Form 10-Q
period 2000-06-30
VASCULAR SOLUTIONS INC
filed 2000-08-03
CIK 1030206

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ______________________________

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     _____________ to _____________

                       Commission File Number:  0-27605
                        ______________________________

                           VASCULAR SOLUTIONS, INC.
            (Exact name of registrant as specified in its charter)


               MINNESOTA                           41-1859679
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)            Identification No.)


         2495 Xenium Lane North
         Minneapolis, Minnesota                         55441
(Address of principal executive offices)             (Zip Code)

                                (763) 656-4300
             (Registrant's telephone number, including area code)
                        ______________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [_] NO [X]

The Registrant had 12,562,528 shares of Common Stock, $0.01 par value per share, outstanding as of August 1, 2000.

                           VASCULAR SOLUTIONS, INC.

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Balance Sheets as of June 30, 2000 and December 31, 1999                      2

              Statements of Operations for the three months ended June 30, 2000 and 1999
              and for the six months ended June 30, 2000 and 1999                           3

              Statements of Cash Flows for the three months ended June 30, 2000 and 1999
              and for the six months ended June 30, 2000 and 1999                           4

              Notes to Unaudited Financial Statements                                       5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                         7

     Item 3.  Quantitative and Qualitative Disclosure About Market Risks                   19


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                            19

     Item 2.  Changes in Securities and Use of Proceeds                                    20

     Item 3.  Defaults upon Senior Securities                                              21

     Item 4.  Submission of Matters to a Vote of Security Holders                          21

     Item 5.  Other Information                                                            21

     Item 6.  Exhibits and Reports on Form 8-K                                             21

                           VASCULAR SOLUTIONS, INC.

                                BALANCE SHEETS

                                                                     June 30,       December 31,
                                                                       2000             1999
                                                                   ------------     ------------
                                                                    (unaudited)        (Note)
Assets
Current assets:
  Cash and cash equivalents.....................................   $  5,088,522     $ 10,529,191
  Accounts receivable, net of allowance of
    $20,000 at June 30, 2000....................................        753,550          374,978
  Inventories...................................................      1,143,897          612,569
  Prepaid expenses..............................................        324,638           93,177
                                                                   ------------     ------------
     Total current assets.......................................      7,310,607       11,609,915
Property and equipment, net.....................................        871,521          684,952
                                                                   ------------     ------------
     Total assets...............................................   $  8,182,128     $ 12,294,867
                                                                   ============     ============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable..............................................   $  1,127,558     $  1,019,715
  Accrued expenses..............................................        541,330          102,954
                                                                   ------------     ------------
     Total current liabilities..................................      1,668,888        1,122,669

Commitments and contingencies

Shareholders' equity:
  Series A preferred stock, $.01 par value;
    2,000,000 shares authorized; 2,000,000
    shares issued and outstanding...............................         20,000           20,000
  Series B preferred stock, $.01 par value;
    1,777,777 shares authorized; 1,777,777
    shares issued and outstanding...............................         17,778           17,778
  Common stock, $.01 par value;
     36,222,223 and 16,222,223 shares authorized in 2000
     and 1999, respectively; 5,278,091 and 5,250,291 shares
     issued and outstanding in 2000 and 1999, respectively......         52,781           52,503
Additional paid-in capital......................................     25,917,781       25,828,309
Deferred compensation...........................................        (89,540)         (90,931)
Accumulated deficit.............................................    (19,405,560)     (14,655,461)
                                                                   ------------     ------------
  Total shareholders' equity....................................      6,513,240       11,172,198
                                                                   ------------     ------------
     Total liabilities and shareholders' equity.................   $  8,182,128     $ 12,294,867
                                                                   ============     ============

                            See accompanying notes.

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                           VASCULAR SOLUTIONS, INC.

                           STATEMENTS OF OPERATIONS


                                                    Three Months Ended                     Six Months Ended
                                                           June 30,                              June 30,
                                                   2000               1999               2000               1999
                                                -----------        -----------        -----------        -----------
                                                         (unaudited)                           (unaudited)
Net sales....................................   $   708,250        $   307,500        $ 1,350,795        $   514,500
Cost of goods sold...........................       353,706            256,393            702,557            442,337
                                                -----------        -----------        -----------        -----------
Gross profit.................................       354,544             51,107            648,238             72,163

Operating expenses:
  Research and development...................       854,763            933,707          1,546,486          1,646,978
  Clinical and regulatory....................       336,703            302,707            526,607            882,303
  Sales and marketing........................     1,409,597            499,364          2,310,912            849,429
  General and administrative.................       665,107            214,383          1,228,679            409,460
                                                -----------        -----------        -----------        -----------
     Total operating expenses................     3,266,170          1,950,161          5,612,684          3,788,170
                                                -----------        -----------        -----------        -----------

     Operating loss..........................    (2,911,626)        (1,899,054)        (4,964,446)        (3,716,007)
Interest income..............................        92,648             80,162            214,347            183,036
                                                -----------        -----------        -----------        -----------
     Net loss................................   $(2,818,978)       $(1,818,892)       $(4,750,099)       $(3,532,971)
                                                ===========        ===========        ===========        ===========

Basic and diluted net loss per share.........   $      (.53)       $      (.49)       $      (.90)       $      (.95)
                                                ===========        ===========        ===========        ===========

Shares used in computing basic and
  diluted net loss per share.................     5,271,456          3,716,967          5,263,171          3,708,568
                                                ===========        ===========        ===========        ===========

                            See accompanying notes.

                           VASCULAR SOLUTIONS, INC.

                           STATEMENTS OF CASH FLOWS

                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                    2000            1999            2000            1999
                                                 -----------     -----------     -----------     -----------
                                                         (unaudited)                     (unaudited)
Operating activities
 Net loss....................................... $(2,818,978)    $(1,818,892)    $(4,750,099)    $(3,532,971)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization...............      83,336          59,793         164,060         113,471
    Value of options granted for services.......          --           3,340              --          13,360
    Value of warrant granted related
     to supply agreement........................          --         257,000              --         257,000
    Deferred compensation expense...............      17,829          13,070          36,141          13,070
    Changes in operating assets and
        liabilities:
     Accounts receivable........................    (151,481)        (91,000)       (378,572)       (158,000)
     Inventories................................    (289,595)        (42,158)       (531,328)       (156,735)
     Prepaid expenses...........................    (228,715)         28,662        (231,461)        (11,656)
     Accounts payable...........................     218,442          23,664         107,843          (8,983)
          Accrued expenses......................     352,343         (70,473)        438,376        (107,792)
                                                 -----------     -----------     -----------     -----------
       Net cash used in operating activities....  (2,816,819)     (1,636,994)     (5,145,040)     (3,579,236)

Investing activities
 Purchase of property and equipment.............    (192,132)        (87,942)       (350,629)       (150,280)
                                                 -----------     -----------     -----------     -----------
       Net cash used in investing activities....    (192,132)        (87,942)       (350,629)       (150,280)

Financing activities
   Proceeds from exercise of stock options......      32,800       3,031,350          55,000       3,033,870
                                                 -----------     -----------     -----------     -----------
       Net cash provided by financing
          Activities............................      32,800       3,031,350          55,000       3,033,870
                                                 -----------     -----------     -----------     -----------
       Increase (decrease) in cash
        and cash equivalents....................  (2,976,151)      1,306,414      (5,440,669)       (695,646)
Cash and cash equivalents at beginning of
   period.......................................   8,064,673       7,894,993      10,529,191       9,897,053
                                                 -----------     -----------     -----------     -----------
Cash and cash equivalents at end of period...... $ 5,088,522     $ 9,201,407     $ 5,088,522     $ 9,201,407
                                                 ===========     ===========     ===========     ===========

                            See accompanying notes.

                           VASCULAR SOLUTIONS, INC.
                    Notes to Unaudited Financial Statements

(1)  Basis of Presentation

     The accompanying unaudited financial statements of Vascular Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Registration Statement on Form S-1 of Vascular Solutions, Inc., as amended, filed with the Securities and Exchange Commission (File No. 333-84089). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)  Computation of Net Loss per Share

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net loss per share for the three months and six months ended June 30, 2000 and 1999 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average common and dilutive potential common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per share, because the effect of outstanding options, warrants and convertible preferred stock is antidilutive.

(3)  Revenue Recognition

     The Company generally sells its products to international distributors which subsequently resell the products to hospitals and clinics. The Company has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor. The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor. Revenue is recognized upon shipment of products to distributors following the receipt and acceptance of a distributor's purchase order. Allowances are provided for estimated warranty costs at the time of shipment. To date, warranty costs have been insignificant.

                           VASCULAR SOLUTIONS, INC.
               Notes to Unaudited Financial Statements-Continued


(4)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

                                                            June 30,    December 31,
                                                              2000         1999
                                                              ----         ----
                                                           (unaudited)
               Raw materials............................   $  702,308     $451,955
               Work-in process..........................      385,916      103,285
               Finished goods...........................       55,673       57,329
                                                           ----------     --------
                                                           $1,143,897     $612,569
                                                           ==========     ========


(5)  Concentrations of Credit and Other Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. The Company maintains its accounts for cash and cash equivalents principally at one major bank in the United States. The Company has a formal written investment policy that restricts the placement of investments to issuers evaluated as creditworthy. The Company has not experienced any losses on its deposits of its cash and cash equivalents.

     With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Three customers accounted for 78% of total accounts receivable as of June 30, 2000. Two customers accounted for 51% of total accounts receivable as of December 31, 1999. There have been no material losses on customer receivables.

     The Company operates in a single industry segment and sells its product to distributors who, in turn, sell to medical clinics. The Company sells its product in foreign countries through independent distributors denominated in United States dollars. Loss, termination or ineffectiveness of distributors to effectively promote the Company's product would have a material adverse effect on the Company's financial condition and results of operations.

     Sales to significant customers as a percentage of total net sales are as follows for the six months ended June 30, 2000 and 1999:

                                                                  2000       1999
                                                                  ----       ----
          German distributor...............................       30.2%      24.9%
          Norwegian distributor............................       25.8%      22.3%
          Italian distributor..............................       16.6%      16.1%
          Austrian distributor.............................        9.3%      14.6%

(6)  Initial Public Offering

     On July 25, 2000, the Company completed the initial public offering of its common stock. Upon the closing of the initial public offering, the Company issued 3,500,000 shares of its common stock at an offering price of $12.00 per share and all of the Company's Series A and Series B preferred stock automatically converted into 3,777,777 shares of common stock. The underwriters have a 30-day option to purchase an additional 525,000 shares of common stock at $12.00 per share expiring on August 19, 2000. Cash proceeds from the sale of the 3,500,000 shares of common stock, net of underwriters' discount and offering expenses, totaled approximately $38.7 million. Upon closing of the Company's initial public offering, the authorized capital stock of the Company consisted of 40,000,000 shares of common stock, par value $.01 per share, with no shares of preferred stock outstanding or designated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains, in addition to historical information, forward-looking statements which involve risks and uncertainties. Our actual results could differ significantly from the results discussed in such forward-looking statements. See "Factors Affecting Future Operating Results" below.

Overview

  Since commencing operations in February 1997, we have been engaged in the design, development, clinical testing and, more recently, the manufacture and sale in international markets of the Vascular Solutions Duett/TM/ sealing device. Our Duett sealing device is designed to seal the entire puncture site following catheterization procedures such as angiography, angioplasty and stenting. We have received regulatory approvals to market the Duett sealing device in several international markets, principally in Europe. On June 22, 2000, we received approval from the United States Food and Drug Administration or FDA of our premarket approval or PMA application for the sale of our Duett sealing device in the United States. As a result, we very recently commenced sales of our product in the United States with a direct sales force.

  We have a limited history of operations and have experienced significant operating losses since inception. As of June 30, 2000, we had an accumulated deficit of $19.4 million. We commenced international sales in February 1998. To date, we have generated substantially all of our revenue from sales of the Duett sealing device to international distributors who resell the device to hospitals.

  Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues they may not be sustained in future periods.

Results of Operations

Three months ended June 30, 2000 compared to three months ended June 30, 1999

  Net sales increased 130% to $708,250 for the three months ended June 30, 2000 from $307,500 for the three months ended June 30, 1999. This increase in net sales was the result of increased shipments of the Duett sealing device to our distributors for sale in Europe. Sales to our German, Norwegian, Italian and Austrian distributors accounted for approximately 35%, 26%, 16% and 8% of net sales for the three months ended June 30, 2000.

  Gross profit as a percentage of net sales increased to 50% for the three months ended June 30, 2000 from 17% for the three months ended June 30, 1999. This increase as a percentage of net sales resulted from a decrease in cost of goods sold due to the conversion to the Duett Model 2000 for international sales in the fourth quarter of 1999 and improved manufacturing processes. Cost of goods sold consists primarily of direct material component costs, personnel expenses and manufacturing equipment and overhead related to the production of our Duett sealing device. The Duett Model 2000 incorporates minor modifications to the procoagulant components and different vendors for certain components, resulting in lower cost of goods compared to the original Duett Model 1000. The approval we recently received from the FDA applies to the Duett Model 1000. We will not be able to sell the Duett Model 2000 in the United States until we receive approval of a PMA supplement. We do not expect to receive FDA approval of a PMA supplement for the Duett Model 2000 prior to late-2001. We expect gross profit as a percentage of net sales to continue to increase as we increase our manufacturing volume, improve our manufacturing processes, and enter the United States market.

  Research and development expenses decreased 8% to $854,763 for the three months ended June 30, 2000 from $933,707 for the three months ended June 30, 1999. This slight decrease was attributable to the increased absorption of additional capacity by manufacturing and the transition of the Duett Model 2000 to production. We expect our research and development expenses to increase through the remainder of 2000 as we hire additional development personnel, continue work on product improvements and explore new product opportunities.

  Clinical and regulatory expenses increased 11% to $336,703 for the three months ended June 30, 2000 from $302,707 for the three months ended June 30, 1999. These expenses consist primarily of payments to clinics for participation in clinical studies, company personnel related to clinical study administration and payments to regulatory agencies as part of the product approval process. The increase was primarily the result of costs associated with the 300-patient multi-center FDA clinical study of the Duett Model 2000 which was commenced in March 2000 and was completed in June 2000. We expect our clinical and regulatory expenses to remain relatively constant during the remainder of 2000 compared to the quarter ended June 30, 2000.

  Sales and marketing expenses increased 182% to $1,409,597 for the three months ended June 30, 2000 from $499,364 for the three months ended June 30, 1999. This increase was due primarily to additional personnel and travel for the international distribution of our Duett sealing device. We currently anticipate that sales and marketing expenses will increase for the foreseeable future as we hire, train and deploy a direct sales force in the United States. These expenses will be principally related to hiring additional sales and marketing personnel, expanding marketing efforts and training new physicians.

  General and administrative expenses increased 210% to $665,107 for the three months ended June 30, 2000 from $214,383 for the three months ended June 30, 1999. This increase was primarily attributable to a substantial increase in legal fees associated with litigation items (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q) and increase in personnel costs to support increased operations. We anticipate that general and administrative expenses will increase for the foreseeable future as we continue to incur substantial litigation expenses related to patent infringement claims and add personnel and infrastructure.

  Interest income increased to $92,648 for the three months ended June 30, 2000 from $80,162 for the three months ended June 30, 1999 primarily as a result of higher cash balances resulting from higher money market interest rates and cash balances.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

  Net sales increased 163% to $1,350,795 for the six months ended June 30, 2000 from $514,500 for the six months ended June 30, 1999. The increase in net sales was the result of increased shipments of our Duett sealing device to existing independent international distributors and shipments to new independent international distributors covering other territories. International sales of our Duett sealing device commenced in February 1998. Sales to our German, Norwegian, Italian and Austrian distributors accounted for approximately 30%, 26%, 17% and 9% of net sales for the six months ended June 30, 2000.

  Gross profit as a percentage of net sales increased to 48% for the six months ended June 30, 2000 from 14% for the six months ended June 30, 1999. This increase as a percentage of net sales resulted from a decrease in cost of goods sold due to the conversion to the Duett Model 2000 for international sales in the fourth quarter of 1999 and improved manufacturing processes.

  Research and development expenses decreased 6% to $1,546,486 for the six months ended June 30, 2000 from $1,646,978 for the six months ended June 30, 1999. This slight decrease was attributable to the increased absorption of additional capacity by manufacturing and the transition of the Duett Model 2000 to production.

  Clinical and regulatory expenses decreased 40% to $526,607 for the six months ended June 30, 2000 from $882,303 for the six months ended June 30, 1999. The decrease was primarily the result of costs associated with the 695-patient multi-center clinical study of our Duett sealing device which commenced in August 1998 and was completed in March 1999. In addition to the payments to the clinical centers for patient enrollment and data collection, we contracted with a third party to perform data analysis and computation for the study. We also contracted with a third party to perform a cost outcomes study of the patient data from this multi-center study.

  Sales and marketing expenses increased 172% to $2,310,912 for the six months ended June 30, 2000 from $849,429 for the six months ended June 30, 1999. This increase was due primarily to $891,400 in increased personnel costs and $353,700 associated with travel, marketing and physician training for the international distribution of the Duett sealing device.

  General and administrative expenses increased 200% to $1,228,679 for the six months ended June 30, 2000 from $409,460 for the six months ended June 30, 1999. This increase was primarily attributable to a substantial increase in legal fees associated with litigation items and increase in personnel costs.

  Interest income increased to $214,347 for six months ended June 30, 2000 from $183,036 for the six months ended June 30, 1999 primarily as a result of higher money market interest rates and cash and cash equivalents balances.

Income Taxes

  We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

  As of June 30, 2000, we had approximately $17,085,000 of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of June 30, 2000, we also had federal and state research and development tax credit carryforwards of approximately $339,000 which begin to expire in the year 2013. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

  We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

Liquidity and Capital Resources

  We have financed all of our operations since inception through the issuance of equity securities. Through June 30, 2000, we have sold common stock and preferred stock generating aggregate net proceeds of $25.4 million. On July 25, 2000, we completed the initial public offering or our common stock. Upon the closing of the initial public offering, we received cash proceeds, net of underwriters' discount and offering expenses, of approximately $38.7 million.

  At June 30, 2000, we had $5.1 million in cash and cash equivalents on-hand. During the three months ended June 30, 2000, we used $2.8 million of cash and cash equivalents in operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $2.8 million and increases in accounts receivable and inventories to support our increased operations. For the six months ended June 30, 2000, we used $5.1 million of cash in operating activities. This was primarily used to fund our net loss for the period of $4.8 million and increases in accounts receivable and inventories. Cash used in operating activities was partially offset by an increase of $546,000 in accounts payable and accrued expenses. Our other use of cash in each of these periods was investing activities to acquire manufacturing and office equipment. Our equipment acquisitions totaled $192,000 during the three months ended June 30, 2000 and $351,000 during the six months ended June 30, 2000.

  We do not have any significant cash commitments related to supply agreements, nor do we have any commitments for capital expenditures.

  We currently anticipate that we will continue to experience significant growth in our expenses for the foreseeable future and our expenses will be a material use of our cash resources. We anticipate that our operating losses will continue through at least December 31, 2000, because we plan to spend substantial amounts hiring and training a direct United States sales force, funding sales and marketing activities and creating and expanding research and development initiatives. We believe that current cash balances along with cash generated from the future sales of products will be sufficient to meet our operating and capital requirements through at least the end of 2001. Our liquidity and capital requirements beyond 2001 will depend on numerous factors, including the extent to which our Duett sealing device gains market acceptance and competitive developments.

Factors Affecting Future Operating Results

  Certain information contained in this Quarterly Report on Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our expectations or beliefs concerning future events, including the following: our ability to become profitable, market acceptance of the Duett sealing device, our dependence on the Duett sealing device, our ability to remain competitive and achieve future growth, any statement regarding the future of the vascular sealing device industry or our business plans and strategies. We caution you that any forward-looking statements made by us in this Form 10-Q or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, the factors set forth below.

Because we only began product development in February 1997, we have a limited operating history upon which to evaluate our potential for future success

  We began product development in February 1997 and began to generate international sales in February 1998. Accordingly, we have only three years of operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by early stage, single-product medical device companies like ours in a new and evolving market, such as the vascular sealing device market. If we are unsuccessful in addressing these risks and uncertainties, our business will be seriously harmed.

We have been named as the defendant in two patent infringement lawsuits and may face additional intellectual property infringement claims in the future which could prevent us from manufacturing and selling our product or result in our incurring substantial costs and liabilities

  An adverse determination in any intellectual property litigation or interference proceedings could prohibit us from selling our product, subject us to significant liabilities to third parties or require us to seek licenses from third parties. The costs associated with these license arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our product.

  On July 23, 1999, we were named as the defendant in a patent infringement lawsuit brought by Datascope Corp. in the United States District Court for the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes and, following FDA approval, will infringe a United States patent held by Datascope and asks for relief in the form of an injunction that would prevent us from selling our product in the United States as well as an award of attorneys' fees, costs and disbursements. On March 15, 2000, the court granted summary judgment dismissing all of Datascope's claims, subject to the right of Datascope to recommence the litigation after our receipt of FDA approval of our Duett sealing device. On July 12, 2000, after our receipt of FDA approval, Datascope recommenced this litigation, alleging that the Duett sealing device infringes a United States patent held by Datascope and requesting relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by our alleged infringement, and other costs, disbursements and attorneys' fees. It is not possible to predict the timing or outcome of this lawsuit, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

  On September 22, 1999, we received a letter from the Daig division of St. Jude Medical, Inc. claiming that the manufacture, use, marketing and sale of our Duett sealing device infringes upon certain United States patents licensed by Daig. The letter referenced a prior letter dated August 18, 1998 from us to the prior licensee of those patents in which we made a proposal intended to avoid the anticipated litigation over those patents. The proposed license was rejected. On July 3, 2000, we were named as the defendant in a patent infringement lawsuit brought by St. Jude Medical and Daig Corporation in the United States District Court for the District of Minnesota. The complaint requests a judgment that our Duett sealing device infringes a series of four patents held by St. Jude Medical and asks for relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys' fees. It is not possible to predict the timing or outcome of this lawsuit, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

  The interventional cardiology industry is characterized by numerous patent filings and frequent and substantial intellectual property litigation. Companies in the interventional cardiology industry in general, and in vascular sealing in particular, have employed intellectual property litigation in an attempt to gain a competitive advantage. We are aware of many United States patents issued to other companies in the vascular sealing field which describe vascular sealing devices. Each of the three vascular sealing products with which our Duett sealing device competes has been subject to infringement litigation. We may become the subject of additional intellectual property claims in the future related to our Duett sealing device. Intellectual property litigation in recent years has proven to be very complex, and the outcome of such litigation is difficult to predict.

  Our defense of the Datascope claim, the St. Jude Medical claim and any other intellectual property claims filed in the future, regardless of the merits of the complaint, could divert the attention of our technical and management personnel away from the development and marketing of the Duett sealing device for significant periods of time. The costs incurred to defend the Datascope claim, the St. Jude Medical claim and other future claims could be substantial and seriously harm us, even if our defense is ultimately successful.

We will not be successful if the vascular sealing device market does not adopt our new sealing methodology

  We have sold only a limited number of our Duett sealing devices to date and have only very recently commenced sales of our product in the United States, which we believe represents the largest market for vascular sealing devices. Our success will depend on the medical community's acceptance of our Duett sealing device. We cannot predict how quickly, if at all, the medical community will accept our Duett sealing device, or, if accepted, the extent of its use. Our potential customers must:

  . believe that our device offers benefits compared to the methodologies and/or devices that they are currently using to seal vascular punctures;

  .  believe that our device is worth the price that they will be asked to pay;
     and

  . be willing to commit the time and resources required to change their current methodology.

  If we encounter difficulties introducing our Duett sealing device into the United States market or expanding our presence in markets outside the United States, our business will be seriously harmed.

We currently rely on the Duett sealing device as our sole source of revenue

  We have developed only one product which is being sold in a limited number of international markets and have only very recently received FDA approval for sale in the United States. Even if we were to develop additional products, FDA approval would be required in order to sell them in the United States. Preparation of the requisite materials to seek FDA approval and the approval process itself require a substantial amount of time and money. Therefore, we do not expect to be in a position to sell additional products in the foreseeable future. As a result, our success is solely dependent on the success of our Duett sealing device. If our Duett sealing device is not successful, our business will be seriously harmed.

We have incurred losses and we may not be profitable in the future

  Since we commenced operations in February 1997, we have incurred net losses from costs relating to the development and commercialization of our Duett sealing device. At June 30, 2000, we had an accumulated deficit of $19.4 million. We expect to continue to significantly increase our sales and marketing, research and development and general and administrative expenses. In particular, we are in the process of hiring, training and deploying a direct sales force to sell our Duett sealing device in the United States. Because of our plans to invest heavily in sales and marketing, hire additional employees and expand our commercialization, we expect to incur significant net losses through at least December 31, 2000. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our common stock

  The very recent FDA approval of our Duett sealing device and history of losses make prediction of future operating results difficult. You should not rely on our past revenue growth as any indication of future growth rates or operating results. The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

  . the results of the introduction of our Duett sealing device into the United States market;

  .  the effect of intellectual property disputes;

  .  the demand for and acceptance of our Duett sealing device;

  . the success of our competition and the introduction of alternative means for vascular sealing;

  .  our ability to command favorable pricing for our Duett sealing device;

  .  the growth of the market for vascular sealing devices;

  . the expansion and rate of success of our direct sales force in the United States and our independent distributors internationally;

  .  actions relating to ongoing FDA compliance;

  .  the size and timing of orders from independent distributors or customers;

  . the attraction and retention of key personnel, particularly in sales and marketing, regulatory, manufacturing and research and development;

  . unanticipated delays or an inability to control costs with respect to our Duett sealing device;

  .  our ability to introduce new products and enhancements in a timely manner;

  . general economic conditions as well as those specific to our customers and markets; and

  . seasonal fluctuations in revenue due to the elective nature of some procedures.

Our direct sales efforts may not be successful because we have no operating history with a direct sales force

  Because we have only very recently received regulatory approval to sell our Duett sealing device in the United States, we have no operating history with a direct sales force. We are in the process of hiring a direct sales force, including clinical specialists to perform physician training, to commercialize our Duett sealing device in the United States. We currently anticipate that sales and marketing expenses will increase for the foreseeable future as we hire, train and deploy a direct sales force in the United States. We believe that our new salespeople and clinical specialists will require approximately three months from their hiring date to become productive selling and training physicians to use our Duett sealing device. Furthermore, we believe that there is significant competition for direct sales personnel and clinical specialists with the advanced sales skills and technical knowledge we require. We may not be able to obtain, train and retain direct sales personnel and the future sales efforts of our direct sales force may not be successful.

We may face product liability claims that could result in costly litigation and significant liabilities

  The manufacture and sale of medical products entail significant risk of product liability claims. The medical device industry in general has been subject to significant medical malpractice litigation. Any product liability claims, with or without merit, could result in costly litigation, reduced sales, cause us to incur significant liabilities and divert our management's time, attention and resources. Because of our limited operating history and lack of experience with these claims, we cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all.

The market for vascular sealing devices is highly competitive and will likely become more competitive, and our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements that may render our Duett sealing device obsolete

  The existing market for vascular sealing devices is intensely competitive. We expect competition to increase further as additional companies begin to enter this market and/or modify their existing products to compete directly with ours. Our primary competitors are Abbott Laboratories (through its subsidiary Perclose, Inc.), Datascope Corp. and St. Jude Medical, Inc., which sells a product developed by Kensey Nash Corporation. These companies have:

  .  better name recognition;

  .  broader product lines;

  .  greater sales, marketing and distribution capabilities;

  .  significantly greater financial resources;

  .  larger research and development staffs and facilities; and

  .  existing relationships with some of our potential customers.

  We may not be able to effectively compete with these companies. In addition, broad product lines may allow our competitors to negotiate exclusive, long-term supply contracts and offer comprehensive pricing for their products. Broader product lines may also provide our competitors with a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that are increasingly seeking to reduce costs through centralized purchasing. Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our Duett sealing device obsolete.

We currently depend on the international marketing and sales efforts of a limited number of independent distributors

  Our Duett sealing device is sold internationally through independent distributors in Germany, Norway, Italy, Austria, the United Kingdom, Denmark, Switzerland, Finland, Sweden, Greece, Belgium, Spain, the Netherlands, Taiwan and Hong Kong. Our international sales are largely dependent on the marketing efforts of, and sales by, these distributors. Sales through distributors are subject to several risks, including the risk of financial instability of distributors and the risk that distributors will not effectively promote our Duett sealing device. Loss or termination of these distribution relationships could seriously harm our international sales efforts and could result in our repurchasing unsold inventory from former distributors by virtue of local laws applicable to distribution relationships, provisions of distribution agreements or negotiated settlements entered into with our distributors. Sales to our German, Norwegian, Italian and Austrian distributors accounted for approximately 30%, 26%, 17% and 9% of net sales for the six months ended June 30, 2000.

Our international sales are subject to a number of risks that could seriously harm our ability to successfully commercialize our Duett sealing device in any international market

  Substantially all of our sales to date have been outside the United States. Our international sales are subject to several risks, including:

  .  the impact of recessions in economies outside the United States;

  . greater difficulty in collecting accounts receivable and longer collection periods;

  . unexpected changes in regulatory requirements, tariffs or other trade barriers;

  .  weaker intellectual property rights protection in some countries;

  .  potentially adverse tax consequences; and

  .  political and economic instability.

   The occurrence of any of these events could seriously harm our future international sales and our ability to successfully commercialize our Duett sealing device or any future product in any international market.

We have limited manufacturing experience and may encounter difficulties in expanding our manufacturing operations which could seriously harm our business

  We have limited experience in manufacturing our Duett sealing device. Until very recently, we have manufactured the Duett sealing device in limited quantities for international sales and clinical studies in the United States. We do not have experience in manufacturing our Duett sealing device in substantial commercial quantities. We believe our current facilities are adequate for our projected production of our Duett sealing device for the next year, but future facility requirements will depend largely on future sales of our product in the United States. We may encounter unforeseen difficulties in expanding our production of our Duett sealing device and new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, compliance with FDA regulations and requirements regarding good manufacturing practices, and the need for further regulatory approval of new manufacturing processes. Difficulties encountered by us in expanding our manufacturing capabilities could seriously harm our business.

Our business and results of operations may be seriously harmed by changes in third-party reimbursement policies

  We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any changes affect reimbursement for catheterization procedures in which our Duett sealing device is used. Failure by physicians, hospitals and other users of our Duett sealing device to obtain sufficient reimbursement from healthcare payors for procedures in which our Duett sealing device is used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would seriously harm our business.

  In the United States, healthcare providers, including hospitals and clinics that purchase medical devices such as our Duett sealing device, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of catheterization procedures. We believe that in a prospective payment system, such as the system currently used by Medicare, and in many managed care systems used by private healthcare payors, the cost of the Duett sealing device will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for our product. The Health Care Financing Administration is in the process of implementing a new Medicare prospective payment system for hospital outpatient services. It is uncertain what impact this new system may have on sales of our product.

  In international markets, acceptance of our Duett sealing device is dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. However, we are unaware of any hospitals that receive specific, cost-based, direct reimbursement for the use of our Duett sealing device. Reimbursement and healthcare payment systems in international markets vary significantly by country. Our failure to receive international reimbursement approvals could have a negative impact on market acceptance of our Duett sealing device in the markets in which these approvals are sought.

Our Duett sealing device and our manufacturing activities are subject to extensive governmental regulation that could prevent us from selling our Duett sealing device in the United States or introducing new and improved products

  Our Duett sealing device and our manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. We are required to:

  . obtain the approval of the FDA and international agencies before we can market and sell our products;

  . satisfy these agencies' content requirements for all of our labeling, sales and promotional materials; and

  .  undergo rigorous inspections by these agencies.

  Compliance with the regulations of these agencies may delay or prevent us from introducing any new model of our Duett sealing device or other products. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

  We are also required to demonstrate compliance with the FDA's quality system regulations. The FDA enforces its quality system regulations through pre-approval and periodic post-approval inspections. These regulations relate to product testing, vendor qualification, design control and quality assurance, as well as the maintenance of records and documentation. If we are unable to conform to these regulations, the FDA may take actions which could seriously harm our business.

  We are currently conducting two post approval studies of our Duett sealing device as required by the FDA. It is likely that we will conduct further studies on the use of our Duett sealing device for the foreseeable future. The FDA and international regulatory agencies may restrict or withdraw their approval of our Duett sealing device if additional information becomes available to support this action through these studies or otherwise.

The loss of, or interruption of supply from, key vendors, including single source suppliers, could limit our ability to manufacture our Duett sealing device

  We purchase components used in our Duett sealing device from various suppliers and rely on single sources for the collagen and thrombin components of our Duett sealing device procoagulant. There are currently no FDA-approved alternative suppliers of thrombin and very few FDA-approved alternative suppliers of collagen. Because it requires FDA approval, establishing additional or replacement suppliers for thrombin would require a lead-time of at least two years and would involve significant additional costs. Any supply interruption from key vendors or failure by us to engage alternative vendors may limit our ability to manufacture our Duett sealing device and could therefore seriously harm our business.

Our failure to expand our management systems and controls to support anticipated growth could seriously harm our business

  Our operations are growing rapidly and we expect this expansion to continue as we execute our business strategy. Our total number of employees grew from 48 on June 30, 1999 to 101 on June 30, 2000. We anticipate further increases in the number of our employees. Sustaining our growth has placed significant demands on management and our administrative, operational, personnel and financial resources. Accordingly, our future operating results will depend on the ability of our officers and other key employees to continue to implement and improve our operational, client support and financial control systems, and effectively expand, train and manage our employee base. We may not be able to manage our growth successfully and inability to sustain or manage our growth could seriously harm our business.

Concentration of ownership of our company may give some shareholders substantial influence and may prevent or delay a change in control of our company

  Our executive officers and directors, together with their affiliates, in the aggregate, beneficially own approximately 5,789,662 shares, or 45.4%, of our total outstanding common stock as of July 31, 2000. These shareholders may be able to exercise substantial influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Our articles of incorporation and Minnesota law may discourage an acquisition of our company

  Provisions of our articles of incorporation and Minnesota law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

The price of our common stock could be highly volatile due to a number of factors

  The trading price of our common stock may fluctuate widely as a result of a number of factors, including:

  .  performance of our Duett sealing device in the United States market;

  .  actions taken by the FDA concerning our products;

  .  market perception and customer acceptance of vascular sealing devices;

  .  increased competition;

  .  litigation concerning intellectual property rights;

  .  the loss of significant orders;

  .  general conditions in the medical device industry; and

  .  changes in earnings estimates by analysts.

  In addition, the stock market for medical device companies has experienced extreme price and volume fluctuations, which have often been unrelated to the operating performance of the companies experiencing these fluctuations.

Future sales of our common stock in the public market could cause our stock price to fall

  If our shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. As of July 31, 2000, we have 12,562,528 outstanding shares of common stock. Other than the 3,802,250 shares which are freely tradeable, an additional 95,160 shares will be freely tradeable on October 17, 2000 and 8,665,118 shares will become freely tradeable at varying dates after January 14, 2001 upon the expiration of lock-up agreements between our existing shareholders and the underwriters.

If holders of our common stock that have registration rights require us to register a large number of their shares for sale into the public market, the market price of our common stock and our ability to raise needed capital could be significantly harmed

  On January 15, 2001, the holders of 3,777,777 shares of our common stock, which represent 30% of our outstanding common stock as of July 31, 2000, and the holders of warrants to purchase 168,000 shares of our common stock will be entitled to have the resale of their shares registered under the Securities Act of 1933. If these holders cause a large number of shares to be registered and sold in the public market, such sales could seriously harm the market price for our common stock. In addition, if we include in a company-initiated registration shares held by these holders pursuant to the exercise of their registration rights, such sales may have a negative impact on our ability to raise needed capital.

Item 3.  Quantitative and Qualitative Disclosure About Market Risks

  Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank in the United States. We have a formal written investment policy that restricts the placement of investments to issuers evaluated as creditworthy. We have not experienced any losses on our deposits of our cash and cash equivalents.

  With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on customer receivables.

  We operate in a single industry segment and sell our product to distributors who, in turn, sell to medical clinics. We sell our product in foreign countries through independent distributors denominated in United States dollars. Loss, termination or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On July 23, 1999, we were named as the defendant in a patent infringement lawsuit brought by Datascope Corp. in the United States District Court for the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes and, following FDA approval, will infringe a United States patent held by Datascope and asks for relief in the form of an injunction that would prevent us from selling our product in the United States as well as an award of attorneys' fees, costs and disbursements. On March 15, 2000, the court granted summary judgment dismissing all of Datascope's claims, subject to the right of Datascope to recommence the litigation after our receipt of FDA approval of our Duett sealing device. On July 12, 2000, after our receipt of FDA approval, Datascope recommenced this litigation, alleging that the Duett sealing device infringes a United States patent held by Datascope and requesting relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by our alleged infringement, and other costs, disbursements and attorneys' fees. It is not possible to predict the timing or outcome of this lawsuit, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

     On September 22, 1999, we received a letter from the Daig division of St. Jude Medical, Inc. claiming that the manufacture, use, marketing and sale of our Duett sealing device infringes upon certain United States patents licensed by Daig. The letter referenced a prior letter dated August 18, 1998 from us to the prior licensee of those patents in which we made a proposal intended to avoid the anticipated litigation over those patents. The proposed license was rejected. On July 3, 2000, we were named as the defendant in a patent infringement lawsuit brought by St. Jude Medical and Daig Corporation in the United States District Court for the District of Minnesota. The complaint requests a judgment that our Duett sealing device infringes a series of four patents held by St. Jude Medical and asks for relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys' fees. It is not possible to predict the timing or outcome of this lawsuit, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

Item 2.  Changes in Securities and Use of Proceeds

     (a)  Not applicable


     (b)  Not applicable


     (c)  Grants and Exercises of Stock Options

          During the three-month period ended June 30, 2000, we granted stock options to purchase an aggregate of 22,500 shares of our common stock at an exercise price of $10.00 per share to employees and consultants pursuant to our stock option and stock award plan (the "Stock Option Plan"). During the three-month period ended June 30, 2000, we issued and sold an aggregate of 13,000 shares of our common stock to employees, former employees and consultants for aggregate consideration of $32,800 pursuant to exercises of options under our Stock Option Plan. These sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act.

     (d)  Initial Public Offering

          On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. The underwriters have a 30-day option to purchase an additional 525,000 shares at $12.00 per share expiring on August 19, 2000. The aggregate gross proceeds raised in the offering were approximately $42.0 million. Our net proceeds from the offering were approximately $38.7 million.

Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27.1 -- Financial Data Schedule for the three months ended June 30, 2000.

          27.2 -- Financial Data Schedule for the six months ended June 30,
                  2000.

     (b)  Reports on Form 8-K:

          The Company did not file any Current Report on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VASCULAR SOLUTIONS, INC.


Date: August 3, 2000                    By:  /s/ Jerry Johnson
                                           ---------------------------
                                             Jerry S. Johnson
                                             Chief Financial Officer
                                             (Duly authorized officer and
                                             principal financial and
                                             accounting officer)

                                 EXHIBIT INDEX
                                 -------------


27.1 -- Financial Data Schedule for the three months ended June 30, 2000.


27.2 -- Financial Data Schedule for the six months ended June 30, 2000.