Form 10-Q
period 2000-09-30
VASCULAR SOLUTIONS INC
filed 2000-11-08
CIK 1030206

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ to ________________

                         Commission File Number: 0-27605
                         -------------------------------

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

                                 (763) 656-4300
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

The Registrant had 13,093,148 shares of Common Stock, $0.01 par value per share, outstanding as of November 1, 2000.

                            VASCULAR SOLUTIONS, INC.

                                TABLE OF CONTENTS


                                                                            PAGE


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Balance Sheets as of September 30, 2000 and
                December 31, 1999                                              2

                Statements of Operations for the three months ended
                September 30, 2000 and 1999 and for the nine months
                ended September 30, 2000 and 1999                              3

                Statements of Cash Flows for the three months ended
                September 30, 2000 and 1999 and for the nine months
                ended September 30, 2000 and 1999                              4

                Notes to Unaudited Financial Statements                        5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                            7

        Item 3. Quantitative and Qualitative Disclosure About
                Market Risks                                                  11


PART II.  OTHER INFORMATION

        Item 1.  Legal Proceedings                                            11

        Item 2.  Changes in Securities and Use of Proceeds                    12

        Item 3.  Defaults upon Senior Securities                              13

        Item 4.  Submission of Matters to a Vote of Security Holders          13

        Item 5.  Other Information                                            13

        Item 6.  Exhibits and Reports on Form 8-K                             13

                            VASCULAR SOLUTIONS, INC.

                                 BALANCE SHEETS


                                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                                   2000               1999
                                                                               -------------      ------------
                                                                                (unaudited)          (Note)
ASSETS
Current assets:
     Cash and cash equivalents.........................................        $ 45,909,710       $10,529,191
     Accounts receivable, net of allowance of
            $50,000 at September 30, 2000..............................           1,754,269           374,978
     Inventories.......................................................           1,485,522           612,569
     Prepaid expenses..................................................             270,610            93,177
                                                                               -------------      ------------
          Total current assets.........................................          49,420,111        11,609,915
Property and equipment, net............................................             884,949           684,952
                                                                               -------------      ------------
          Total assets.................................................        $ 50,305,060       $12,294,867
                                                                               =============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable..................................................        $  1,030,115       $ 1,019,715
     Accrued compensation..............................................             777,187            85,441
     Accrued expenses..................................................              70,558            17,513
                                                                               -------------      ------------
          Total current liabilities....................................           1,877,860         1,122,669

Commitments and contingencies

Shareholders' equity:
     Series A preferred stock, $.01 par value;
        Shares authorized - 2000 - 0; 1999 - 2,000,000
        Issued and outstanding - 2000 - 0; 1999 - 2,000,000............                  --            20,000
     Series B preferred stock, $.01 par value;
        Shares authorized - 2000 - 0; 1999 - 1,777,777
        Issued and outstanding - 2000 - 0; 1999 - 1,777,777............                  --            17,778
     Common stock, $.01 par value;
        Shares authorized - 2000 - 40,000,000; 1999 - 16,222,223
        Issued and outstanding - 2000 - 13,088,948;
                 1999 - 5,250,291......................................             130,890            52,503
Additional paid-in capital.............................................          69,872,856        25,828,309
Deferred compensation..................................................             (71,330)          (90,931)
Accumulated deficit....................................................         (21,505,216)      (14,655,461)
                                                                               -------------      ------------
     Total shareholders' equity........................................          48,427,200        11,172,198
                                                                               -------------      ------------
          Total liabilities and shareholders' equity...................        $ 50,305,060       $12,294,867
                                                                               =============      ============

                             See accompanying notes.

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            VASCULAR SOLUTIONS, INC.

                            STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                     2000           1999             2000          1999
                                                -------------   ------------     ------------  ------------
                                                        (unaudited)                       (unaudited)

Net sales...................................     $ 2,037,251      $ 404,814       $3,388,046     $ 919,314
Cost of goods sold..........................         875,822        285,566        1,578,379       727,903
                                                -------------   ------------     ------------  ------------
Gross profit................................       1,161,429        119,248        1,809,667       191,411

Operating expenses:
     Research and development...............         913,545        666,703        2,460,031     2,313,681
     Clinical and regulatory................         246,330        232,665          772,937     1,114,968
     Sales and marketing....................       2,107,292        618,371        4,418,204     1,467,800
     General and administrative.............         524,674        438,422        1,753,353       847,882
                                                -------------   ------------     ------------  ------------
          Total operating expenses..........       3,791,841      1,956,161        9,404,525     5,744,331
                                                -------------   ------------     ------------  ------------

          Operating loss....................      (2,630,412)    (1,836,913)      (7,594,858)   (5,552,920)
Interest income.............................         530,756        102,352          745,103       285,388
                                                -------------   ------------     ------------  ------------
Net loss....................................    $ (2,099,656)   $(1,734,561)     $(6,849,755)  $(5,267,532)
                                                =============   ============     ============  ============

Basic and diluted net loss per share........    $       (.19)   $      (.40)     $      (.96)  $     (1.22)
                                                =============   ============     ============  ============

Shares used in computing basic and
   diluted net loss per share...............      10,907,770      4,319,608        7,144,711     4,315,241
                                                =============   ============     ============  ============

                             See accompanying notes.

                            VASCULAR SOLUTIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                           2000            1999            2000           1999
                                                      -------------    ------------    ------------   ------------
                                                              (unaudited)                       (unaudited)
OPERATING ACTIVITIES
   Net loss.......................................     $(2,099,656)    $(1,734,561)   $(6,849,755)   $(5,267,532)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization.............          96,967          64,266        261,027        177,737
        Value of options granted for services.....              --              --             --         13,360
        Value of warrant granted related
          to supply agreement.....................              --              --             --        257,000
        Deferred compensation expense.............          18,210          18,312         54,351         31,382

        Changes in operating assets and liabilities:
          Accounts receivable.....................      (1,000,719)        (79,180)     (1,379,291)      (237,180)
          Inventories.............................        (341,625)        (95,220)       (872,953)      (251,955)
          Prepaid expenses........................          54,028        (316,626)       (177,433)      (328,282)
          Accounts payable........................         (97,443)        342,228          10,400        333,245
          Accrued compensation and expenses.......         306,415          19,187         744,791        (88,605)
                                                      -------------    ------------    ------------   ------------
             Net cash used in operating activities      (3,063,823)     (1,781,594)     (8,208,863)    (5,360,830)

INVESTING ACTIVITIES
   Purchase of property and equipment.............        (110,395)       (106,999)       (461,024)      (257,279)
                                                      -------------    ------------    ------------   ------------
             Net cash used in investing activities        (110,395)       (106,999)       (461,024)      (257,279)

FINANCING ACTIVITIES
   Proceeds from exercise of stock options........          19,920          27,880          74,920      3,061,750
   Net proceeds from sale of common stock.........      43,975,486              --      43,975,486             --
                                                      -------------    ------------   ------------   ------------
             Net cash provided by financing
                        Activities................      43,995,406          27,880      44,050,406      3,061,750
                                                      -------------    ------------   ------------   ------------
             Increase (decrease) in cash
               and cash equivalents...............      40,821,188      (1,860,713)     35,380,519     (2,556,359)
Cash and cash equivalents at beginning of
   Period                                                5,088,522       9,201,407      10,529,191      9,897,053
                                                      -------------    ------------    ------------   ------------
Cash and cash equivalents at end of period........    $ 45,909,710     $ 7,340,694     $45,909,710    $ 7,340,694
                                                      =============    ============    ============   ============

                             See accompanying notes.

                            VASCULAR SOLUTIONS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Vascular Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Registration Statement on Form S-1 of the Company, as amended, filed with the Securities and Exchange Commission (File No. 333-84089). Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.


(2)      COMPUTATION OF NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net loss per share for the three months and nine months ended September 30, 2000 and 1999 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average common and dilutive potential common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per share, because the effect of outstanding options, warrants and convertible preferred stock is antidilutive.


(3)      REVENUE RECOGNITION

         In the United States, the Company sells its products directly to hospitals and clinics. Revenue is recognized upon shipment of products to customers.

         In international markets, the Company sells its products to international distributors which subsequently resell the products to hospitals and clinics. The Company has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor. The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor. Revenue is recognized upon shipment of products to distributors following the receipt and acceptance of a distributor's purchase order. Allowances are provided for estimated warranty costs at the time of shipment. To date, warranty costs have been insignificant.

                            VASCULAR SOLUTIONS, INC.
                NOTES TO UNAUDITED FINANCIAL STATEMENTS-CONTINUED


(4)      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

                                                               SEPTEMBER 30,       DECEMBER 31,
                                                                   2000               1999
                                                                   ----               ----
                                                                (unaudited)
           Raw materials....................................    $  912,912           $451,955
           Work-in process..................................       484,205            103,285
           Finished goods...................................        88,405             57,329
                                                                ----------          ---------
                                                                $1,485,522           $612,569
                                                                ==========           ========


(5)      CONCENTRATIONS OF CREDIT AND OTHER RISKS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. The Company maintains its accounts for cash and cash equivalents principally at one major bank and two investment firms in the United States. The Company has a formal written investment policy that restricts the placement of investments to issuers evaluated as creditworthy. The Company has not experienced any losses on its deposits of its cash and cash equivalents.

         With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Three customers accounted for 38% of total accounts receivable as of September 30, 2000. Two customers accounted for 51% of total accounts receivable as of December 31, 1999. There have been no material losses on customer receivables.

         The Company operates in a single industry segment and sells its product directly to hospitals and clinics in the United States and to distributors who, in turn, sell to medical clinics in international markets. The Company sells its product in foreign countries through independent distributors denominated in United States dollars. Loss, termination or ineffectiveness of distributors to effectively promote the Company's product would have a material adverse effect on the Company's financial condition and results of operations.

         Sales by geographic destination as a percentage of total net sales for the nine months ended September 30, 2000 was 51% in the United States and 49% in international markets.

         Sales to significant customers as a percentage of total net sales are as follows for the nine months ended September 30, 2000 and 1999:

                                                           2000           1999
                                                          ------         ------
            German distributor..........................   13.8%          26.3%
            Norwegian distributor.......................   15.4%          18.5%
            Italian distributor.........................    9.0%          15.3%

(6)      INITIAL PUBLIC OFFERING

         On July 25, 2000, the Company completed the initial public offering of its common stock. Upon the closing of the initial public offering, the Company issued 3,500,000 shares of its common stock at an offering price of $12.00 per share and all of the Company's Series A and Series B preferred stock automatically converted into 3,777,777 shares of common stock. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Cash proceeds from the sale of the 4,025,000 shares of common stock, net of underwriters' discount and offering expenses, totaled approximately $44.0 million. Upon closing of the Company's initial public offering, the authorized capital stock of the Company consisted of 40,000,000 shares of common stock, par value $.01 per share, with no shares of preferred stock outstanding or designated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Since commencing operations in February 1997, we have been engaged in the design, development, clinical testing and, more recently, the manufacture and sale of the Vascular Solutions DuettTM sealing device. Our Duett sealing device is designed to seal the entire puncture site following catheterization procedures such as angiography, angioplasty and stenting. Beginning in 1998, we received regulatory approvals to market the Duett sealing device in several international markets, principally in Europe. On June 22, 2000, we received approval from the United States Food and Drug Administration or FDA of our premarket approval or PMA application for the sale of our Duett sealing device in the United States. As a result, during the quarter ended September 30, 2000 we commenced sales of our product in the United States with a direct sales force.

     We have a limited history of operations and have experienced significant operating losses since inception. As of September 30, 2000, we had an accumulated deficit of $21.5 million. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve significant revenues or profitability, or if we achieve significant revenues they may not be sustained in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales increased 403% to $2,037,251 for the three months ended September 30, 2000 from $404,814 for the three months ended September 30, 1999. This increase in net sales was attributable to the United States market launch of our Duett sealing device which began in July 2000. As a result, 82% of net sales for the three months ended September 30, 2000 were to customers in the United States while 18% of the net sales were to our independent distributors in international markets. During the three months ended September 30, 2000, we began the process of transitioning from utilizing an independent distributor in Germany to organizing Vascular Solutions GmbH as a wholly owned subsidiary for direct sales in Germany. This transition negatively impacted our third quarter international sales. During the fourth quarter of 2000 we have commenced direct shipments through Vascular Solutions GmbH to customers in Germany.

     Gross profit as a percentage of net sales increased to 57% for the three months ended September 30, 2000 from 29% for the three months ended September 30, 1999. This increase as a percentage of net sales resulted from the United States sales of the Duett sealing device and improved manufacturing processes. Cost of goods sold consists primarily of direct material component costs, personnel expenses and manufacturing equipment and overhead related to the production of our Duett sealing device. We expect gross profit as a percentage of net sales to continue to increase as we increase our manufacturing volume, improve our manufacturing processes, and continue the United States market launch.

     Research and development expenses increased 37% to $913,545 for the three months ended September 30, 2000 from $666,703 for the three months ended September 30, 1999. This increase was attributable to hiring additional development personnel, continued work on product improvements and exploring new product opportunities. We expect our research and development expenses to increase through the remainder of 2000 as we continue work on product improvements and explore new product opportunities.

     Clinical and regulatory expenses increased 6% to $246,330 for the three months ended September 30, 2000 from $232,665 for the three months ended September 30, 1999. These expenses consist primarily of payments to clinics for participation in clinical studies, company personnel related to clinical study administration and payments to regulatory agencies as part of the product approval process. The increase was primarily the result of costs associated with completion and follow-up in the 300-patient multi-center FDA clinical study of the Duett Model 2000. We expect our clinical and regulatory expenses to increase slightly during the remainder of 2000 compared to the quarter ended September 30, 2000.

     Sales and marketing expenses increased 241% to $2,107,292 for the three months ended September 30, 2000 from $618,371 for the three months ended September 30, 1999. This increase was due primarily to additional personnel and travel for the United States launch of our Duett sealing device. We currently anticipate that sales and marketing expenses will increase for the foreseeable future as we continue to hire, train and deploy a direct sales force in the United States. These expenses will be principally related to hiring additional sales personnel, expanding marketing efforts, travel and training physicians in the United States.

     General and administrative expenses increased 20% to $524,674 for the three months ended September 30, 2000 from $438,422 for the three months ended September 30, 1999. This increase was primarily attributable to an increase in legal fees associated with litigation items (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q) and increase in personnel costs to support increased operations. We anticipate that general and administrative expenses will increase by modest amounts for the foreseeable future as we continue to incur substantial litigation expenses related to the existing patent infringement claims.

     Interest income increased to $530,756 for the three months ended September 30, 2000 from $102,352 for the three months ended September 30, 1999 primarily as a result of higher cash balances from the cash proceeds received upon the closing of our initial public offering in July 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net sales increased 269% to $3,388,046 for the nine months ended September 30, 2000 from $919,314 for the nine months ended September 30, 1999. The increase in net sales was the result of increased market penetration in international markets as well as United States approval of our Duett sealing device on June 22, 2000 and the commencement of our formal United States market launch in July 2000. International sales of our Duett sealing device commenced in February 1998. Sales to our Norwegian, German and Italian distributors accounted for approximately 15%, 14% and 9% of net sales for the nine months ended September 30, 2000. Sales to our Norwegian, German and Italian distributors accounted for approximately 19%, 26% and 15% of net sales for the nine months ended September 30, 1999.

     Gross profit as a percentage of net sales increased to 53% for the nine months ended September 30, 2000 from 21% for the nine months ended September 30, 1999. This increase as a percentage of net sales resulted from the United States sales of the Duett sealing device, a decrease in cost of goods sold due to the conversion to the Duett Model 2000 for international sales in the fourth quarter of 1999, increased volume and improved manufacturing processes. The Duett Model 2000 incorporates minor modifications to the procoagulant components and different vendors for certain components, resulting in lower cost of goods compared to the original Duett Model 1000. The approval we received from the FDA in June applies to the Duett Model 1000. We will not be able to sell the Duett Model 2000 in the United States until we receive approval of a PMA supplement. We do not expect to receive FDA approval of a PMA supplement for the Duett Model 2000 prior to the second half of 2001.

     Research and development expenses increased 6% to $2,460,031 for the nine months ended September 30, 2000 from $2,313,681 for the nine months ended September 30, 1999. This increase was attributable to hiring additional development personnel, continued work on product improvements and exploring new product opportunities offset by increased absorption of additional capacity by manufacturing.

     Clinical and regulatory expenses decreased 31% to $772,937 for the nine months ended September 30, 2000 from $1,114,968 for the nine months ended September 30, 1999. The decrease was primarily the result of costs associated with the patient enrollment portion of the 695-patient multi-center clinical study of our Duett sealing device which commenced in August 1998 and was completed in March 1999. In addition to the payments to the clinical centers for patient enrollment and data collection, we contracted with a third party to perform data analysis and computation for the study. We also contracted with a third party to perform a cost outcomes study of the patient data from this multi-center study.

     Sales and marketing expenses increased 201% to $4,418,204 for the nine months ended September 30, 2000 from $1,467,800 for the nine months ended September 30, 1999. This increase was due primarily to $1,878,000 in increased personnel costs with hiring, training and deploying a direct sales force and $720,000 associated with travel, marketing and physician training for the domestic and international distribution of our Duett sealing device.

     General and administrative expenses increased 107% to $1,753,353 for the nine months ended September 30, 2000 from $847,882 for the nine months ended September 30, 1999. This increase was primarily attributable to a $603,000 increase in legal fees associated with litigation items and a $319,000 increase in personnel costs.

     Interest income increased to $745,103 for nine months ended September 30, 2000 from $285,388 for the nine months ended September 30, 1999 primarily as a result of higher cash and cash equivalent balances from the cash proceeds received upon the closing of our initial public offering in July 2000.

INCOME TAXES

     We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

     As of September 30, 2000, we had approximately $19,185,000 of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of

September 30, 2000, we also had federal and state research and development tax credit carryforwards of approximately $339,000 which begin to expire in the year 2013. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

     We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed all of our operations since inception through the issuance of equity securities. Through June 30, 2000, we had sold common stock and preferred stock generating aggregate net proceeds of $25.4 million. On August 15, 2000, we completed the initial public offering of our common stock. Upon the closing of the initial public offering, we received cash proceeds, net of underwriters' discount and offering expenses, of approximately $44.0 million, including the exercise of the underwriters' over-allotment option.

     At September 30, 2000, we had $45.9 million in cash and cash equivalents on-hand. During the three months ended September 30, 2000, we used $3.1 million of cash and cash equivalents in operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $2.1 million and increases in accounts receivable and inventories to support our increased operations. For the nine months ended September 30, 2000, we used $8.2 million of cash in operating activities. This was primarily used to fund our net loss for the period of $6.8 million and increases in accounts receivable and inventories. For the nine months ended September 30, 2000, cash used in operating activities was partially offset by an increase of $755,000 in accounts payable and accrued expenses. Our other use of cash in each of these periods was investing activities to acquire manufacturing and office equipment. Our equipment acquisitions totaled $110,000 during the three months ended September 30, 2000 and $461,000 during the nine months ended September 30, 2000.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Vascular Solutions, Inc. desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases "will likely," "is expected," "will continue," "is anticipated," "estimate," "projected," "forecast," or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, defense of patent infringement lawsuits, adoption of our new sealing methodology, reliance on a sole product, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the FDA related to the Duett sealing device, the loss of key vendors and those factors set forth under the heading "Factors Affecting Future Operating Results" in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. This list is not exhaustive, and the Company may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank and two investment firms in the United States. We have a formal written investment policy that restricts the placement of investments to issuers evaluated as creditworthy. We have not experienced any losses on our deposits of our cash and cash equivalents.

     With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on customer receivables.

     In the United States, we sell our products directly to hospitals and clinics. Revenue is recognized upon shipment of products to customers.

     In international markets, we sell our products to independent distributors who, in turn, sell to medical clinics. We sell our product in foreign countries through independent distributors denominated in United States dollars. Loss, termination or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.



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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)  Not applicable


         (b)  Not applicable


         (c)  Exercises of Stock Options

              During the three-month period ended September 30, 2000, we issued and sold an aggregate of 8,080 shares of our common stock to employees and former employees for aggregate consideration of $19,920 pursuant to exercises of options under our Stock Option Plan. These sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act.

         (d)  Initial Public Offering

              On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. The underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares at $12.00 per share on August 15, 2000. The aggregate gross proceeds raised in the offering were approximately $48.3 million. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $2.7 of the net proceeds to hire, train and deploy a direct sales force in the United States, and $2.3 for general corporate purposes.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

              3.1 -- Amended and Restated Articles of Incorporation of
                     Vascular Solutions, Inc.

             27.1 -- Financial Data Schedule for the three months ended
                     September 30, 2000.

             27.2 -- Financial Data Schedule for the nine months ended
                     September 30, 2000.

         (b) Reports on Form 8-K:

             The Company did not file any Current Report on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               VASCULAR SOLUTIONS, INC.


Date:  November 8, 2000                By: /s/ Jerry Johnson
                                          ------------------------------------
                                          Jerry S. Johnson
                                          Chief Financial Officer
                                          (Duly authorized officer and principal
                                          financial and accounting officer)

                                  EXHIBIT INDEX


 3.1 -- Amended and Restated Articles of Incorporation of Vascular Solutions,
        Inc.


27.1 -- Financial Data Schedule for the three months ended September 30, 2000.


27.2 -- Financial Data Schedule for the nine months ended September 30, 2000.