Form 10-K405
period 2000-12-31
VASCULAR SOLUTIONS INC
filed 2001-03-09
CIK 1030206

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
             (MARK ONE)

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

               [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                         Commission File Number: 0-27605

                                   ----------

                            VASCULAR SOLUTIONS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                    41-1859679
   ------------------------                 ---------------------------------
   (State of Incorporation)                 (IRS Employer Identification No.)

                             2495 XENIUM LANE NORTH
                          MINNEAPOLIS, MINNESOTA 55441
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (763) 656-4300
               ---------------------------------------------------
               (Registrant's telephone number, including are code)

           Securities registered pursuant to Section 12(b) of the Act:
        None Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share

                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.
Yes   [ X ]  No  [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates based upon the closing Nasdaq sale price on February 15, 2001 was $55,100,000.

As of February 15, 2001, the number of shares outstanding of the registrant's common stock was 13,142,198.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on April 19, 2001 are incorporated by reference in Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We manufacture, market and sell the Vascular Solutions Duett(TM) sealing device, which enables cardiologists and radiologists to rapidly seal the entire puncture site following catheterization procedures such as angiography, angioplasty and stenting. A catheterization procedure involves the insertion of a catheter through a patient's skin and into an artery to perform minimally invasive medical procedures. In order to gain access to an artery for a catheter, the artery must first be punctured. At the end of the procedure, the puncture must be sealed in order to prevent bleeding. Traditionally, manual compression has been used to seal the puncture site. Increasingly, vascular sealing devices are used, with three competitors currently selling FDA-approved devices.

     Our Duett sealing device combines an easy-to-use balloon catheter delivery mechanism with a biological procoagulant mixture, which we believe offers advantages over both manual compression and the three other FDA-approved vascular sealing devices. We began selling our product in Europe in February 1998. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of the Duett sealing device in the United States and commenced selling our Duett sealing device in the United States. Over 40,000 Duett sealing devices have been sold and deployed worldwide. While the vascular sealing device market has developed quickly, it represents less than 20% of the more than $1 billion potential annual market, based on the current number of catheterization procedures performed.

     We believe that we are well-positioned to capture a substantial share of the vascular sealing device market opportunity as our Duett sealing device offers the following benefits:

     CLINICAL BENEFITS

     o complete closure of the entire puncture site, consisting of the arterial puncture and the tissue tract--the tissue between the skin surface and the artery;

     o effective in patients receiving anti-clotting medications, such as ReoPro(R), which are increasingly used in therapeutic catheterization procedures, through the use of thrombin in our biological procoagulant;

     o nothing is left behind in the artery to cause an infection or to interfere with accessing the site again, if that becomes necessary;

     o rapid deployment of an easy-to-use, one-size-fits-all device through the existing introducer sheath;

     PATIENT COMFORT BENEFITS

     o the pain associated with the use of manual compression on the puncture site is minimized;

     o patients are ambulated earlier, thereby minimizing the pain associated with immobile bed rest;

     ECONOMIC BENEFITS

     o the scheduling of patients and utilization of the catheterization laboratory can be more efficient due to reduced recovery time and care; and

     o recovery beds and staff can be better utilized through early ambulation of patients.

INDUSTRY BACKGROUND

     Over 60 million Americans have one or more types of cardiovascular disease--diseases of the heart and blood vessels. Cardiovascular disease is the number one cause of death in the United States and is replacing infectious disease as the world's pre-eminent health risk. Advances in medicine have enabled physicians to perform an increasing number of diagnostic and therapeutic treatments of cardiovascular disease using minimally invasive methods, such as catheters placed inside the arteries, instead of highly invasive open surgery. Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat, diseases of the coronary and peripheral arteries. Based on industry statistics, we estimate that cardiologists and radiologists performed over 7.5 million diagnostic and interventional catheterization procedures worldwide in 2000. The number of catheterization procedures performed is expected to grow by more than 5% each year for the next three years as the incidence of cardiovascular disease continues to increase.

     Each procedure using a catheter requires a puncture in an artery, usually the femoral artery in the groin area, of the patient to gain access for the catheter, which is deployed through an introducer sheath. Upon removal of the catheter, the physician must seal this puncture in the artery and the tissue tract that leads from the skin surface to the artery to stop bleeding. The traditional method for sealing the puncture site has been a manual process whereby a healthcare professional applies direct pressure to the puncture site, sometimes using a sand bag or a large C-clamp, for 20 minutes to an hour in order to form a blood clot. The healthcare professional then monitors the patient, who must remain immobile in order to prevent dislodging of the clot, for an additional four to 48 hours.

     Patients subjected to manual compression generally experience significant pain and discomfort during compression of the puncture site and during the period in which they are required to be immobile. Many patients report that this pain is the most uncomfortable aspect of the catheterization procedure. In addition, patients usually develop a substantial coagulated mass of blood, or hemotoma, around the puncture site, limiting patient mobility for up to six weeks following the procedure. Finally, the need for healthcare personnel to provide compression and the use of hospital beds during the recovery period results in substantial costs to the institution which, under virtually all current healthcare payment systems, are not separately reimbursed.

     In addition to this discomfort and cost, manual compression can result in major complications at the puncture site. These major complications can include a pseudo-aneurysm, or the continuation of blood flow from the artery into the coagulated blood mass at the puncture site, collapse of the femoral artery or femoral nerve damage from the extended compression. Additional procedures may be required to correct these major complications.

     The increasing use of medications to prevent blood clot formation during interventional catheterization procedures has increased the difficulty in sealing the puncture site using manual compression. During and following the catheterization procedure, physicians are concerned with the formation of blood clots in the coronary or peripheral arteries. To prevent clots from forming, the physician typically administers heparin, an anticoagulant, during the interventional catheterization procedure. More recently, drugs which prevent blood clotting by inhibiting platelet aggregation, such as ReoPro(R), are also being used in interventional catheterization procedures. Because these platelet inhibitor drugs limit the ability of blood to clot, they also increase the difficulty of sealing the puncture site using manual compression and the natural clotting process following the catheterization procedure.

     Until 1996, manual compression was used following virtually all catheterization procedures. In late 1995, the first vascular sealing device which did not rely on compression was introduced in the United States. In addition to the Duett sealing device, three devices have received FDA approval and are currently being marketed around the world.

     In aggregate, $230 million of the three FDA-approved devices were sold worldwide in 2000 compared to less than $20 million in 1996. Based on the number of catheterization procedures performed annually by cardiologists and radiologists, industry sources report that the total market opportunity for vascular sealing devices is more than $1 billion. Accordingly, the market opportunity for vascular sealing devices is less than 20% penetrated.

THE VASCULAR SOLUTIONS DUETT SEALING DEVICE

     We believe our product (1) offers a complete seal of the puncture site with nothing left behind in the artery, (2) is an easy-to-use system and (3) minimizes patient discomfort and permits early ambulation. Our product uses a balloon catheter, a device already familiar to cardiologists and radiologists, which is inserted through the introducer sheath that is already in the patient. The inflated balloon serves as a temporary mechanical seal, preventing the flow of blood from the artery. Our biological procoagulant, which is a proprietary mixture of collagen, thrombin and diluent, is then delivered to the puncture site, stimulating rapid clotting and creating a complete seal of both the arterial puncture and the tissue tract from the artery to the skin surface. The blood-clotting speed and strength of thrombin enable the use of the Duett sealing device even in the presence of powerful anti-clotting medications, such as ReoPro(R), increasingly used in interventional catheterization procedures. With our Duett sealing device, nothing is left behind in the artery, so immediate reaccess of the site, if necessary, is possible, and the potential for infection is minimized.

BUSINESS STRATEGY

     Our primary objective is to establish our Duett sealing device as the leading product in the rapidly growing vascular sealing device market. The key steps in achieving our primary objective are the following:


     o Hire, Train and Deploy a Direct Sales Force in the United States. During the third quarter of 2000 we commenced sales of our Duett sealing device in the United States through a direct sales force that includes clinical specialists who train interventional cardiologists, radiologists and catheterization laboratory administrators on the use of our product. We believe that effective training is a key factor in promoting use of our Duett sealing device. We have created and will continue to work to improve an in-the-field training and certification program for the use of our Duett sealing device. As of December 31, 2000, our United States direct sales force consisted of approximately 40 employees which we expect to grow to approximately 65 employees by the end of 2001.

     o Promote the Duett Sealing Device's Benefits Compared to Manual Compression and Other Devices. We believe that the primary benefits of the Duett sealing device are improved patient outcomes and provider efficiencies. We intend to use our existing and growing body of clinical results to initiate use of our Duett sealing device by physicians currently using manual compression and to convert physicians from other vascular sealing devices to our product. Through our marketing staff, we plan on building market awareness of our Duett sealing device using a wide range of programs, materials and events, including conference and trade show appearances and the dissemination of sales literature and promotional materials.

     o Capitalize on the Large and Growing Vascular Sealing Market. While the market for vascular sealing devices has developed quickly, it represents less than 20% of the more than $1 billion potential annual market, based on the current number of catheterization procedures performed. The primary factors underlying the market opportunity for vascular sealing devices are the significant and growing number of catheterization procedures being performed and the substantial majority of the resulting puncture sites still being sealed through manual compression. The growth in catheterization procedures by cardiologists and radiologists reflects an increasing incidence of cardiovascular disease and the growing number of catheterization laboratories worldwide. In 2000, over 7.5 million catheterization procedures were performed. This number is expected to increase by more than 5% each year for the next three years. Although the market for vascular sealing devices has grown rapidly, over 80% of the arterial punctures in 2000 were sealed using manual compression. We believe that our device offers benefits that position it well to capture a significant share of the market for vascular sealing devices.

     o Develop Duett Sealing Product Line Extensions and Explore New Product Opportunities. In addition to developing next generation versions of our Duett sealing device, we are developing product line extensions. Our first product line extension is the Duett hemostat, a surgical hemostat using the procoagulant components of the Duett sealing device. Our second product line extension is the Duett pseudo-aneurysm closure, which also uses the Duett procoagulant components and a simple delivery system to close pseudo-aneurysms. Furthermore, we intend to leverage our knowledge and experience in the vascular sealing market into other interventional cardiology and radiology products.


CLINICAL RESULTS

     To date, over 40,000 deployments of our Duett sealing device have been performed worldwide. A total of 31 scientific publications and presentations have been made on our Duett sealing device at interventional cardiology and radiology meetings, reporting the results of over 2,500 deployments.

     Six separate clinical studies of our Duett sealing device have been performed to date, each of which produced very favorable clinical results.

                      DUETT SEALING DEVICE CLINICAL STUDIES

         STUDY                  TIME FRAME          PATIENTS ENROLLED     NUMBER OF CENTERS
         -----                  ----------          -----------------     -----------------
European Feasibility            July 1997                    24                   1
European Multi-Center   October 1997--January 1998           48                   2
U.S. Feasibility         January 1998--March 1998            43                   2
European Registry         June 1998--January 1999         1,587                  25
SEAL Multi-Center         August 1998--March 1999           695                  15
Continued Access           July 1999--March 2000            457                   5
Registry

     The Simple and Effective Arterial cLosure ("SEAL") clinical study was a randomized, controlled study to support our PMA application with the FDA. In the SEAL study, the Duett sealing device demonstrated, as compared to manual compression, the three primary endpoints of (1) reduced time to the cessation of bleeding, (2) reduced time to ambulation of the patient and (3) no statistically significant increase in major complications.


SALES, MARKETING AND DISTRIBUTION

     Upon receipt of FDA approval of our PMA application on June 22, 2000, we commenced sales of our Duett sealing device in the United States through our direct sales organization. As of December 31, 2000, our direct sales force consisted of approximately 40 employees, which we expect to grow to approximately 65 employees by the end of 2001. We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force.

     As part of our sales force, we have hired clinical specialists to train physicians and other healthcare personnel on the use of the Duett sealing device. We believe that effective training is a key factor in encouraging physicians to use our Duett sealing device. We have created, and will continue to work to improve an in-the-field training and certification program for the use of our Duett sealing device. We will seek to develop and maintain close working relationships with our customers to continue to receive input concerning our product development plans.

     We are focused on building market awareness and acceptance of our Duett sealing device. Our marketing organization provides a wide range of programs, materials and events that support our sales force. These include product training, conference and trade show appearances and sales literature and promotional materials. Members of our medical advisory board also aid in marketing our Duett sealing device by publishing articles and making presentations at physicians' meetings and conferences.

     Our international sales and marketing strategy has been to sell to interventional cardiologists and radiologists through established independent distributors in major international markets, subject to required regulatory approvals. Our Duett sealing device is currently marketed through independent distributors in Norway, Italy, Austria, the United Kingdom, Ireland, Denmark, Switzerland, Finland, Sweden, Greece, Belgium, Spain, the Netherlands, Taiwan, Portugal and Hong Kong. We intend to add independent distributors in other countries as our sales and marketing efforts are expanded. Under multi-year written distribution agreements with each of our independent distributors, we ship our Duett sealing device to these distributors upon receipt of purchase orders. Each of our independent distributors has the exclusive right to sell our Duett sealing device within a defined territory. These distributors also market other medical products, although they have agreed not to sell other vascular sealing devices. Our independent distributors purchase our Duett sealing device from us at a discount from list price and resell the device to hospitals and clinics. Sales to international distributors are denominated in United States dollars. The end-user price is determined by the distributor and varies from country to country.

     In September 2000, we began the process of transitioning from utilizing an independent distributor in Germany to organizing Vascular Solutions GmbH as a wholly owned subsidiary for direct sales in Germany. During the fourth quarter of 2000 we commenced direct shipments through Vascular Solutions GmbH to customers in Germany.

     Substantially all of our revenues from inception until our FDA approval on June 22, 2000 were derived from sales to international distributors, primarily in Europe, none of which is affiliated with us. Sales in Europe constituted 33%, 93% and 100% of our net sales for the years ended December 31, 2000, 1999 and 1998. Sales to MicroMed A.S., our Norwegian distributor, accounted for 11% of our net sales for the year ended December 31, 2000. Sales to Cardiologic G.m.b.H., our former German distributor, accounted for 6% of net sales and sales to N.G.C. Medical S.p.A., our Italian distributor, accounted for 5% for the same period.


PRODUCT TECHNOLOGY

     The components of our proprietary Duett sealing device consist of a very thin balloon catheter and a procoagulant mixture. The balloon catheter consists of a balloon made of polyethylene connected to a wire, covered by a sleeve. The procoagulant is a proprietary mixture of collagen, thrombin and a diluent. Both collagen and thrombin have been approved for use as blood clotting agents in the human body by the FDA for over ten years. The mixture of thrombin, a very rapid blood clotting agent, and collagen, which allows the procoagulant to assume a gel-like viscosity, provides a highly effective clotting agent when delivered directly to the puncture site. The diluent is a liquid used to create the desired viscosity and neutralize the pH of the mixture. The procoagulant is mixed before use.

     The Duett catheter can be deployed through any commonly used introducer sheath from five French to nine French in diameter. Therefore, the sheath that is already in the femoral artery is left in place and no replacement of the sheath is required. The Duett catheter is then inserted through the introducer sheath and into the femoral artery and the syringe containing the Duett procoagulant is attached to the sidearm of the introducer sheath. Using a syringe, the balloon is inflated and positioned against the inner surface of the artery where the arterial pressure and gentle traction result in the balloon acting as a temporary seal of the puncture.

     Next, the procoagulant is delivered directly to the top of the arterial puncture and the tissue tract through the sidearm of the introducer sheath. The procoagulant stimulates rapid clotting through the powerful action of thrombin and collagen. The introducer sheath is removed from the body as the procoagulant agent is being delivered.

     Immediately after the delivery of the procoagulant to the tissue tract, the balloon is deflated and covered by the sleeve. The slippery nature of the sleeve as well as its low profile (approximately one millimeter in diameter) allows for removal of the balloon catheter from the artery without disruption of the procoagulant.

     After removal of the Duett catheter from the artery, manual pressure is maintained for a short time, usually two to five minutes, to assure the seal. We recommend ambulation of patients generally one to two hours after diagnostic catheterizations and two to four hours after interventional catheterization procedures.

RESEARCH AND DEVELOPMENT

     Our research and development staff is currently focused on improving our Duett sealing device and reducing our cost of goods sold. We incurred expenses of $3,265,536 in 2000, $3,067,897 in 1999 and $2,348,281 in 1998 for research and development activities. To further reduce our costs, our research and development group continues to develop in-house capabilities to manufacture some of the components currently produced by outside vendors.

     We are currently developing two product line extensions to the Duett sealing device. Our first product line extension is the Duett hemostat, a surgical hemostat using the procoagulant components of the Duett sealing device. The Duett hemostat is intended to be used to control active bleeding in open surgical procedures. We expect to begin European clinical studies in the first half of 2001. Our second product line extension is the Duett pseudo-aneurysm closure, which also uses the Duett procoagulant components and a simple delivery system to close pseudo-aneurysms. A pseudo-aneurysm is a complication which occurs in approximately 1-3% of patients following a catheterization procedure and often requires a surgical procedure to repair. The use of the Duett procoagulant components to close pseudo-aneurysms was demonstrated in a European clinical evaluation during the fourth quarter of 2000.

     We intend to research and develop new sealants in the future for use in our Duett sealing device as well as to apply our core closure technology to other catheterization procedures, including cardio-pulmonary support procedures and treatment of abdominal aortic aneurysms. The large size of the punctures in these procedures makes closure of the puncture site very difficult using conventional compression methods. We believe that modifications of our delivery system will allow our sealing technology to be useful in larger punctures of the femoral artery that are greater than nine French.

     We expect our research and development activities to expand to include evaluation of new concepts and products beyond vascular sealing in the interventional cardiology and radiology field. We believe that there are many potential new interventional products that would fit within the development, clinical, manufacturing and distribution network we have created for our Duett sealing device.

MANUFACTURING

     We manufacture our Duett sealing device in our facility in a suburb of Minneapolis, Minnesota. The catheter manufacturing and packaging processes occur under a controlled clean room environment. Our manufacturing facility and processes were certified in July 1998 as compliant with the European Community's ISO 9001 standards and were audited in September 1999 for compliance with the FDA's good manufacturing practices with no deficiencies noted.

     We purchase components from various suppliers and rely on single sources for several parts of the Duett sealing device. In September 1998, we entered into a ten year, sole-source, supply agreement with our collagen supplier, Davol Inc., that provides for a fixed price based on volume purchases which is adjusted annually for increases in the Department of Labor's employer's cost index. In June 1999, we entered into a five year, sole-source, supply agreement with our thrombin supplier, GenTrac, Inc., a subsidiary of Jones Pharma, Incorporated, that provides for a fixed price with a price adjustment formula based on increased costs and wholesale price increases. To date, we have not experienced any significant adverse effects resulting from shortages of components.

     The manufacture and sale of our Duett sealing device entail significant risk of product liability claims. Although we have product liability insurance coverage in an amount which we consider reasonable, it may not be adequate to cover potential claims. Any product liability claims asserted against us could result in costly litigation, reduced sales and significant liabilities and divert the attention of our technical and management personnel away from the development and marketing of the Duett sealing device for significant periods of time.

COMPETITION

     Competition in the vascular sealing market is intense, and we believe that it will increase. We believe that the primary bases of competition in the vascular sealing market are clinical efficacy, ease of use, patient comfort, minimization of complications and cost-effectiveness. On these bases, we believe that our product is well-positioned.

     Because the substantial majority of vascular sealing is performed through manual compression, this represents our primary competition. Manual compression usually requires a healthcare professional to manually apply pressure to the puncture site for 20 minutes to one hour following which the patient is confined to bed rest for between four and 48 hours. Often manual compression involves the use of mechanical devices, including C-clamps and sandbags, or pneumatic devices. Manual compression is considered to be uncomfortable for the patient.

     Our Duett sealing device also competes with three vascular sealing devices. These three competitive devices are:

     o The VasoSeal device, manufactured and marketed by Datascope Corp., seals the tissue tract by placing a dry collagen plug in the tissue tract adjacent to the puncture in the artery.

     o The Angio-Seal device, sold by the Daig division of St. Jude Medical, Inc. and developed by Kensey Nash Corporation, seals the puncture site through the use of a collagen plug on the outside of the artery connected by a suture to a biodegradable anchor which is inserted into the artery.

     o The third device, developed and marketed under the ProStar(TM), TechStar(TM) and Closer(TM) names by Perclose, Inc., a subsidiary of Abbott Laboratories, seals the puncture site through the use of a mechanical device that enables a physician to perform a minimally invasive replication of open surgery.

     We believe that several other companies are developing arterial closure devices, however, we are unaware of any new sealing device or company that has completed U.S. clinical studies. The medical device industry is characterized by rapid and significant technological change as well as the frequent emergence of new technologies. There are likely to be research and development projects related to vascular sealing devices of which we are currently unaware. A new technology or product may emerge that results in a reduced need for vascular sealing devices or results in a product that renders our product noncompetitive.

REGULATORY REQUIREMENTS

UNITED STATES

     Our Duett sealing device is regulated in the United States as a medical device by the FDA under the FDC Act, and required premarket approval by the FDA prior to being sold. In May 1997, the FDA determined that the review of the Duett sealing device would be delegated to the Center for Devices and Radiological Health area of the FDA, with a consulting review by the Center for Biologic Evaluation and Research. During 1998 and 1999, we received approval of our investigational device exemption, or IDE, application to start our feasibility clinical study, filed our IDE Supplement to begin our multi-center clinical study, completed the SEAL multi-center clinical study and filed our PMA application with the FDA. In September 1999 our manufacturing facility was audited by the FDA, with no deficiencies or non-compliances noted by the inspector. In December 1999, we received the FDA's review letter of our PMA application, and we submitted an amendment to our PMA to the FDA in January 2000. On June 22, 2000, we received approval from the FDA of our PMA application to sell the Duett sealing device in the United States.

     The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, premarket notification and adherence to good manufacturing practices. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, postmarket surveillance, patient registries and FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls because they are used in life-sustaining or life-supporting implantable devices. Class III devices require rigorous clinical testing prior to their approval. Our Duett sealing device is classified as a Class III device.

     Manufacturers must file an IDE application if human clinical studies of a device are required and if the device presents what the FDA considers to be a significant risk. The IDE application must be supported by data, typically including the results of animal and mechanical testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. The clinical studies must be conducted under the review of an independent institutional board at the hospital performing the clinical study. Our Duett sealing device is subject to the IDE requirements. We received approval of our IDE application and performed our feasibility clinical study at two United States centers in January to March 1998. Based on the results of this feasibility clinical study, we received approval and performed our 695 patient multi-center SEAL clinical study from August 1998 through March 1999.

     Generally, upon completion of these human clinical studies, a manufacturer seeks approval of a Class III medical device from the FDA by submitting a PMA application. A PMA application must be supported by extensive data, including the results of the clinical studies, as well as literature to establish the safety and effectiveness of the device. The FDA allowed us to submit our PMA application in segments prior to completion of our clinical studies. Upon completion of the follow-up and data analysis of the SEAL clinical study, we submitted the final two segments of our PMA application to the FDA in June 1999. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a longer time period and may require additional information. In December 1999, we received the FDA's review letter of our PMA application, and we submitted an amendment to our PMA to the FDA in January 2000. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of the Duett sealing device in the United States. Our PMA approval was conditioned on our agreeing to perform a post approval study of the immunogenic response to the Duett procoagulant and a post approval animal study of the 30 day resorption of the

Duett procoagulant, both of which we agreed to conduct. In our worldwide clinical experience to date, we have not observed any evidence of elevated immunogenic response to the Duett procoagulant or any substantial response caused by the resorption of the Duett procoagulant. Nevertheless, the FDA or international regulatory agencies could restrict or withdraw their approval of our Duett sealing device if one of the post approval studies produces adverse results that would support such an action.

     We also are subject to FDA regulations concerning manufacturing processes and reporting obligations. These regulations require that manufacturing steps be performed according to FDA standards and in accordance with documentation, control and testing standards. We also are subject to inspection by the FDA on an on-going basis. We are required to provide information to the FDA on adverse incidents as well as maintain a documentation and record keeping system in accordance with FDA guidelines. The advertising of the Duett sealing device also is subject to both FDA and Federal Trade Commission jurisdiction. If the FDA believes that we are not in compliance with any aspect of the law, it can institute proceedings to detain or seize products, issue a recall, stop future violations and assess civil and criminal penalties against us, our officers and our employees.

INTERNATIONAL

     The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. As part of the CE compliance, manufacturers are required to comply with the ISO 9000 series of standards for quality operations. We received the CE mark approval for our Duett sealing device and ISO 9001 certification in July 1998.

     International sales of the Duett sealing device are subject to the regulatory requirements of each country in which we sell our product. These requirements vary from country to country but generally are much less stringent than those in the United States. Our Duett sealing device is currently marketed in Germany, Norway, Italy, Austria, the United Kingdom, Ireland, Denmark, Switzerland, Finland, Sweden, Greece, Belgium, Spain, the Netherlands, Taiwan, Portugal and Hong Kong. We have obtained regulatory approvals where required. Through our Japanese distributor, we are pursuing the regulatory approval for commercial sale in Japan.

THIRD PARTY REIMBURSEMENT

     In the United States, healthcare providers that purchase medical devices, such as vascular sealing devices, generally rely on third-party payors, principally the Health Care Financing Administration, or HCFA, and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. We believe that in the current United States reimbursement system, the cost of vascular sealing devices is incorporated into the overall cost of the catheter procedure. We are working to establish the cost benefit of the Duett sealing device, relying on shortened hospital stays and decreased use of healthcare professionals, to justify the increased cost of using our Duett sealing device in the United States.

     During 2000, the Health Care Financing Administration recently implemented a new Medicare prospective payment system for hospital outpatient services. One aspect of the new system involves the recognition of new technology items and services as discrete payment groups under the prospective payment system. Under this new system, hospitals receive separate payments for the use of new medical devices that are recognized by HCFA. The Duett sealing device has been issued a transitional pass through code by HCFA and is currently eligible for device reimbursement under the Medicare prospective payment system for hospital outpatient services.

     Market acceptance of the Duett sealing device in international markets is dependent in part upon the availability of reimbursement from healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country. The main types of healthcare payment systems in international markets are government sponsored healthcare and private insurance. Countries with government sponsored healthcare, such as the United Kingdom, have a centralized, nationalized healthcare system. New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies.

     We have pursued reimbursement for our Duett sealing device internationally through our independent distributors. We have initially focused on the markets of Norway, Italy, Austria, the United Kingdom, Ireland, Denmark, Switzerland, Finland, Sweden, Greece, Belgium, Spain, the Netherlands, Taiwan, Portugal and Hong Kong. While the healthcare financing issues in these countries are substantial, we have been able to sell the Duett sealing device to private clinics or nationalized hospitals in each of these countries.

PATENTS AND INTELLECTUAL PROPERTY

     We file patent applications to protect technology, inventions and improvements that are significant to the development of our business, and use trade secrets and trademarks to protect other areas of our business.

     Prior to the formation of our company, Dr. Gary Gershony filed a number of patent applications in the United States and other countries directed to proprietary technology used in our Duett sealing device. Upon the commencement of our operations in February 1997, Dr. Gershony assigned all patents and patent applications relating to the Duett sealing device to us on a worldwide, perpetual, royalty-free basis. At the time of assignment, there existed one United States patent issued that is directed to a balloon catheter sealing device and method and which expires in May 2013, three United States patents pending and an international patent application pending which designated numerous foreign countries and regions.

     Since commencing operations, we have continued the prosecution of the pending United States patent applications and filed new patent applications. A second United States patent has issued that is directed to a balloon catheter and procoagulant sealing device and method and which expires in October 2015. A third United States patent has also issued that contains method claims concerning the use of a balloon catheter and flowable procoagulant and which expires in October 2015. A fourth United States patent has issued concerning the procoagulant mixture and which expires in October 2015. A fifth United States patent has issued concerning a balloon catheter sealing device and which expires in May 2013. Finally, a sixth United States patent has issued concerning a balloon catheter and procoagulant sealing device and which expires in October 2015. We currently have six additional United States patents pending concerning aspects of our Duett sealing device and other interventional products. We also have pursued international patent applications, which designate the key developed nations with substantive patent protection systems.

     The interventional cardiology market in general, and the vascular sealing device field in particular, is characterized by numerous patent filings and frequent and substantial intellectual property litigation. Each of the three vascular sealing products with which our Duett sealing device competes has been subject to infringement litigation. We are aware of many United States patents issued to other companies in the vascular sealing field which describe vascular sealing devices. After consultation with our intellectual property counsel, we believe that our Duett sealing device does not infringe any of these existing United States issued patents. The interpretation of patents, however, involves complex and evolving legal and factual questions. Intellectual property litigation in recent years has proven to be complex and expensive, and the outcome of such litigation is difficult to predict.

     On July 23, 1999, we were named as the defendant in a patent infringement lawsuit brought by Datascope Corp. in the United States District Court for the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes and, following FDA approval will infringe, a United States patent held by Datascope and asks for relief in the form of an injunction that would prevent us from selling our product in the United States as well as an award of attorneys' fees, costs and disbursements. On March 15, 2000, the court granted summary judgment dismissing all of Datascope's claims, subject to the right of Datascope to recommence the litigation after our receipt of FDA approval of our Duett sealing device. On July 12, 2000, after our receipt of FDA approval, Datascope recommenced this litigation, alleging that the Duett sealing device infringes a United States patent held by Datascope and requesting relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by our alleged infringement, and other costs, disbursements and attorneys' fees. We believe the allegations included in the complaint are without merit, have filed our answer to the complaint, and we intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of the Datascope litigation, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

     On July 3, 2000, we were named as the defendant in a patent infringement lawsuit brought by the Daig division of St. Jude Medical in the United States District Court for the District of Minnesota. The complaint requests a judgment that our Duett sealing device infringes a series of four patents held by St. Jude Medical and asks for relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys' fees. We have previously consulted with our intellectual property counsel regarding St. Jude Medical's United States patents and do not believe that we infringe them. We believe the allegations included in the complaint are without merit, have filed our answer to the complaint, and we intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of the St. Jude Medical litigation, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

     We may become the subject of additional intellectual property claims in the future related to our Duett sealing device. Our defense of the Datascope claim, the St. Jude Medical claim and any other intellectual property claims filed in the future, regardless of the merits of the complaint, could divert the attention of our technical and management personnel away from the development and marketing of the Duett sealing device for significant periods of time. The costs incurred to defend the Datascope claim, the St. Jude Medical claim and other future claims could be substantial and adversely affect us, even if we are ultimately successful. An adverse determination in the Datascope matter, the St. Jude Medical matter or in other litigation or interference proceedings in the future could prohibit us from selling our product, subject us to significant liabilities to third parties or require us to seek licenses from third parties.

     We also rely on trade secret protection for certain aspects of our technology. We typically require our employees, consultants and vendors for major components to execute confidentiality agreements upon their commencing services with us or before the disclosure of confidential information to them. These agreements generally provide that all confidential information developed or made known to the other party during the course of that party's relationship with us is to be kept confidential and not disclosed to third parties, except in special circumstances. The agreements with our employees also provide that all inventions conceived or developed in the course of providing services to us shall be our exclusive property.

     We also intend to register the trademarks and trade names through which we conduct our business. To date, we have applied for registration in the United States of the mark "Vascular Solutions Duett" and the Duett logo.

EMPLOYEES

     As of December 31, 2000, we had 136 full time employees. Of these employees, 46 were in manufacturing activities, 57 were in sales and marketing activities, 11 were in research and development activities, eight were in regulatory, quality assurance and clinical research activities and 14 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 31, 2000 are as follows:

NAME                               AGE       POSITION
----                               ---       --------
Howard Root                        40        Chief Executive Officer and Director
Jerry Johnson                      35        Chief Financial Officer and Secretary
Michael Nagel                      38        Vice President of Sales & Marketing
Deborah Jensen                     44        Vice President of Regulatory Affairs
James Quackenbush                  42        Vice President of Manufacturing
William Sutton                     37        Vice President of Research & Development
Richard Buchholz                   33        Treasurer


     HOWARD ROOT has served as our Chief Executive Officer and a director since he co-founded Vascular Solutions in February 1997. From April 1996 through February 1997, Mr. Root was the Vice President of Gateway Alliance, LLC, a provider of management services to start-up businesses. From 1990 to 1995, Mr. Root was employed by ATS Medical, Inc., a mechanical heart valve company, most recently as Vice President and General Counsel. Prior to joining ATS Medical, Mr. Root practiced corporate law, specializing in representing emerging growth companies, at the law firm of Dorsey & Whitney for over five years. Mr. Root received his B.S. in Economics and J.D. degrees from the University of Minnesota.

     JERRY JOHNSON joined us as our Chief Financial Officer and Secretary in November 1999. Prior to joining us, Mr. Johnson was Executive Vice President of Commerce Financial Group, Inc., a specialty finance and banking organization since February 1999. From 1993 to 1999, Mr. Johnson was with John G. Kinnard & Company, Inc., an investment bank, most recently as Managing Director of the Healthcare Group. Mr. Johnson received a B.S. and M.B.A. in Finance from the University of Minnesota and a J.D. degree from the University of Southern California.

     MICHAEL NAGEL has served as our Vice President of Sales & Marketing since June 1997. Prior to joining us, Mr. Nagel was the Director of Sales & Marketing at Quantech, Ltd., a developer of point of care medical diagnostic testing products, where he worked since July 1996. From 1992 through July 1996, Mr. Nagel was the mid-west division sales manager of B. Braun Cardiovascular, a manufacturer of cardiovascular devices and catheters. From 1991 through 1992, Mr. Nagel was the Director of Worldwide Sales for the Medical Products Division of Angeion Corporation, a manufacturer of angioplasty accessories and pediatric catheters. Prior to 1991, Mr. Nagel performed a variety of sales and marketing functions with Abbott Labs Diagnostic Division for over five years. Mr. Nagel received his B.A. and M.B.A. degrees from the University of St. Thomas.

     DEBORAH JENSEN joined us as the Vice President of Regulatory Affairs, Clinical Affairs and Quality Systems in October 2000. Ms. Jensen served as the Corporate Compliance Officer and Vice President of Regulatory Affairs, Clinical Research and Quality Systems for Empi, Inc. from October 1995 to October 2000. From May 1993 to October 1995, Ms. Jensen was employed as a Regulatory Affairs Manager for Boston Scientific's Scimed division. Prior to May 1993, Ms Jensen held regulatory affairs, clinical research and quality assurance positions at Medtronic and Lifecore Biomedical. She received her B.S. in Biology from Valparaiso University.

     JAMES QUACKENBUSH has served as our Vice President of Manufacturing since March 1999. Prior to joining us, Mr. Quackenbush served as Vice President of Manufacturing and Operations with Optical Sensors, Inc., a diagnostic medical device company, where he worked since October 1992. From March 1989 through October 1992, Mr. Quackenbush served as operations manager with Schneider USA's stent division. Prior to this time, he was an advanced project engineer with the 3M Medical Products Division. Mr. Quackenbush received a B.S. in Industrial Engineering from Iowa State University.

     WILLIAM SUTTON joined us as our Vice President of Research & Development in December 1999. From 1997 through 1999, Mr. Sutton was Director of Research & Development for Urologix, Inc., a urology medical device company. From 1994 through 1997, Mr. Sutton was a manager of research and development with C.R. Bard, Inc., a medical device company. Mr. Sutton was a development engineer with Abbott Laboratories, Inc., from 1987 through 1994. Mr. Sutton received his M.S. and B.S. degrees in Mechanical Engineering from Stanford University.

     RICHARD BUCHHOLZ has served as our Controller since December 1997 and as our Treasurer since December 1999. Prior to joining us, Mr. Buchholz was with Ernst & Young LLP for over five years, most recently as manager on the audit staff. Mr. Buchholz received his B.B.A. degree in Accounting from the University of Wisconsin--Eau Claire and is a Certified Public Accountant.

     There are no family relationships among any of our executive officers.


ITEM 2.  PROPERTIES

     Our principal offices are in approximately 29,000 square feet of leased space in a suburb of Minneapolis, Minnesota. These facilities include approximately 12,800 square feet used for manufacturing activities, approximately 3,400 square feet used for research and laboratory activities, with the remainder used for administrative offices. Our lease for these facilities expires March 31, 2003 and includes both an option to renew for an additional five-year term and options to terminate after December 31, 2001 at six-month intervals. We believe that these facilities will be adequate to meet our needs through at least the end of 2001.


ITEM 3.  LEGAL PROCEEDINGS

     On July 23, 1999, we were named as the defendant in a patent infringement lawsuit brought by Datascope Corp. in the United States District Court for the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes and, following FDA approval will infringe, a United States patent held by Datascope and asks for relief in the form of an injunction that would prevent us from selling our product in the United States as well as an award of attorneys' fees, costs and disbursements. On August 12, 1999, we filed our answer to this lawsuit and brought a counterclaim alleging unfair competition and tortious interference. On August 20, 1999, we moved for summary judgement to dismiss Datascope's claims. On March 15, 2000, the court granted summary judgment dismissing all of Datascope's claims, subject to the right of Datascope to recommence the litigation after our receipt of FDA approval of our Duett sealing device. On July 12, 2000, after our receipt of FDA approval, Datascope recommenced this litigation, alleging that the Duett sealing device infringes a United States patent held by Datascope and requesting relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by our alleged infringement, and other costs, disbursements and attorneys' fees. We believe the allegations included in the complaint are without merit, have filed our answer to the complaint, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of the Datascope litigation, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

     On July 3, 2000, we were named as the defendant in a patent infringement lawsuit brought by the Daig division of St. Jude Medical in the United States District Court for the District of Minnesota. The complaint requests a judgment that our Duett sealing device infringes a series of four patents held by St. Jude Medical and asks for relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys' fees. We have previously consulted with our intellectual property counsel regarding St. Jude Medical's United States patents and do not believe that we infringe them. We believe the allegations included in the complaint are without merit, have filed our answer to the complaint, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of the St. Jude Medical litigation, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

     Other than the Datascope and St. Jude Medical claims, there are no legal proceedings pending against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The Company's common stock began trading on the Nasdaq National Market under the symbol "VASC" on July 20, 2000. On July 25, 2000, the Company completed the initial public offering of its common stock. Upon the closing of the initial public offering, the Company issued 3,500,000 shares of its common stock at an offering price of $12.00 per share and all of the Company's Series A and Series B preferred stock automatically converted into 3,777,777 shares of common stock. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Cash proceeds from the sale of the 4,025,000 shares of common stock, net of underwriters' discount and offering expenses, totaled approximately $44.0 million.

     During the three-month period ended December 31, 2000, we issued and sold an aggregate of 27,060 shares of our common stock to employees, consultants and former employees for aggregate consideration of $95,474 pursuant to exercises of options under our Stock Option Plan. These sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Rule 701 of the Securities Act.

     The following table sets forth, for the periods indicated, the range of high and low last sale prices for the common stock as reported by the Nasdaq National Market.

                                                             High          Low
                                                            -------     -------
 2000
    Third Quarter ........................................  $19.375     $13.875
    Fourth Quarter .......................................   23.6875      7.375


HOLDERS

        As of December 31, 2000, the Company had 180 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.

DIVIDENDS

        The Company has paid no cash dividends on its common stock, and it does not intend to pay cash dividends on its common stock in the future.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below and the Consolidated Financial Statements and the Notes thereto included in Item 8 below.

                                                          YEAR ENDED DECEMBER 31,
                                                ------------------------------------------
                                                  2000       1999       1998        1997
                                                 -------    -------    -------     -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statements of Operations Data:
  Net sales ............................         $ 6,193    $ 1,429    $   494     $    --

  Cost of sales .........................          2,701      1,065        443          --
                                                 -------    -------    -------     -------
    Gross profit ........................          3,492        364         51          --

Operating expenses:
  Research and development...............          3,265      3,068      2,348         766
  Clinical and regulatory ...............          1,082      1,324      1,376         259
  Sales and marketing ...................          6,700      2,301      1,075         273
   General and administrative............          2,107      1,904        667         426
                                                 -------    -------    -------     -------
    Total operating expenses ............         13,154      8,597      5,466       1,724
                                                 -------    -------    -------     -------
Operating loss ..........................         (9,662)    (8,233)    (5,415)     (1,724)
      Interest income ...................          1,453        371        274          72
                                                 -------    -------    -------     -------
Net loss ................................        $(8,209)    (7,862)    (5,141)     (1,652)
                                                 =======    =======    =======     =======
Net loss per common share -
  Basic and diluted .....................        $  (.95)   $ (1.95)   $ (1.40) $  $  (.62)
Weighted average number of common
shares
    Outstanding .........................          8,645      4,033      3,660       2,668


                                                              AS OF DECEMBER 31,
                                                -------------------------------------------
                                                   2000       1999       1998        1997
                                                 --------   -------    -------     -------
                                                                (IN THOUSANDS)
Balance Sheet Data:
  Cash and cash equivalents..............        $ 44,098   $10,529    $ 9,897     $ 7,299
  Working capital .......................          46,300    10,487      9,933       7,031
  Total assets ..........................          49,661    12,295     11,007       7,559
  Long-term debt ........................               0         0          0           0
  Total shareholders' equity ............          47,194    11,172     10,546       7,216



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K Report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company's expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements.

OVERVIEW

     Since we commenced operations in February 1997, we have been engaged in the design, development, clinical testing, manufacture and sale of the Vascular Solutions Duett sealing device. Our Duett sealing device is designed to seal the entire puncture site following catheterization procedures such as angiography, angioplasty and stenting. During 1998 and 1999 we received regulatory approvals to market the Duett sealing device in several international markets, principally in Europe. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of our Duett sealing device in the United States. As a result, during the third quarter of 2000 we commenced sales of our product in the United States with a direct sales force.

     We have a limited history of operations and have experienced significant operating losses since inception. As of December 31, 2000, we had an accumulated deficit of $22.9 million. We commenced international sales in February 1998. From inception through June 2000, we generated substantially all of our revenue from sales to international distributors who resell the device to hospitals.

     Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve profitability, or if we achieve profitability it may not be sustained in future periods.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net sales increased 333% to $6,193,234 for the year ended December 31, 2000 from $1,429,094 for the year ended December 31, 1999. The increase in net sales was principally the result of United States approval of our Duett sealing device on June 22, 2000 and the commencement of our formal United States market launch in July 2000. As a result, 67% of net sales for the year ended December 31, 2000 were to customers in the United States while 33% of the net sales were to our customers in international markets. In September 2000, we began the process of transitioning from utilizing an independent distributor in Germany to organizing Vascular Solutions GmbH as a wholly owned subsidiary for direct sales in Germany. In October 2000, we commenced direct shipments through Vascular Solutions GmbH to customers in Germany.

     Gross profit as a percentage of net sales increased to 56% for the year ended December 31, 2000 from 25% for the year ended December 31, 1999. This increase as a percentage of net sales resulted from the initiation of United States sales of the Duett sealing device, a decrease in cost of goods sold due to the conversion to the Duett Model 2000 for international sales in the fourth quarter of 1999, increased volume and improved manufacturing processes. The Duett Model 2000 incorporates minor modifications to the procoagulant components and different vendors for certain components, resulting in lower cost of goods compared to the original Duett Model 1000. The approval we received from the FDA in June applies to the Duett Model 1000. We will not be able to sell the Duett Model 2000 in the United States until we receive approval of a PMA supplement. We do not expect to receive FDA approval of a PMA supplement for the Duett Model 2000 prior to the second half of 2001.

     Research and development expenses increased 6% to $3,265,536 for the year ended December 31, 2000 from $3,067,897 for the year ended December 31, 1999. This increase was attributable to hiring additional development personnel, continued work on product improvements and exploring new product opportunities. We expect our research and development expenses to increase through the remainder of 2001 as we continue work on product improvements and explore new product opportunities.

     Clinical and regulatory expenses decreased 18% to $1,082,029 for the year ended December 31, 2000 from $1,323,972 for the year ended December 31, 1999. The decrease was primarily the result of costs associated with the patient enrollment portion of the 695-patient multi-center clinical study of our Duett sealing device which commenced in August 1998 and was completed in March 1999. In addition to the payments to the clinical centers for patient enrollment and data collection, we contracted with a third party to perform data analysis and computation for the study in 1999. We expect clinical and regulatory expenses to increase modestly during 2001 as we pursue additional regulatory approvals for improvements to our Duett sealing device and new products.

     Sales and marketing expenses increased 191% to $6,699,722 for the year ended December 31, 2000 from $2,301,603 for the year ended December 31, 1999. This increase was due primarily to $2,815,000 in increased personnel costs with hiring, training and deploying a direct United States sales force and $997,000 associated with travel, marketing and physician training for the domestic and international distribution of our Duett sealing device. We currently anticipate that sales and marketing expenses will increase for the foreseeable future as we continue to hire, train and deploy a direct sales force in the United States. These expenses will be principally related to hiring additional sales personnel, expanding marketing efforts, travel and training physicians in the United States.

     General and administrative expenses increased 11% to $2,106,963 for the year ended December 31, 2000 from $1,903,946 for the year ended December 31, 1999. This increase was primarily attributable to a $385,000 increase in legal fees associated with litigation items (See "Legal Proceedings" in Item 3 of Part I of this Form 10-K) and a $425,000 increase in personnel costs to support increased operations. These increases in 2000 were offset by a $257,000 expense in connection with a warrant granted to a supplier in the second quarter of 1999 and $453,500 in initial public offering costs that were expensed in the fourth quarter of 1999 due to the delay of our initial public offering. We currently anticipate that general and administrative expenses will increase by modest amounts for the foreseeable future as we continue to incur substantial litigation expenses related to the existing patent infringement claims.

     Interest income increased to $1,453,491 for the year ended December 31, 2000 from $371,066 for the year ended December 31, 1999 primarily as a result of higher cash balances from the cash proceeds received upon the closing of our initial public offering in July 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales increased 189% to $1,429,094 for the year ended December 31, 1999 from $494,150 for the year ended December 31, 1998. This increase in net sales was the result of increased shipments of our Duett sealing device to our existing independent international distributors and shipments to new independent international distributors covering other territories. International sales of our Duett sealing device commenced in February 1998. Sales to our German, Norwegian and Italian distributors accounted for approximately 29%, 20% and 12% of net sales for the year ended December 31, 1999.

     Gross profit as a percentage of net sales increased to 25% for the year ended December 31, 1999 from 10% for the year ended December 31, 1998. This increase as a percentage of net sales resulted from improvements in manufacturing efficiencies and increases in the number of Duett sealing devices manufactured.

     Research and development expenses increased 31% to $3,067,897 for the year ended December 31, 1999 from $2,348,281 in the year ended December 31, 1998. This increase was attributable to a $301,100 increase for additional personnel required for the continued development of the Duett sealing device, $240,000 of materials associated with the development of our next generation sealing device and $45,900 in prototyping costs.

     Clinical and regulatory expenses decreased 4% to $1,323,972 for the year ended December 31, 1999 from $1,375,595 for the year ended December 31, 1998. The decrease was primarily the result of costs associated with the 695-patient multi-center clinical study of our Duett sealing device which commenced in August 1998 and was completed in March 1999. In addition to the payments to the clinical centers for patient enrollment and data collection, we contracted with a third party to perform data analysis and computation for the study.

     Sales and marketing expenses increased 114% to $2,301,603 for the year ended December 31, 1999 from $1,075,250 for the year ended December 31, 1998. This increase was due primarily to a $611,500 increase in personnel costs and $277,800 associated with travel, marketing and physician training for the international distribution of the Duett sealing device.

     General and administrative expenses increased 185% to $1,903,946 for the year ended December 31, 1999 from $667,522 in the year ended December 31, 1998. This increase was primarily the result of $453,500 in initial public offering costs that were expensed in the fourth quarter of 1999 due to the delay of the offering and $422,500 in legal expenses in 1999 associated with intellectual property claims.

     Interest income increased to $371,066 for the year ended December 31, 1999 from $273,877 for the year ended December 31, 1998 primarily as a result of higher cash balances resulting from our private equity financing completed in the fourth quarter of 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Net sales of $494,150 in 1998 were the result of shipments to international distributors, with 65% of the sales attributable to our German distributor and 16% of the sales attributable to our Austrian distributor. We commenced international sales in February 1998 and, accordingly, had no revenues in 1997.

     Gross profit as a percentage of net sales was 10% in 1998. Cost of goods sold reflected the commencement of manufacturing and assembly operations as well as manufacturing, engineering and support functions.

     Research and development expenses increased 206% to $2,348,281 in 1998 from $766,176 in 1997. This increase was attributable to a $577,000 increase associated with the hiring of additional personnel required to develop our Duett sealing device, a $146,000 increase in legal costs related to patent applications and approximately $425,000 of materials associated with the development of our Duett sealing device.

     Clinical and regulatory expenses increased 430% to $1,375,595 in 1998 from $259,503 in 1997. The increase was primarily the result of costs associated with our clinical studies that commenced in January 1998.

     Sales and marketing expenses increased 294% to $1,075,250 in 1998 from $273,089 in 1997. The increase was due primarily to the international commercial launch of our Duett sealing device in February 1998, resulting in increases in costs associated with travel, marketing and physician training.

     General and administrative expenses increased 57% to $667,522 in 1998 from $425,596 in 1997. The increase was primarily the result of additional administrative personnel and facilities costs.

     Interest income increased to $273,877 in 1998 from $72,546 in 1997 primarily as a result of higher cash balances resulting from our December 1997 private equity financings.

INCOME TAXES

     We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

     As of December 31, 2000, we had $20,400,000 of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of December 31, 2000, we also had federal and state research and development tax credit carryforwards of $1,084,000 which begin to expire in the year 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

     We have financed all of our operations since inception through the issuance of equity securities. Through December 31, 2000, we have sold common stock and preferred stock generating aggregate net proceeds of $69.5 million. At December 31, 2000, we had $44.1 million in cash and cash equivalents on-hand. During the year ended December 31, 2000, we used $10.0 million of cash and cash equivalents in operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $8.2 million and increases in accounts receivable and inventories to support our increased operations and a decrease in accounts payable as a result of the timing of certain vendor payments. For the year ended December 31, 1999, we used $7.2 million of cash in operating activities. This was primarily used to fund our net loss for the period of $7.9 million and increases in accounts receivable and inventories. Cash used in operating activities was partially offset by an increase of $746,000 in accounts payable. Cash used in operating activities for the year ended December 31, 1998 was $5.2 million. This was primarily used to fund our net loss for the year of $5.1 million and increases in accounts receivable and inventories. Our other use of cash in each of these periods was investing activities to acquire manufacturing and office equipment. Our equipment acquisitions totaled $576,000 during the year ended December 31, 2000, $316,000 for the year ended December 31, 1999 and $582,000 for the year ended December 31, 1998.

     We do not have any significant cash commitments related to supply agreements, nor do we have any commitments for capital expenditures.

     We currently anticipate that we will continue to experience significant growth in our expenses for the foreseeable future and our expenses will be a material use of our cash resources. We anticipate that our operating losses will continue through at least December 31, 2001, because we plan to spend substantial amounts hiring and training a direct United States sales force, funding sales and marketing activities and creating and expanding research and development initiatives. We believe that current cash balances along with cash generated from the future sales of products will be sufficient to meet our operating and capital requirements for at least the next 24 months. Our liquidity and capital requirements beyond the next 24 months will depend on numerous factors, including the extent to which our Duett sealing device gains market acceptance and competitive developments.

     If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. We currently have no commitments for additional funding and so our ability to meet our long-term liquidity needs is uncertain. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or market our products or take advantage of business opportunities or respond to competitive pressures.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivative which focused on freestanding contracts, including, for example, options and forwards, and futures and swaps, expanding it to include embedded derivatives and many commodity contracts. Under the statement, every derivative is recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS 133 will have a material impact on our financial position or results of operations. We do not currently hold derivative instruments or engage in hedging activities.


                                  RISK FACTORS

     The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or results of operations could be seriously harmed.

BECAUSE WE ONLY BEGAN PRODUCT DEVELOPMENT IN FEBRUARY 1997, WE HAVE A LIMITED OPERATING HISTORY UPON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS

     We began product development in February 1997 and began to generate international sales in February 1998. Accordingly, we have only four years of operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by early stage, single-product medical device companies like ours in a new and evolving market, such as the vascular sealing device market. If we are unsuccessful in addressing these risks and uncertainties, our business will be seriously harmed.


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

     On July 3, 2000, we were named as the defendant in a patent infringement lawsuit brought by the Daig division of St. Jude Medical, Inc. in the United States District Court for the District of Minnesota. The complaint requests a judgment that our Duett sealing device infringes a series of four patents held by St. Jude Medical and asks for relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys' fees. It is not possible to predict the timing or outcome of this lawsuit, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

     The interventional cardiology industry is characterized by numerous patent filings and frequent and substantial intellectual property litigation. Companies in the interventional cardiology industry in general, and in vascular sealing in particular, have employed intellectual property litigation in an attempt to gain a competitive advantage. We are aware of many United States patents issued to other companies in the vascular sealing field which describe vascular sealing devices. Each of the three vascular sealing products with which our Duett sealing device competes has been subject to infringement litigation. It is likely that we will become the subject of additional intellectual property claims in the future related to our Duett sealing device. Intellectual property litigation in recent years has proven to be very complex, and the outcome of such litigation is difficult to predict.

     Our defense of the Datascope lawsuit, the St. Jude Medical lawsuit and any other intellectual property claims filed in the future, regardless of the merits of the complaint, could divert the attention of our technical and management personnel away from the development and marketing of the Duett sealing device for significant periods of time. The costs incurred to defend the Datascope lawsuit, the St. Jude Medical lawsuit and other future claims could be substantial and seriously harm us, even if our defense is ultimately successful.


WE WILL NOT BE SUCCESSFUL IF THE VASCULAR SEALING DEVICE MARKET DOES NOT ADOPT OUR NEW SEALING METHODOLOGY

     During the third quarter of 2000 we commenced sales of our product in the United States, which we believe represents the largest market for vascular sealing devices. Our success will depend on the medical community's acceptance of our Duett sealing device. We cannot predict how quickly, if at all, the medical community will accept our Duett sealing device, or, if accepted, the extent of its use. Our potential customers must:

     o believe that our device offers benefits compared to the methodologies and/or devices that they are currently using to seal vascular punctures;

     o believe that our device is worth the price that they will be asked to pay; and

     o be willing to commit the time and resources required to change their current methodology.

     If we encounter difficulties selling our Duett sealing device into the United States market, our business will be seriously harmed.


WE CURRENTLY RELY ON THE DUETT SEALING DEVICE AS OUR SOLE SOURCE OF REVENUE

     We have developed only one product which is being sold in a limited number of international markets and in the United States. Even if we were to develop additional products, FDA approval would be required in order to sell them in the United States. Preparation of the requisite materials to seek FDA approval and the approval process itself require a substantial amount of time and money. Therefore, we do not expect to be in a position to sell additional products in the foreseeable future. As a result, our success is solely dependent on the success of our Duett sealing device. If our Duett sealing device is not successful, our business will be seriously harmed.

WE HAVE INCURRED LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE

     Since we commenced operations in February 1997, we have incurred net losses from costs relating to the development and commercialization of our Duett sealing device. At December 31, 2000, we had an accumulated deficit of $22.9 million. We expect to continue to significantly increase our sales and marketing, research and development and general and administrative expenses. In particular, we are in the process of hiring, training and deploying a direct sales force to sell our Duett sealing device in the United States. Because of our plans to invest heavily in sales and marketing, hire additional employees and expand our commercialization, we expect to incur significant net losses through at least December 31, 2001. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.


OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

     The recent United States launch of our Duett sealing device and history of losses make prediction of future operating results difficult. You should not rely on our past revenue growth as any indication of future growth rates or operating results. The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

     o the level of sales of our Duett sealing device in the United States market;

     o    the effect of intellectual property disputes;

     o    the demand for and acceptance of our Duett sealing device;

     o the success of our competition and the introduction of alternative means for vascular sealing;

     o    our ability to command favorable pricing for our Duett sealing device;

     o    the growth of the market for vascular sealing devices;

     o the expansion and rate of success of our direct sales force in the United States and our independent distributors internationally;

     o    actions relating to ongoing FDA compliance;

     o the size and timing of orders from independent distributors or customers;

     o the attraction and retention of key personnel, particularly in sales and marketing, regulatory, manufacturing and research and development;

     o unanticipated delays or an inability to control costs with respect to our Duett sealing device;

     o our ability to introduce new products and enhancements in a timely manner;

     o general economic conditions as well as those specific to our customers and markets; and

     o seasonal fluctuations in revenue due to the elective nature of some procedures.

OUR DIRECT SALES EFFORTS MAY NOT BE SUCCESSFUL BECAUSE WE HAVE A LIMITED OPERATING HISTORY WITH A DIRECT SALES FORCE

     Because we received regulatory approval to sell our Duett sealing device in the United States during 2000, we have only a limited operating history with a direct sales force. We are in the process of hiring and implementing a direct sales force, including clinical specialists to perform physician training, to commercialize our Duett sealing device in the United States. We believe that there is significant competition for direct sales personnel and clinical specialists with the advanced sales skills and technical knowledge we require. We may not be able to obtain, train and retain sufficient numbers of direct sales personnel and the future sales efforts of our direct sales force may not be successful.


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

     The existing market for vascular sealing devices is intensely competitive. We expect competition to increase further as additional companies begin to enter this market and/or modify their existing products to compete directly with ours. Our primary competitors are Abbott Laboratories (through its subsidiary Perclose, Inc.), Datascope Corp. and St. Jude Medical, Inc., which sells a product developed by Kensey Nash Corporation. These companies have:

     o   better name recognition;

     o   broader product lines;

     o   greater sales, marketing and distribution capabilities;

     o   significantly greater financial resources;

     o   larger research and development staffs and facilities; and

     o   existing relationships with some of our potential customers.

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


WE CURRENTLY DEPEND ON THE INTERNATIONAL MARKETING AND SALES EFFORTS OF A LIMITED NUMBER OF INDEPENDENT DISTRIBUTORS

     Our Duett sealing device is sold internationally through independent distributors in Norway, Italy, Austria, the United Kingdom, Ireland, Denmark, Switzerland, Finland, Sweden, Greece, Belgium, Spain, the Netherlands, Taiwan, Portugal and Hong Kong. Our international sales are largely dependent on the marketing efforts of, and sales by, these distributors. Sales through distributors are subject to several risks, including the risk of financial instability of distributors and the risk that distributors will not effectively promote our Duett sealing device. Loss or termination of these distribution relationships could seriously harm our international sales efforts and could result in our repurchasing unsold inventory from former distributors by virtue of local laws applicable to distribution relationships, provisions of distribution agreements or negotiated settlements entered into with our distributors. Sales to our Norwegian, former German and Italian distributors accounted for 11%, 6% and 5% of net sales for the year ended December 31, 2000.


OUR INTERNATIONAL SALES ARE SUBJECT TO A NUMBER OF RISKS THAT COULD SERIOUSLY HARM OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE OUR DUETT SEALING DEVICE IN ANY INTERNATIONAL MARKET

     Our international sales are subject to several risks, including:

     o    the impact of recessions in economies outside the United States;

     o greater difficulty in collecting accounts receivable and longer collection periods;

     o unexpected changes in regulatory requirements, tariffs or other trade barriers;

     o    weaker intellectual property rights protection in some countries;

     o    potentially adverse tax consequences; and

     o    political and economic instability.

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

     The Health Care Financing Administration recently implemented a new Medicare prospective payment system for hospital outpatient services. One aspect of the new system involves the recognition of new technology items and services as discrete payment groups under the prospective payment system. Under this new system, hospitals receive separate payments for the use of new medical devices that are recognized by HCFA. The Duett sealing device has been issued a transitional pass through code by HCFA and is currently eligible for device reimbursement under the Medicare prospective payment system for hospital outpatient services.

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

     Our Duett sealing device and our manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. We are required to:

     o obtain the approval of the FDA and international agencies before we can market and sell our products;

     o satisfy these agencies' content requirements for all of our labeling, sales and promotional materials; and

     o    undergo rigorous inspections by these agencies.

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


OUR FAILURE TO EXPAND OUR MANAGEMENT SYSTEMS AND CONTROLS TO SUPPORT ANTICIPATED GROWTH COULD SERIOUSLY HARM OUR BUSINESS

     Our operations are growing rapidly and we expect this expansion to continue as we execute our business strategy. Our total number of employees grew from 64 on December 31, 1999 to 136 on December 31, 2000. We anticipate further increases in the number of our employees. Sustaining our growth has placed significant demands on management and our administrative, operational, personnel and financial resources. Accordingly, our future operating results will depend on the ability of our officers and key other employees to continue to implement and improve our operational, client support and financial control systems, and effectively expand, train and manage our employee base. We may not be able to manage our growth successfully and inability to sustain or manage our growth could seriously harm our business.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     In the United States and Germany, we sell our products directly to hospitals and clinics. Revenue is recognized upon shipment of products to customers.

     In international markets outside of Germany, we sell our products to independent distributors who, in turn, sell to medical clinics. Loss, termination or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto required pursuant to this Item begin on page 31 of this Annual Report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to the Sections under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2000.

   See Item 1 of Part I hereof for information regarding our Executive Officers.


ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference to the Sections under the headings "Director Compensation" and "Executive Compensation and Other Information" contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the Section under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to the Section under the heading "Certain Transactions" contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2000.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents files as part of this Report.

   (1) The following financial statements are filed herewith in Item 8 in Part
II.

        (i)   Consolidated Balance Sheets

        (ii)  Consolidated Statements of Operations

        (iii) Consolidated Statement of Changes in Shareholders' Equity

        (iv)  Consolidated Statements of Cash Flows

        (v)   Notes to Consolidated Financial Statements

   (2)  Financial Statement Schedules

        None.

   (3)  Exhibits


  Exhibit
  Number       Description
  -------      -----------
    3.1        Amended and Restated Articles of Incorporation of Vascular Solutions, Inc.
               (incorporated by reference to Exhibit 3.1 to Vascular Solutions' Form 10-Q for
               the quarter ended September 30, 2000).

    3.2        Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.2 of
               Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

    4.1        Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

    4.2        Form of warrant dated January 31 and February 14, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.2 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

    4.3        Form of warrant dated December 29, 1997 issued to representatives of Miller,
               Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.3 of
               Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

    4.4        Amended and Restated Investors' Rights Agreement dated December 9, 1998, by and between Vascular Solutions, Inc. and the purchasers of Series A and Series B preferred stock (incorporated by reference to Exhibit 4.4 of Vascular Solutions'
               Registration Statement on Form S-1 (File No. 333-84089)).


    4.5        Stock Purchase Warrant dated June 10, 1999 by and between Vascular Solutions,
               Inc. and Jones Pharma, Incorporated (incorporated by reference to Exhibit 4.7 of
               Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

   10.1        Lease Agreement dated February 11, 1998 by and between Massachusetts Mutual Life
               Insurance Company as Landlord and Vascular Solutions, Inc. as Tenant
               (incorporated by reference to Exhibit 10.2 of Vascular Solutions' Registration
               Statement on Form S-1 (File No. 333-84089)).

   10.2        First Lease Amendment dated June 9, 1999 by and between Duke Realty Limited
               Partnership as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 10.3 of Vascular Solutions' Registration Statement on Form
               S-1 (File No. 333-84089)).

   10.3        Second Lease Amendment dated October 24, 1999 by and between Duke Realty Limited
               Partnership as Landlord and Vascular Solutions, Inc. as Tenant.

   10.4        Third Lease Amendment dated August 23, 2000 by and between Duke Realty Limited
               Partnership as Landlord and Vascular Solutions, Inc. as Tenant.

   10.5        Bill of Sale and Assignment dated January 31, 1997 by and between Vascular
               Solutions, Inc. and Dr. Gary Gershony (incorporated by reference to Exhibit 10.4 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

   10.6        Mutual and General Release dated November 9, 1998 by and between Vascular
               Solutions, Inc., Dr. Gary Gershony and B. Braun Medical, Inc. (incorporated by reference to Exhibit 10.5 of Vascular Solutions' Registration Statement on Form
               S-1 (File No. 333-84089)).

   10.7        Clinical Trial Services Agreement dated July 1, 1998 by and between Vascular
               Solutions, Inc. and The Cardiovascular Data Analysis Center of the Beth Israel
               Medical Group (incorporated by reference to Exhibit 10.6 of Vascular Solutions'
               Registration Statement on Form S-1 (File No. 333-84089)).

   10.8        Purchase and Sale Agreement dated September 17, 1998 by and between Vascular
               Solutions, Inc. and Davol Inc. (incorporated by reference to Exhibit 10.8 of
               Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

   10.9        Purchase Agreement dated June 10, 1999 by and between GenTrac, Inc. and Vascular
               Solutions, Inc. (incorporated by reference to Exhibit 10.9 of Vascular
               Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

   10.10*      Consulting Agreement dated June 10, 1999, between Vascular Solutions, Inc. and
               Gary Gershony, M.D. (incorporated by reference to Exhibit 10.10 of Vascular
               Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

   10.11*      Form of Employment Agreement by and between Vascular Solutions, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.11 of Vascular
               Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

   10.12       Form of Distribution Agreement (incorporated by reference to Exhibit 10.12 of
               Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

   10.13*      Vascular Solutions, Inc. Stock Option and Stock Award Plan, as amended
               (incorporated by reference to Exhibit 10.1 of Vascular Solutions' Registration
               Statement on Form S-8 (File No. 333-54164)).

   10.14*      Vascular Solutions, Inc. Employee Stock Purchase Plan, as amended.

   23.1        Consent of Ernst & Young LLP.

   24.1        Power of Attorney (included on signature page).

----------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(b) Registrant filed no Report on Form 8-K during its fourth quarter ended December 31, 2000.

(c)     See Item 14(a)(3) above.

(d)     See Item 14(a)(2) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2001.




                                       VASCULAR SOLUTIONS, INC.

                                       By: /s/ Howard Root
                                           -------------------------------------
                                           Howard Root
                                           Chief Executive Officer and Director

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard Root and Jerry Johnson (with full power to act alone), as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Vascular Solutions, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 9th day of March, 2001, by the following persons in the capacities indicated.

                Signature                                     Title
                ---------                                     -----
             /s/ Howard Root                  Chief Executive Officer and Director
-------------------------------------------   (principal executive officer)
               Howard Root

            /s/ Jerry Johnson                 Chief Financial Officer
-------------------------------------------   (principal financial officer and
              Jerry Johnson                   principal accounting officer)

            /s/ Gary Gershony                 Director
-------------------------------------------
              Gary Gershony

           /s/ Gerard Langeler                Director
-------------------------------------------
             Gerard Langeler

          /s/ James Jacoby, Jr.               Director
-------------------------------------------
            James Jacoby, Jr.

            /s/ Richard Nigon                 Director
-------------------------------------------
              Richard Nigon

             /s/ Michael Kopp                 Director
-------------------------------------------
               Michael Kopp

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Vascular Solutions, Inc.

We have audited the consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vascular Solutions, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                   /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 9, 2001

                            VASCULAR SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31
                                                                    --------------------------
                                                                        2000           1999
                                                                    -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                         $44,097,563    $10,529,191
  Accounts receivable, net of allowance for doubtful accounts
    of $80,000 in 2000                                                1,971,383        374,978
  Inventories                                                         2,466,445        612,569
  Prepaid expenses                                                      231,251         93,177
                                                                    -----------    -----------
Total current assets                                                 48,766,642     11,609,915

Property and equipment, net                                             894,094        684,952
                                                                    -----------    -----------
Total assets                                                        $49,660,736    $12,294,867
                                                                    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $   933,059    $ 1,019,715
  Accrued compensation                                                1,344,995         85,441
  Accrued expenses                                                      188,792         17,513
                                                                    -----------    -----------
Total current liabilities                                             2,466,846      1,122,669

Commitments and contingencies

Shareholders' equity:
  Series A Preferred Stock, $.01 par value:
    Authorized shares - 0--2000; 2,000,000--1999
    Issued and outstanding shares - 2,000,000--1999 - 20,000
  Series B Preferred Stock, $.01 par value:
    Authorized shares - 0--2000; 1,777,777--1999
    Issued and outstanding shares - 1,777,777--1999 - 17,778
    Common stock, $.01 par value:
    Authorized shares - 40,000,000--2000; 16,222,223--1999
    Issued and outstanding shares - 13,116,008--2000;
      5,250,291--1999                                                   131,160         52,503
  Additional paid-in capital                                         69,965,240     25,828,309
  Other                                                                 (38,182)       (90,931)
  Accumulated deficit                                               (22,864,328)   (14,655,461)
                                                                    -----------    -----------
Total shareholders' equity                                           47,193,890     11,172,198
                                                                    -----------    -----------
Total liabilities and shareholders' equity                          $49,660,736    $12,294,867
                                                                    ===========    ===========

See accompanying notes.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31
                                            -----------------------------------------
                                                 2000          1999          1998
                                              -----------   -----------   -----------
Net sales                                     $ 6,193,234   $ 1,429,094   $   494,150
Cost of goods sold                              2,701,342     1,065,199       442,565
                                              -----------   -----------   -----------
Gross profit                                    3,491,892       363,895        51,585

Operating expenses:
  Research and development                      3,265,536     3,067,897     2,348,281
  Clinical and regulatory                       1,082,029     1,323,972     1,375,595
  Sales and marketing                           6,699,722     2,301,603     1,075,250
  General and administrative                    2,106,963     1,903,946       667,522
                                              -----------   -----------   -----------
Total operating expenses                       13,154,250     8,597,418     5,466,648
                                              -----------   -----------   -----------

Operating loss                                 (9,662,358)   (8,233,523)   (5,415,063)
Interest income                                 1,453,491       371,066       273,877
                                              -----------   -----------   -----------

Net loss                                      $(8,208,867)  $(7,862,457)  $(5,141,186)
                                              ===========   ===========   ===========

Basic and diluted net loss per share          $      (.95)  $     (1.95)  $     (1.40)
                                              ===========   ===========   ===========

Shares used in computing basic and diluted
  net loss per share                            8,645,152     4,032,616     3,660,136
                                              ===========   ===========   ===========


See accompanying notes.

                            VASCULAR SOLUTIONS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                               SERIES A             SERIES B
                                                           PREFERRED STOCK       PREFERRED STOCK           COMMON STOCK
                                                        -------------------    --------------------    --------------------
                                                          SHARES     AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                                        ---------   --------   ----------   -------    ----------   --------
Balance at December 31, 1997                            2,000,000   $ 20,000           --   $    --     3,553,250   $ 35,533
  Exercise of stock options                                    --         --           --        --        19,700        197
  Sale of common stock at $3.00 per share
     in March and April 1998                                   --         --           --        --       126,667      1,266
  Value of options  granted for services                       --         --           --        --            --         --
  Sale of Series B convertible preferred
     stock at $4.50 per share in December
     1998, net of offering costs                               --         --    1,777,777    17,778            --         --
  Net loss                                                     --         --           --        --            --         --
                                                        ---------   --------   ----------   -------    ----------   --------
Balance at December 31, 1998                            2,000,000     20,000    1,777,777    17,778     3,699,617     36,996
  Exercise of stock options                                    --         --           --        --     1,550,674     15,507
  Value of options granted for services                        --         --           --        --            --         --
  Value of warrant granted related to supply
    agreement                                                  --         --           --        --            --         --
  Deferred compensation related to option
    grants                                                     --         --           --        --            --         --
  Amortization of deferred compensation                        --         --           --        --            --         --
  Net loss                                                     --         --           --        --            --         --
                                                        ---------   --------   ----------   -------    ----------   --------
Balance at December 31, 1999                            2,000,000     20,000    1,777,777    17,778     5,250,291     52,503
  Exercise of stock options                                    --         --           --        --        62,940        629
  Sale of common stock with the initial
    public offering at $12.00 per share in
    July 2000, net of offering costs                           --         --           --        --     4,025,000     40,250
  Conversion of preferred stock in connection
    with initial public offering                       (2,000,000)   (20,000)  (1,777,777)  (17,778)    3,777,777     37,778
  Amortization of deferred compensation                        --         --           --        --            --         --
  Deferred compensation related to option
    grants                                                     --         --           --        --            --         --
  Comprehensive loss:
    Net loss                                                   --         --           --        --            --         --
    Translation adjustment                                     --         --           --        --            --         --
  Total comprehensive loss                                     --         --           --        --            --         --
                                                        ---------   --------   ----------   -------    ----------   --------
Balance at December 31, 2000                                   --   $     --           --   $    --    13,116,008   $131,160
                                                        =========   ========   ==========   =======    ==========   ========


                                                       ADDITIONAL
                                                         PAID-IN                  ACCUMULATED
                                                         CAPITAL       OTHER         DEFICIT         TOTAL
                                                       -----------   ---------    ------------    -----------

Balance at December 31, 1997                           $ 8,811,800   $      --    $ (1,651,818)   $ 7,215,515
  Exercise of stock options                                 32,353          --              --         32,550
  Sale of common stock at $3.00 per share
     in March and April 1998                               378,734          --              --        380,000
  Value of options granted for services                     78,400          --              --         78,400
  Sale of Series B convertible preferred
     stock at $4.50 per share in December
     1998, net of offering costs                         7,962,719          --              --      7,980,497
  Net loss                                                      --          --      (5,141,186)    (5,141,186)
                                                       -----------   ---------    ------------    -----------
Balance at December 31, 1998                            17,264,006          --      (6,793,004)    10,545,776
  Exercise of stock options                              8,144,018          --              --      8,159,525
  Value of options granted for services                     22,660          --              --         22,660
  Value of warrant granted related to supply
    agreement                                              257,000          --              --        257,000
  Deferred compensation related to option
    grants                                                 140,625    (140,625)             --             --
  Amortization of deferred compensation                         --      49,694              --         49,694
  Net loss                                                      --          --      (7,862,457)    (7,862,457)
                                                       -----------   ---------    ------------    -----------
Balance at December 31, 1999                            25,828,309     (90,931)    (14,655,461)    11,172,198
  Exercise of stock options                                169,765          --              --        170,394
  Sale of common stock with the initial
    public offering at $12.00 per share in
    July 2000, net of offering costs                    43,932,416          --              --     43,972,666
  Conversion of preferred stock in connection
    with initial public offering                                --          --              --             --
  Amortization of deferred compensation                     34,750     (34,750)             --             --
  Deferred compensation related to option
    grants                                                      --      72,561              --         72,561
  Comprehensive loss:
    Net loss                                                    --          --      (8,208,867)    (8,208,867)
    Translation adjustment                                      --      14,938              --         14,938
                                                                                                  -----------
  Total comprehensive loss                                      --          --              --     (8,193,929)
                                                       -----------   ---------    ------------    -----------
Balance at December 31, 2000                           $69,965,240   $ (38,182)   $(22,864,328)   $47,193,890
                                                       ===========   =========    ============    ===========

See accompanying notes.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                      ----------------------------------------
                                                         2000           1999            1998
                                                      -----------   ------------    ------------
OPERATING ACTIVITIES
Net loss                                              $(8,208,867)  $ (7,862,457)   $(5,141,186)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                          366,745       243,318        154,272
    Value of options granted for services                      --        22,660         78,400
    Value of warrant granted related to supply
      agreement                                                --       257,000             --
    Deferred compensation expense                          72,561        49,694             --
    Changes in operating assets and liabilities:
      Accounts receivable                              (1,592,304)     (249,978)       (125,000)
      Inventories                                      (1,851,228)     (293,758)       (259,101)
      Prepaid expenses                                   (138,074)      (40,003)        (38,064)
      Accounts payable                                    (84,509)      745,899         (53,767)
      Accrued compensation and expenses                 1,431,288       (84,069)        171,245
                                                      -----------   -----------     -----------
Net cash used in operating activities                 (10,004,388)   (7,211,694)     (5,213,201)

INVESTING ACTIVITIES
Purchase of property and equipment                       (575,887)     (315,693)       (581,923)
                                                      -----------   -----------     -----------
Net cash used in investing activities                    (575,887)     (315,693)       (581,923)

FINANCING ACTIVITIES
Proceeds from exercise of stock options                   170,394     8,159,525          32,550
Net proceeds from sale of common stock                 43,972,666            --         380,000
Net proceeds from sale of preferred stock                      --            --       7,980,497
                                                      -----------   -----------     -----------
Net cash provided by financing activities              44,143,060     8,159,525       8,393,047

Effect of exchange rate changes on cash and cash
  equivalents                                               5,587            --              --
                                                      -----------   -----------     -----------
Increase in cash and cash equivalents                  33,568,372       632,138       2,597,923
Cash and cash equivalents at beginning of year         10,529,191     9,897,053       7,299,130
                                                      -----------   -----------     -----------
Cash and cash equivalents at end of year              $44,097,563   $10,529,191     $ 9,897,053
                                                      ===========   ===========     ===========


See accompanying notes.

                            VASCULAR SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


1. DESCRIPTION OF BUSINESS

Vascular Solutions, Inc. (the "Company") manufactures, markets and sells the Vascular Solutions Duett(TM) sealing device, which enables cardiologists and radiologists to rapidly seal the puncture site following catheterization procedures such as angiography, angioplasty and stenting. The Company was incorporated in December 1996 and began operations in February 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Vascular Solutions, Inc. and its wholly-owned subsidiary, Vascular Solutions GmbH, after elimination of intercompany accounts and transactions.

Foreign Currency Translation and Transactions

Foreign assets and liabilities are translated using the year-end exchange rates. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses are accumulated as a separate component of shareholders' equity.

Comprehensive Loss

The components of comprehensive loss are net loss and the effects of foreign currency translation adjustments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and are carried at cost which approximates market.

                            VASCULAR SOLUTIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at December 31:

                                                                2000          1999
                                                             ----------     --------
  Raw materials                                              $1,746,279     $451,955
  Work-in-process                                               371,176      103,285
  Finished goods                                                348,990       57,329
                                                             ----------     --------
                                                             $2,466,445     $612,569
                                                             ==========     ========


Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

  Manufacturing equipment                            3 to 5 years
  Office and computer equipment                      3 years
  Furniture and fixtures                             2 to 5 years
  Leasehold improvements                             Remaining term of the lease
  Research and development equipment                 3 to 5 years

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The amount of impairment loss recorded will be measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.

Revenue Recognition

In the United States and Germany, the Company sells its products directly to hospitals and clinics. Revenue is recognized upon shipment of products to customers.

                            VASCULAR SOLUTIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In all other international markets, the Company sells its products to international distributors which subsequently resell the products to hospitals and clinics. The Company has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor. The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor. Revenue is recognized upon shipment of products to distributors following the receipt and acceptance of a distributor's purchase order. Allowances are provided for estimated warranty costs at the time of shipment. To date, warranty costs have been insignificant.

Research and Development Costs

All research and development costs are charged to operations as incurred.

Stock-Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company determines the fair value of stock options granted to non-employees for services using the Black-Scholes valuation method. The fair value of the stock options granted is expensed over the time period the services are rendered.

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its accounts for cash and cash equivalents principally at one major bank and two investment firms in the United States. The Company has a formal written investment policy that restricts the placement of investments to issuers evaluated as creditworthy. The Company has not experienced any losses on its deposits of its cash and cash equivalents.

                            VASCULAR SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Two customers accounted for 23% and 51% of total accounts receivable as of December 31, 2000 and 1999, respectively. There have been no material losses on customer receivables.

Net Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128"), basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average common and dilutive potential common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per share, because the effect of outstanding options, warrants and convertible preferred stock is antidilutive.

Reclassifications

Certain prior year balances were reclassified to conform to the current year presentation.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                                 2000          1999
                                                             ----------    ----------
  Property and equipment:
    Manufacturing equipment                                  $  713,054    $  520,167
    Office and computer equipment                               555,828       335,449
    Furniture and fixtures                                      216,983        98,022
    Leasehold improvements                                      105,869        84,143
    Research and development equipment                           79,527        57,593
                                                             ----------    ----------
                                                              1,671,261     1,095,374
  Less accumulated depreciation                                (777,167)     (410,422)
                                                             ----------    ----------
  Net property and equipment                                 $  894,094    $  684,952
                                                             ==========    ==========

                            VASCULAR SOLUTIONS, INC.

4. LEASES

The Company leases a 29,000-square-foot office and manufacturing facility under an operating lease agreement, which expires in March 2003. The Company may terminate the lease agreement at six-month intervals after December 2001 with a six-month written notice to the lessor. Prior to February 1998, the Company leased a 5,500-square-foot facility under a noncancelable operating lease which expired in December 1998. The Company was required to make rental payments on its previous facility until December 1998. The Company subleased this facility to another entity from June 1998 through December 1998. Rent expense related to the operating leases was approximately $242,100, $167,900 and $152,300 for the years ended December 31, 2000, 1999 and 1998. Rent expense for the year ended December 31, 1998 was reduced by approximately $32,000 for rental income received under the sublease of the previous facility.

Future minimum lease commitments under the existing operating lease as of December 31, 2000 are as follows:


  2001                                                           $190,700
  2002                                                            191,500
  2003                                                             47,900
                                                                 --------
                                                                 $430,100
                                                                 ========


5. INCOME TAXES

At December 31, 2000, the Company had net operating loss carryforwards of approximately $20,400,000 for federal income tax purposes that are available to offset future taxable income and begin to expire in the year 2013. At December 31, 2000, the Company also had federal and Minnesota research and development tax credit carryforwards of approximately $1,084,000 which begin to expire in the year 2013. No benefit has been recorded for such carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred.

                            VASCULAR SOLUTIONS, INC.

5. INCOME TAXES (CONTINUED)

The components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:


                                                                 2000           1999
                                                             ----------     -----------
  Deferred tax assets:
    Net operating loss carryforwards                         $ 8,154,000    $ 5,057,200
    Tax credit carryforwards                                   1,084,000        332,500
    Depreciation and amortization                                198,000        382,000
    Accrued compensation                                         209,000        180,000
    Other allowances                                              88,000             --
                                                             ----------    ------------
                                                               9,733,000      5,951,700
    Less valuation allowances                                 (9,733,000)    (5,951,700)
                                                             -----------    -----------
  Net deferred taxes                                         $        --    $        --
                                                             ===========    ===========

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                                 2000           1999          1998
                                                -------        ------        ------
  Tax at statutory rate                           34.0%         34.0%         34.0%
  State income taxes                               6.0           6.0           6.0
  Impact of net operating loss carryforward      (40.0)        (40.0)        (40.0)
                                                ------         -----         -----
  Effective income tax rate                         --%           --%           --%
                                                ======         =====         =====


6. INITIAL PUBLIC OFFERING

On July 25, 2000, the Company completed the initial public offering of its common stock. Upon the closing of the initial public offering, the Company issued 3,500,000 shares of its common stock at an offering price of $12.00 per share and all of the Company's Series A and Series B preferred stock automatically converted into 3,777,777 shares of common stock. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Cash proceeds from the sale of the 4,025,000 shares of common stock, net of underwriters' discount and offering expenses, totaled approximately $44 million. Upon closing of the Company's initial public offering, the authorized capital stock of the Company consisted of 40,000,000 shares of common stock, par value $.01 per share, with no shares of preferred stock outstanding or designated.

                            VASCULAR SOLUTIONS, INC.

7. CAPITAL STOCK

In January and February 1997, the Company issued 1,500,000 shares of common stock at $1.50 per share, from which the Company received net proceeds of approximately $2,079,000. In connection with the sale of common stock, the Company granted warrants to the placement agent to purchase a total of 100,000 shares of common stock at an exercise price of $1.50 per share. The warrants expire in January and February 2007.

In December 1997, the Company issued 2,000,000 shares of Series A Preferred Stock at $2.50 per share, from which the Company received net proceeds of $4,960,954. The Series A Preferred Stock converted into 2,000,000 shares of common stock upon the closing of the Company's initial public offering.

In December 1997, the Company issued 680,000 shares of common stock at $3.00 per share, from which the Company received net proceeds of approximately $1,790,000. In connection with the sale of common stock, the Company granted warrants to the placement agent to purchase a total of 68,000 shares of common stock at an exercise price of $3.00 per share. The warrants expire in December 2007.

In December 1998, the Company issued 1,777,777 shares of Series B Preferred Stock at $4.50 per share, from which the Company received net proceeds of approximately $7,980,497. The Series B Preferred Stock converted into 1,777,777 shares of common stock upon the closing of the Company's initial public offering.

In connection with the Series B Preferred Stock Purchase Agreement, the Company entered into a Put and Option Agreement (the "Agreement") with one of the Series B investors (the "Investor"). The Agreement provided the Company with the right to sell, and the Investor the obligation to purchase, up to $3,000,000 of common stock at $5.00 or $6.00 per share based on the Company attaining certain milestones. The Company exercised its right and sold 600,000 shares of common stock to the Investor at $5.00 per share on June 30, 1999. In addition, the Agreement provided the Investor with the right to buy, and the Company the obligation to sell, up to $3,000,000 of common stock at $5.00 or $6.00 per share based on the Company attaining certain milestones. The Investor exercised its right and purchased 600,000 shares of common stock from the Company at $5.00 per share on December 28, 1999.

Furthermore, the Agreement provided an affiliate of the Investor with the right to buy, and the Company with the obligation to sell, up to $2,000,000 of common stock at $7.00 or $8.00 per share based on the Company attaining certain milestones. The affiliate of the Investor exercised its right and purchased 285,714 shares of common stock from the Company at $7.00 per share on December 28, 1999.

                            VASCULAR SOLUTIONS, INC.

7. CAPITAL STOCK (CONTINUED)

On June 10, 1999, the Company issued a warrant to purchase 100,000 shares of common stock at $5.00 per share to a supplier in connection with entering into a five-year supply agreement. The warrant is exercisable at any time and expires on June 10, 2004. Using the Black-Scholes valuation model, the Company determined a fair value of $257,000 for the warrant and expensed this amount during the year ended December 31, 1999. The amount was classified as research and development expense because it related to product development activities.

As of December 31, 2000, the Company had 268,000 warrants outstanding at a weighted average exercise price of $3.19 per share.

8. STOCK OPTIONS

Stock Option Plan

The Company has a stock option and stock award plan (the "Stock Option Plan") which provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of December 31, 2000, the Company reserved 1,400,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, incentive stock options must be granted at an exercise price not less than the fair market value of the Company's common stock on the grant date. The exercise price of a non-qualified option granted under the Stock Option Plan must not be less than 50% of the fair market value of the Company's common stock on the grant date. Prior to the initial public offering in July 2000, the Board of Directors determined the fair value of the common shares underlying options by assessing the business progress of the Company as well as the market conditions for medical device companies and other external factors. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The Stock Option Plan also permits the granting of stock appreciation rights, restricted stock and other stock-based awards. The incentive stock options generally become exercisable over a four-year period and the non-qualified stock options generally become exercisable over a two-year period. Unexercised options are canceled upon termination of employment and become available under the Stock Option Plan.

                            VASCULAR SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



8. STOCK OPTIONS (CONTINUED)

Option activity is summarized as follows:


                                                                           WEIGHTED
                                  SHARES                                   AVERAGE
                                AVAILABLE    PLAN OPTIONS     EXERCISE     EXERCISE
                                FOR GRANT     OUTSTANDING       PRICE       PRICE
                              -----------    ------------   ------------   --------
  Balance at December 31,
    1997                           91,589        401,411    $1.50-$ 2.00    $ 1.74
    Shares reserved               400,000             --              --        --
    Granted                      (259,500)       259,500     3.00-  3.25      3.01
    Exercised                          --        (19,700)    1.50-  2.00      1.65
    Canceled                      108,080       (108,080)    1.50-  3.00      1.84
                                 --------      ---------
  Balance at December 31,
    1998                          340,169        533,131     1.50-  3.25      2.34
    Shares reserved               500,000             --              --        --
    Granted                      (587,000)       587,000     3.25-  6.00      5.08
    Exercised                          --        (64,960)    2.00-  3.25      2.46
    Canceled                      121,560       (121,560)    2.00-  3.25      2.75
                                 --------      ---------
  Balance at December 31,
    1999                          374,729        933,611     1.50-  6.00      4.00
    Granted                      (290,250)       290,250     6.00- 16.50     11.12
    Exercised                          --        (62,940)    1.50-  5.00      2.71
    Canceled                       90,150        (90,150)    1.50- 16.50      4.89
                                 --------      ---------
  Balance at December 31,
    2000                          174,629      1,070,771    $1.50-$16.50    $ 5.85
                                 ========      =========


The following table summarizes information about stock options outstanding at December 31, 2000:


                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                     -------------------------------------    -----------------------
                                     WEIGHTED
                     OUTSTANDING      AVERAGE                 EXERCISABLE   WEIGHTED
                         AS OF       REMAINING    WEIGHTED       AS OF        AVERAGE
      RANGE OF       DECEMBER 31,  CONTRACTUAL    AVERAGE     DECEMBER 31   EXERCISE
   EXERCISE PRICES       2000         LIFE         PRICE         2000         PRICE
------------------   ------------  -----------   ---------    -----------   ---------
$  1.50                 131,411        6.3        $ 1.50        123,665      $ 1.50
   2.00 -   3.25        316,710        7.7          2.98        188,100        2.90
   5.00 -   7.00        412,400        8.9          6.10        119,210        6.20
 $10.50 - $16.50        210,250        9.1         12.42          5,000       10.00
                      ---------                                 -------
                      1,070,771        8.2        $ 5.85        435,975      $ 3.49
                      =========                                 =======

                            VASCULAR SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



8. STOCK OPTIONS (CONTINUED)

Stock-Based Compensation

The Company accounts for stock options under APB 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FASB 123), the net loss and net loss per common share would have been increased to the following pro forma amounts for the years ended December 31, 2000, 1999 and 1998:

                                               2000            1999           1998
                                           -------------   ------------   ------------
  Net loss:
    As reported                            $ (8,208,867)   $(7,862,457)   $(5,141,186)
    Pro forma                               (10,361,727)    (8,169,981)    (5,306,547)

  Basic and diluted net loss per share:
    As reported                            $       (.95)   $     (1.95)   $     (1.40)
    Pro forma                                     (1.20)         (2.03)         (1.45)


For purposes of calculating the above required disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of the Company's stock options was estimated assuming no expected dividends and the following weighted average assumptions:

                                                2000          1999          1998
                                               ------        ------        ------
  Expected life (years)                          7.5           7.0           7.0
  Expected volatility                            .93           .67           .62
  Risk-free interest rate                       5.96%         4.90%         4.78%


The weighted average fair value of options granted with an exercise price equal to the deemed stock price on the date of grant during 2000, 1999 and 1998 was $9.79, $3.82 and $1.97.

For the years ended December 31, 2000, 1999 and 1998, the Company recorded compensation expense of zero, $22,660 and $78,400 in connection with non-qualified stock options granted to Board of Directors members, medical advisory board members and outside consultants, respectively.

                            VASCULAR SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



8. STOCK OPTIONS (CONTINUED)

Deferred Compensation

In 1999 and 2000, the Company recorded a total of $175,375 of deferred compensation for certain stock options granted for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The weighted average fair value of these options was $2.74. Deferred compensation recorded is amortized ratably over the period that the options vest and is adjusted for options which have been canceled. Deferred compensation expense was $72,561 and $49,694 for the years ended December 31, 2000 and 1999.

9. EMPLOYEE RETIREMENT SAVINGS PLAN

The Company has an employee 401(k) retirement savings plan (the Plan). The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. The Plan allows eligible employees to contribute up to 18% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 5% contributed to the Plan. The Company recorded an expense of $52,357 and $21,573 for contributions to the Plan for the year ended December 31, 2000 and 1999. No employer contributions were made for the year ended December 31, 1998.

10. CONCENTRATIONS OF CREDIT AND OTHER RISKS

In the United States and Germany, the Company sells its products directly to hospitals and clinics. In all other international markets, the Company sells its products to distributors who, in turn, sell to medical clinics. Loss, termination or ineffectiveness of distributors to effectively promote the Company's product could have a material adverse effect on the Company's financial condition and results of operations.

                            VASCULAR SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



10. CONCENTRATIONS OF CREDIT AND OTHER RISKS (CONTINUED)

Sales to significant customers as a percentage of total revenues are as follows for the years ended December 31, 2000, 1999 and 1998:

                                                 2000          1999          1998
                                                 -----         -----         -----
  Customer A                                     10.7%         19.7%          9.1%
  Customer B                                      6.3          28.8          65.0
  Customer C                                      5.4          11.8           4.0
  Customer D                                      2.2           5.8          15.8

The Company performs ongoing credit evaluations of its customers but does not require collateral. There have been no material losses on customer receivables.

Sales by geographic destination as a percentage of total net sales were as follows for the years ended December 31:

                                                 2000          1999          1998
                                                 -----         -----         -----
  Domestic                                         67%            7%            --%
  Foreign                                          33            93            100

11. DEPENDENCE ON KEY SUPPLIERS

The Company purchases certain key components from single source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company's financial condition and results of operations.

                            VASCULAR SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



12. COMMITMENTS AND CONTINGENCIES

In July 1999, the Company was named as a defendant in a patent infringement lawsuit brought by Datascope Corporation, a competitor, in the United States District Court of the District of Minnesota. The complaint requested a judgment that the Company's device infringes and, following FDA approval will infringe, a United States patent held by Datascope and asks for relief in the form of an injunction that would prevent the Company from selling its product in the United States as well as an award of attorney's fees, costs and disbursements. On August 12, 1999, the Company filed its answer to this lawsuit and brought a counterclaim alleging unfair competition and tortious interference against Datascope. On August 20, 1999, the Company moved for summary judgment to dismiss Datascope's claims. On March 15, 2000, the court granted summary judgment dismissing all of Datascope's claims, subject to the right of Datascope to recommence the litigation after the Company's receipt of FDA approval of the Duett sealing device. On July 12, 2000, after the Company received FDA approval, Datascope recommenced this litigation, alleging that the Duett sealing device infringes a United States patent held by Datascope and requesting relief in the form of an injunction that would prevent the Company from selling its product in the United States, damages caused by the alleged infringement, and other costs, disbursements and attorneys' fees. The Company believes the allegations included in the complaint are without merit, has filed its answer to the complaint and intends to defend the lawsuit vigorously. It is not possible to predict the timing or outcome of the Datascope litigation, including whether the Company will be prohibited from selling the Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

On July 3, 2000, the Company was named as the defendant in a patent infringement lawsuit brought by the Daig division of St. Jude Medical, Inc., a competitor, in the United States District Court of the District of Minnesota. The complaint requests a judgment that the Company's Duett sealing device infringes a series of four patents held by St. Jude Medical and asks for relief in the form of an injunction that would prevent the Company from selling its product in the United States, damages caused by the manufacture and sale of the Company's product, and other costs, disbursements and attorneys' fees. The Company believes the allegations included in the complaint are without merit, has filed its answer to the complaint and intends to defend the lawsuit vigorously. It is not possible to predict the timing or outcome of the St. Jude Medical litigation, including whether the Company will be prohibited from selling the Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

                            VASCULAR SOLUTIONS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



13. QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  FIRST        SECOND          THIRD        FOURTH
            2000                 QUARTER       QUARTER        QUARTER       QUARTER
------------------------------  --------       --------       -------       -------
Net sales                       $   643        $   708        $ 2,037       $ 2,805
Operating loss                   (2,052)        (2,912)        (2,630)       (2,068)
Net loss                         (1,931)        (2,819)        (2,100)       (1,359)
Basic and diluted net loss
  per share                        (.37)          (.53)          (.19)         (.10)

            1999
------------------------------
Net sales                       $   207        $   307        $   405       $   510
Operating loss                   (1,817)        (1,899)        (1,837)       (2,681)
Net loss                         (1,714)        (1,819)        (1,734)       (2,595)
Basic and diluted net loss
  per share                        (.46)          (.49)          (.40)         (.59)