Form 10-Q
period 2001-03-31
VASCULAR SOLUTIONS INC
filed 2001-05-04
CIK 1030206

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________


                         Commission File Number: 0-27605
                         -------------------------------


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






                      -------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The registrant had 13,187,907 shares of common stock, $.01 par value per share, outstanding as of May 1, 2001.



================================================================================

                            VASCULAR SOLUTIONS, INC.

                                      INDEX

                                                                                      PAGE
                                                                                      ----
PART I.   FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Consolidated Balance Sheets                                             2

                Consolidated Statements of Operations                                   3

                Consolidated Statements of Cash Flows                                   4

                Notes to Unaudited Consolidated Financial Statements                    5

        Item 2. Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                   7

        Item 3. Quantitative and Qualitative Disclosure About Market Risks             10


PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings                                                      10

        Item 2. Changes in Securities and Use of Proceeds                              11

        Item 3. Defaults upon Senior Securities                                        11

        Item 4. Submission of Matters to a Vote of Security Holders                    11

        Item 5. Other Information                                                      12

        Item 6. Exhibits and Reports on Form 8-K                                       12

                            VASCULAR SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,         DECEMBER 31,
                                                                              2001                2000
                                                                          -------------      -------------
                                                                           (Unaudited)           (Note)
ASSETS
Current assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . $ 40,922,504       $ 44,097,563
    Accounts receivable, net of allowance for doubtful
       accounts of $110,000 in 2001 and $80,000 in 2000 . . . . . . . . .    1,988,597          1,971,383
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,766,196          2,466,445
    Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .      245,492            231,251
                                                                          ------------       ------------
Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .   45,922,789         48,766,642

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .      902,544            894,094
                                                                          ------------       ------------
Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 46,825,333       $ 49,660,736
                                                                          ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,021,505       $    933,059
    Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . . .      576,273          1,344,995
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .      287,659            188,792
                                                                          ------------       ------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .    1,885,437          2,466,846

Commitments and contingencies

Shareholders' equity:
    Common Stock, $.01 par value:
       Authorized shares - 16,222,223
       Issued and outstanding - March 31,
          2001 - 13,142,198; December 31, 2000 - 13,116,008   . . . . . .      131,422            131,160
Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . .   70,047,744         69,965,240
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (29,869)           (38,182)
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .  (25,209,401)       (22,864,328)
                                                                          ------------       ------------
Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . .   44,939,896         47,193,890
                                                                          ------------       ------------
Total liabilities and shareholders' equity  . . . . . . . . . . . . . . . $ 46,825,333       $ 49,660,736
                                                                          ============       ============


See accompanying notes.


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         --------------------------------
                                                             2001                 2000
                                                         -----------          -----------
                                                                    (unaudited)
Net sales  . . . . . . . . . . . . . . . . . . . . .     $ 3,123,082          $   642,545
Cost of goods sold . . . . . . . . . . . . . . . . .       1,217,568              348,851
                                                         -----------          -----------
Gross profit . . . . . . . . . . . . . . . . . . . .       1,905,514              293,694

Operating expenses:
      Research and development . . . . . . . . . . .         968,790              691,723
      Clinical and regulatory  . . . . . . . . . . .         337,051              189,904
      General and administrative . . . . . . . . . .         581,201              563,572
      Sales and marketing  . . . . . . . . . . . . .       3,006,177              901,315
                                                         -----------          -----------
Total operating expenses . . . . . . . . . . . . . .       4,893,219            2,346,514
                                                         -----------          -----------

Operating loss . . . . . . . . . . . . . . . . . . .      (2,987,705)          (2,052,820)

Interest income  . . . . . . . . . . . . . . . . . .         642,632              121,699
                                                         -----------          -----------
Net loss . . . . . . . . . . . . . . . . . . . . . .     $(2,345,073)         $(1,931,121)
                                                         ===========          ===========

Basic and diluted net
      loss per share . . . . . . . . . . . . . . . .     $     (0.18)         $     (0.37)
                                                         ===========          ===========

Shares used in computing
      basic and diluted net loss
      per share  . . . . . . . . . . . . . . . . . .      13,133,287            5,254,603
                                                         ===========          ===========


See accompanying notes.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ------------------------------
                                                                           2001              2000
                                                                       -----------       ------------
                                                                                (unaudited)
OPERATING ACTIVITIES
Net loss for the period  . . . . . . . . . . . . . . . . . . . . .     $(2,345,073)      $ (1,931,121)
Adjustments to reconcile net loss:
     Depreciation and amortization . . . . . . . . . . . . . . . .         101,883             80,724
     Value of options granted for services . . . . . . . . . . . .          10,398                 --
     Deferred compensation expense . . . . . . . . . . . . . . . .          18,210             18,312
     Changes in operating assets and liabilities:
         Accounts receivable . . . . . . . . . . . . . . . . . . .         (17,214)          (227,091)
         Inventories . . . . . . . . . . . . . . . . . . . . . . .        (299,751)          (241,733)
         Prepaid expenses  . . . . . . . . . . . . . . . . . . . .         (14,241)            (2,746)
         Accounts payable  . . . . . . . . . . . . . . . . . . . .          88,446           (110,599)
         Accrued compensation and expenses . . . . . . . . . . . .        (669,855)            86,033
                                                                       -----------       ------------
Net cash used in operating activities  . . . . . . . . . . . . . .      (3,127,197)        (2,328,221)

INVESTING ACTIVITIES
     Purchases of property and equipment . . . . . . . . . . . . .        (110,333)          (158,497)
                                                                       -----------       ------------
Net cash used in investing activities  . . . . . . . . . . . . . .        (110,333)          (158,497)

FINANCING ACTIVITIES
     Proceeds from exercise of stock options . . . . . . . . . . .          72,368             22,200
                                                                       -----------       ------------
Net cash provided by financing activities  . . . . . . . . . . . .          72,368             22,200
                                                                       -----------       ------------

Effect of exchange rate changes on cash and cash equivalents . . .          (9,897)                --
Increase (decrease) in cash and cash equivalents . . . . . . . . .      (3,175,059)        (2,464,518)
Cash and cash equivalents at beginning of period . . . . . . . . .      44,097,563         10,529,191
                                                                       -----------       ------------

Cash and cash equivalents at end of period . . . . . . . . . . . .     $40,922,504       $  8,064,673
                                                                       ===========       ============


See accompanying notes.

                            VASCULAR SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)     BASIS OF PRESENTATION

        The accompanying unaudited financial statements of Vascular Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.


(2)     COMPUTATION OF NET LOSS PER SHARE

        In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net loss per share for the three months ended March 31, 2001 and 2000 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average common and dilutive potential common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per share, because the effect of outstanding options, warrants and convertible preferred stock is antidilutive.


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

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


(4)     INVENTORIES

        Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

                                                       MARCH 31,        DECEMBER 31,
                                                         2001               2000
                                                      -----------       ------------
                                                      (unaudited)
          Raw materials...........................    $ 2,060,860        $1,746,279
          Work-in process.........................        445,927           371,176
          Finished goods..........................        259,409           348,990
                                                      -----------        ----------
                                                       $2,766,196        $2,446,445

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

        With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the three months ended March 31, 2001 and 2000 were 88% and 3% in the United States, respectively, and 12% and 97% in international markets, respectively. One customer accounted for 13% of total accounts receivable as of March 31, 2001. The same customer accounted for 17% of total accounts receivable as of December 31, 2000. There have been no material losses on accounts receivable.

        The Company operates in a single industry segment and sells its product directly to hospitals and clinics in the United States and Germany. In all other international markets, the Company sells its product to distributors who, in turn, sell to medical clinics. The Company sells its product in foreign countries through independent distributors denominated in United States dollars. Loss, termination or ineffectiveness of distributors to effectively promote the Company's product would have a material adverse effect on the Company's financial condition and results of operations.

        No single customer represented greater than 10% of the total net sales for the three months ended March 31, 2001. Sales to significant customers as a percentage of total net sales are as follows for the three months ended March 31, 2000:

          Customer A...................................................       25.7%
          Customer B...................................................       25.5%
          Customer C...................................................       17.9%

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, manufactures and markets the Vascular Solutions Duett(TM) sealiNG device. Our Duett sealing device is designed to seal the entire puncture site following catheterization procedures such as angiography, angioplasty and stenting. We commenced operations in February 1997, and during 1998 and 1999 we received regulatory approvals to market our Duett sealing device in several international markets, principally in Europe. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of our Duett sealing device in the United States. As a result, during the third quarter of 2000 we commenced sales of our product in the United States through our direct sales force.

     We have a limited history of operations and have experienced significant operating losses since inception. As of March 31, 2001, we had an accumulated deficit of $25.2 million. We commenced international sales in February 1998. From inception through June 2000, we generated substantially all of our revenue from sales to international distributors who resell the device to medical clinics.

     Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve profitability, or if we achieve profitability it may not be sustained in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Net sales increased 386% to $3,123,082 for the three months ended March 31, 2001 from $642,545 for the three months ended March 31, 2000. The increase in net sales was attributable to the United States market launch of our Duett sealing device which began in July 2000. As a result, 88% of net sales for the three months ended March 31, 2001 were to customers in the United States while 12% of the net sales were to customers in international markets.

     Gross profit as a percentage of net sales increased to 61% for the three months ended March 31, 2001 from 46% for the three months ended March 31, 2000. This increase as a percentage of net sales resulted from the initiation of United States sales of the Duett sealing device, a decrease in cost of goods sold due to the conversion to the Duett Model 2000 for international sales in the fourth quarter of 1999, increased volume and improved manufacturing processes. The Duett Model 2000 incorporates minor modifications to the procoagulant components and different vendors for certain components, resulting in lower cost of goods compared to the original Duett Model 1000. The approval we received from the FDA in June 2000 applies to the Duett Model 1000. We will not be able to sell the Duett Model 2000 in the United States until we receive approval of a PMA supplement. We do not expect to receive FDA approval of a PMA supplement for the Duett Model 2000 prior to the second quarter of 2002.

     Research and development expenses increased 40% to $968,790 for the three months ended March 31, 2001 from $691,723 for the three months ended March 31, 2000. This increase was attributable to continued work on product improvements and exploring new product line extensions. The Company's first product line extension is the Duett hemostat which is a surgical hemostat using the procoagulant components of the Duett sealing device. The Duett hemostat is intended to be used to control active bleeding in open surgical procedures. The Company's second product line extension is the Duett pseudoaneurysm closure, which also uses the Duett procoagulant components and a simple delivery system to close pseudoaneurysms. A pseudo-aneurysm is a complication which occurs in approximately 1-3% of patients following a catheterization procedure and often requires a surgical procedure to repair. We expect our research and development expenses to increase modestly through the remainder of 2001 as we continue work on product improvements and the product line extensions.

     Clinical and regulatory expenses increased 77% to $337,051 for the three months ended March 31, 2001 from $189,904 for the three months ended March 31, 2000. These expenses consist primarily of payments to clinics for participation in clinical studies, company personnel related to clinical study administration and payments to regulatory agencies as part of the product approval process. The increase is attributed to additional regulatory activities for the Duett 2000 and the initial clinical work related to the new product line extensions. We expect clinical and regulatory expenses to increase modestly during 2001 as we pursue additional regulatory approval the Duett 2000 and new products.

     Sales and marketing expenses increased 234% to $3,006,177 for the three months March 31, 2001 from $901,315 for the three months ended March 31, 2000. This increase was due primarily to $1,290,000 in increased personnel costs associated with hiring, training and deploying a direct United States sales force and $452,000 associated with travel, marketing and physician training for the domestic and international distribution of our Duett sealing device. We currently anticipate that sales and marketing expenses will increase through 2001 as we continue to hire, train and deploy our direct sales force in the United States.

     General and administrative expenses increased 3% to $581,201 for the three months ended March 31, 2001 from $563,572 for the three months ended March 31, 2000. Personnel costs and litigation expenses have remained relatively stable compared to the prior year. We anticipate that general and administrative expenses will increase by modest amounts through 2001 as we continue to incur substantial litigation expenses related to existing patent infringement claims (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q).

     Interest income increased to $642,632 for the three months ended March 31, 2001 from $121,699 for the three months ended March 31, 2000 primarily as a result of higher cash balances from the cash proceeds received upon the closing of our initial public offering in July 2000.

INCOME TAXES

     We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

     As of March 31, 2001, we had approximately $22.0 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of March 31, 2001, we also had federal and state research and development tax credit carryforwards of approximately $1.2 million which begin to expire in the year 2013. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

     We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed all of our operations since inception through the issuance of equity securities. Through March 31, 2001, we had sold common stock and preferred stock generating aggregate net proceeds of $69.5 million. At March 31, 2001, we had $40.9 million in cash and cash equivalents on-hand. During the three months ended March 31, 2001, we used $3.1 million of cash and cash equivalents in operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $2.3 million and increase inventories to support our increased operations. Our capital expenses to acquire manufacturing and office equipment totaled $110,000 during the three months ended March 31, 2001.

     We do not have any significant cash commitments related to supply agreements, nor do we have any commitments for capital expenditures.

     We currently anticipate that we will continue to experience significant growth in our expenses for the foreseeable future and our expenses will be a material use of our cash resources. We anticipate that our operating losses will continue through at least the remainder of 2001, as we plan to spend substantial amounts hiring and training a direct United States sales force, funding sales and marketing activities and creating and expanding research and development initiatives. We believe that current cash balances along with cash generated from the future sales of products will be sufficient to meet our operating and capital requirements through at least the end of 2002. Our liquidity and capital requirements beyond 2002 will depend on numerous factors, including the extent to which our Duett sealing device gains market acceptance and competitive developments.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Vascular Solutions, Inc. desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases "will likely," "is expected," "will continue," "is anticipated," "estimate," "projected," "forecast," or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, defense of patent infringement lawsuits, adoption of our new sealing methodology, reliance on a sole product, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the FDA related to the Duett sealing device, the loss of key vendors and those factors set forth under the heading "Factors Affecting Future Operating Results" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This list is not exhaustive, and the Company may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.


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

     With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivables.

     In the United States and Germany, we sell our products directly to hospitals and clinics. Revenue is recognized upon shipment of products to customers.

     In all other international markets, we sell our products to independent distributors who, in turn, sell to medical clinics. We sell our product in foreign countries through independent distributors denominated in United States dollars. Loss, termination or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In July 1999, we were named as the defendant in a patent infringement lawsuit brought by Datascope Corp., a competitor, in the United States District Court of the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes and, following FDA approval, will infringe, a United States patent held by Datascope and asks for relief in the form of an injunction that would prevent us from selling our product in the United States as well as an award of attorneys' fees, costs and disbursements. In August 1999, we filed our answer to this lawsuit and moved for summary judgment to dismiss Datascope's claims. On March 15, 2000, the court granted summary judgment dismissing all of Datascope's claims, subject to the right of Datascope to recommence the litigation after our receipt of FDA approval of our Duett sealing device. On July 12, 2000, after our receipt of FDA approval, Datascope recommenced this litigation, alleging that the Duett sealing device infringes a United States patent held by Datascope and requesting relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by our alleged infringement, and other costs, disbursements and attorneys' fees. It is not possible to predict the timing or outcome of this lawsuit, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

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


     (c)  Not applicable


     (d)  Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          10.13 Vascular Solutions, Inc. Stock Option and Stock Award Plan, as amended.

     (b)  Reports on Form 8-K:

          The Company did not file any Current Report on Form 8-K during the quarter ended March 31, 2001.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VASCULAR SOLUTIONS, INC.


Date:  May 4, 2001                     By:  /s/ Jerry Johnson
                                          --------------------------------------
                                            Jerry S. Johnson
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            principal financial and
                                            accounting officer)