Form 10-Q
period 2001-06-30
VASCULAR SOLUTIONS INC
filed 2001-08-14
CIK 1030206

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


                                ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90
days.   Yes [X]   No [ ]

The registrant had 13,250,267 shares of common stock, $.01 par value per share, outstanding as of July 31, 2001.


================================================================================

                            VASCULAR SOLUTIONS, INC.

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets                                                               2

                  Consolidated Statements of Operations                                                     3

                  Consolidated Statements of Cash Flows                                                     4

                  Notes to Unaudited Consolidated Financial Statements                                      5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                     8

         Item 3.  Quantitative and Qualitative Disclosure About Market Risks                               11


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                        12

         Item 2.  Changes in Securities and Use of Proceeds                                                12

         Item 3.  Defaults upon Senior Securities                                                          13

         Item 4.  Submission of Matters to a Vote of Security Holders                                      13

         Item 5.  Other Information                                                                        13

         Item 6.  Exhibits and Reports on Form 8-K                                                         14

                            VASCULAR SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                         JUNE 30,             DECEMBER 31,
                                                                                           2001                   2000
                                                                                      ------------           -------------
                                                                                       (Unaudited)               (Note)
ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .      $ 38,592,818           $ 44,097,563
     Accounts receivable, net of allowance for doubtful
        accounts of $130,000 in 2001 and $80,000 in 2000 . . . . . . . . . . . .         1,915,926              1,971,383
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,649,446              2,466,445
     Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           328,061                231,251
                                                                                      ------------           ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        43,486,251             48,766,642

Property and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . .           961,096                894,094
                                                                                      ------------           ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 44,447,347           $ 49,660,736
                                                                                      ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  1,049,285           $    933,059
     Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . .           900,821              1,344,995
     Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           101,311                188,792
                                                                                      ------------           ------------
Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,051,417              2,466,846

Commitments and contingencies

Shareholders' equity:
     Common Stock, $.01 par value:
        Authorized shares - 16,222,223
        Issued and outstanding - June 30,
            2001 - 13,207,107; December 31, 2000 - 13,116,008  . . . . . . . . .           132,071                131,160
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .        70,329,033             69,965,240
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (31,445)               (38,182)
Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (28,033,729)           (22,864,328)
                                                                                      ------------           ------------
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .        42,395,930             47,193,890
                                                                                      ------------           ------------
Total liabilities and shareholders' equity . . . . . . . . . . . . . . . . . . .      $ 44,447,347           $ 49,660,736
                                                                                      ============           ============


See accompanying notes.

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                    JUNE 30,                                JUNE 30,
                                                       -------------------------------         --------------------------------
                                                           2001                2000                2001                2000
                                                       -----------         -----------        ------------         -----------
                                                       (unaudited)                             (unaudited)
 Net sales . . . . . . . . . . . . . . . . . . . . . . $ 3,540,103           $ 708,250         $ 6,663,185         $ 1,350,795
 Cost of goods sold  . . . . . . . . . . . . . . . . .   1,386,509             353,706           2,604,077             702,557
                                                       -----------         -----------        ------------         -----------
 Gross profit  . . . . . . . . . . . . . . . . . . . .   2,153,594             354,544           4,059,108             648,238

 Operating expenses:
       Research and development  . . . . . . . . . . .   1,073,863             854,763           2,042,653           1,546,486
       Clinical and regulatory . . . . . . . . . . . .     309,645             336,703             646,696             526,607
       General and administrative  . . . . . . . . . .     911,222             665,107           1,492,423           1,228,679
       Sales and marketing . . . . . . . . . . . . . .   3,122,253           1,409,597           6,128,430           2,310,912
                                                       -----------         -----------        ------------         -----------
 Total operating expenses  . . . . . . . . . . . . . .   5,416,983           3,266,170          10,310,202           5,612,684
                                                       -----------         -----------        ------------         -----------

 Operating loss  . . . . . . . . . . . . . . . . . . .  (3,263,389)         (2,911,626)         (6,251,094)         (4,964,446)

 Interest income . . . . . . . . . . . . . . . . . . .     439,061              92,648           1,081,693             214,347
                                                       -----------         -----------        ------------         -----------
 Net loss  . . . . . . . . . . . . . . . . . . . . . . $(2,824,328)        $(2,818,978)       $(5,169,401)         $(4,750,099)
                                                       ===========         ===========        ===========          ===========

 Basic and diluted net
       loss per share  . . . . . . . . . . . . . . . . $     (0.21)        $     (0.53)       $     (0.39)         $     (0.90)
                                                       ===========         ===========        ===========          ===========

 Shares used in computing
       basic and diluted net loss
       per share . . . . . . . . . . . . . . . . . . .  13,177,407           5,271,456         13,155,347            5,263,171
                                                       ===========         ===========        ===========          ===========


See accompanying notes.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                          ------------------------------       --------------------------------
                                                              2001              2000               2001                2000
                                                          ------------      ------------       ------------        ------------
                                                          (unaudited)                          (unaudited)
OPERATING ACTIVITIES
Net loss for the period . . . . . . . . . . . . . . . . . $ (2,824,328)     $ (2,818,978)      $ (5,169,401)       $ (4,750,099)
Adjustments to reconcile net loss:
      Depreciation and amortization . . . . . . . . . . .      105,870            83,336            207,753             164,060
      Value of options granted for services . . . . . . .           --                --             10,398                  --
      Deferred compensation expense . . . . . . . . . . .        9,281            17,829             27,491              36,141
      Changes in operating assets and liabilities:
           Accounts receivable  . . . . . . . . . . . . .       72,671          (151,481)            55,457            (378,572)
           Inventories  . . . . . . . . . . . . . . . . .      116,750          (289,595)          (183,001)           (531,328)
           Prepaid expenses . . . . . . . . . . . . . . .      (82,569)         (228,715)           (96,810)           (231,461)
           Accounts payable . . . . . . . . . . . . . . .       27,780           218,442            116,226             107,843
           Accrued compensation and expenses  . . . . . .      138,200           352,343           (531,655)            438,376
                                                          ------------      ------------       ------------        ------------
Net cash used in operating activities . . . . . . . . . .   (2,436,345)       (2,816,819)        (5,563,542)         (5,145,040)

INVESTING ACTIVITIES
      Purchases of property and equipment . . . . . . . .     (164,422)         (192,132)          (274,755)           (350,629)
                                                          ------------      ------------       ------------        ------------
Net cash used in investing activities . . . . . . . . . .     (164,422)         (192,132)          (274,755)           (350,629)

FINANCING ACTIVITIES
      Proceeds from exercise of stock options . . . . . .      281,938            32,800            354,306              55,000
                                                          ------------      ------------       ------------        ------------
Net cash provided by financing activities . . . . . . . .      281,938            32,800            354,306              55,000
                                                          ------------      ------------       ------------        ------------

Effect of exchange rate changes on cash and
  cash equivalents  . . . . . . . . . . . . . . . . . . .      (10,857)               --            (20,754)                 --
Increase (decrease) in cash and cash equivalents  . . . .   (2,329,686)       (2,976,151)        (5,504,745)         (5,440,669)
Cash and cash equivalents at beginning of period  . . . .   40,922,504         8,064,673         44,097,563          10,529,191
                                                          ------------      ------------       ------------        ------------

Cash and cash equivalents at end of period  . . . . . . . $ 38,592,818      $  5,088,522       $ 38,592,818        $  5,088,522
                                                          ============      ============       ============        ============


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


(2)      COMPUTATION OF NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net loss per share for the three months and six months ended June 30, 2001 and 2000 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average common and dilutive potential common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per share, because the effect of outstanding options, warrants and convertible preferred stock is antidilutive.


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

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


(4)      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

                                                                              JUNE 30,           DECEMBER 31,
                                                                                2001                 2000
                                                                            -----------          ------------
                                                                            (unaudited)
                    Raw materials....................................        $ 2,130,009          $1,746,279
                    Work-in process..................................            224,613             371,176
                    Finished goods...................................            294,824             348,990
                                                                             -----------          ----------
                                                                             $ 2,649,446          $2,446,445
                                                                             ===========          ==========

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

         With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the three months ended June 30, 2001 and 2000 were 91% and 4% in the United States, respectively, and 9% and 96% in international markets, respectively. One customer accounted for 5% of total accounts receivable as of June 30, 2001. The same customer accounted for 17% of total accounts receivable as of December 31, 2000. There have been no material losses on accounts receivable.

         The Company operates in a single industry segment and sells its product directly to hospitals and clinics in the United States and Germany. In Germany, the Company sells its product in the local currency. In all other international markets, the Company sells its product in United States dollars to distributors who, in turn, sell to medical clinics in the local currency. Loss, termination or ineffectiveness of distributors to effectively promote the Company's product would have a material adverse effect on the Company's financial condition and results of operations.

         No single customer represented greater than 10% of the total net sales for the three months ended June 30, 2001. Sales to significant customers as a percentage of total net sales are as follows for the three months ended June 30, 2000:

            Customer A.................................................................         30.2%
            Customer B.................................................................         25.8%
            Customer C.................................................................         16.6%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We develop, manufacture and market the Vascular Solutions Duett(TM) sealing device. Our Duett sealing device is designed to seal the entire puncture site following catheterization procedures such as angiography, angioplasty and stenting. We commenced operations in February 1997, and during 1998 and 1999 we received regulatory approvals to market our Duett sealing device in several international markets, principally in Europe. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of our Duett sealing device in the United States. As a result, during the third quarter of 2000 we commenced sales of our product in the United States through our direct sales force.

      We have a limited history of operations and have experienced significant operating losses since inception. As of June 30, 2001, we had an accumulated deficit of $28.0 million. We commenced international sales in February 1998. From inception through June 2000, we generated substantially all of our revenue from sales to international distributors who resell the device to medical clinics.

      Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve profitability, or if we achieve profitability it may not be sustained in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

      Net sales increased 400% to $3,540,103 for the three months ended June 30, 2001 from $708,250 for the three months ended June 30, 2000. The increase in net sales was attributable to the United States market launch of our Duett sealing device which began in July 2000. As a result, 91% of net sales for the three months ended June 30, 2001 were to customers in the United States while 9% of the net sales were to customers in international markets.

       Gross profit as a percentage of net sales increased to 61% for the three months ended June 30, 2001 from 50% for the three months ended June 30, 2000. This increase as a percentage of net sales resulted from the initiation of United States sales of the Duett sealing device, increased volume and improved manufacturing processes.

      Research and development expenses increased 26% to $1,073,863 for the three months ended June 30, 2001 from $854,763 for the three months ended June 30, 2000. This increase was attributable to continued work on product improvements and exploring new product line extensions. Our first product line extension under development is the Duett hemostat which is a surgical hemostat using the procoagulant components of the Duett sealing device. The Duett hemostat is intended to be used to control active bleeding in open surgical procedures. Our second product line extension under development is the Duett pseudoaneurysm closure, which is intended to be a simple delivery system to close pseudoaneurysms. A pseudoaneurysm is a complication which occurs in approximately 1-3% of patients following a catheterization procedure and often requires a surgical procedure to repair. Our third product line extension under development is a biopsy tract sealing project. The biopsy device is intended to seal the puncture tract left behind following a solid organ or lung biopsy. We expect our research and development expenses to increase slightly through the remainder of 2001 as we continue work on product improvements and product line extensions.

      Clinical and regulatory expenses decreased 8% to $309,645 for the three months ended June 30, 2001 from $336,703 for the three months ended June 30, 2000. These expenses consist primarily of payments to clinics for participation in marketing and clinical studies, company personnel related to clinical study administration and payments to regulatory agencies as part of the product approval process. The decrease in expense from the previous year is attributed to the timing of research and development projects and marketing studies in the current year. We expect clinical and regulatory expenses to increase modestly during 2001 as we pursue new products and incur expenses for participation in clinical studies.

      General and administrative expenses increased 37% to $911,222 for the three months ended June 30, 2001 from $665,107 for the three months ended June 30, 2000. This increase is attributable to a $350,000 expense incurred in connection with the settlement of litigation with St. Jude Medical, and related to sales of the Duett from inception through the end of the second quarter of 2001 (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q). Beginning with the third quarter, we will incur a royalty expense of 2.5% of net sales in our cost of goods sold until the maximum royalty is attained. We expect general and administrative expenses to be approximately $500,000 to $550,000 per quarter for the remainder of 2001.

      Sales and marketing expenses increased 122% to $3,122,253 for the three months June 30, 2001 from $1,409,597 for the three months ended June 30, 2000. This increase was due primarily to increased personnel costs associated with hiring, training and deploying a direct United States sales force and costs associated with travel, marketing and physician training for the domestic and international distribution of our Duett sealing device. We currently anticipate that sales and marketing expenses will increase modestly through 2001 as we continue to hire, train and deploy our direct sales force in the United States.

      Interest income increased to $439,061 for the three months ended June 30, 2001 from $92,648 for the three months ended June 30, 2000 primarily as a result of higher cash balances from the cash proceeds received upon the closing of our initial public offering in July 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

      Net sales increased 393% to $6,663,185 for the six months ended June 30, 2001 from $1,350,795 for the six months ended June 30, 2000. The increase in net sales was attributable to the United States market launch of our Duett sealing device which began in July 2000. As a result, 90% of net sales for the six months ended June 30, 2001 were to customers in the United States while 10% of the net sales were to customers in international markets.

      Gross profit as a percentage of net sales increased to 61% for the six months ended June 30, 2001 from 48% for the six months ended June 30, 2000. This increase as a percentage of net sales resulted from the initiation of United States sales of the Duett sealing device, increased volume and improved manufacturing processes.

      Research and development expenses increased 32% to $2,042,653 for the six months ended June 30, 2001 from $1,546,486 for the six months ended June 30, 2000. This increase was attributable to continued work on product improvements of the Duett sealing device and exploring new product line extensions, including the Duett hemostat, the Duett pseudoaneurysm closure and the biopsy tract sealing device.

      Clinical and regulatory expenses increased 23% to $646,696 for the six months ended June 30, 2001 from $526,607 for the six months ended June 30, 2000. The increase is attributed to additional regulatory approvals for the Duett Model 2000 and the initial clinical work related to the new product line extensions.

      General and administrative expenses increased 22% to $1,492,423 for the six months ended June 30, 2001 from $1,228,679 for the six months ended June 30, 2000. This increase was attributable to the patent litigation settlement payment to St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q) but was partially offset by slightly lower personnel costs from the prior year.

      Sales and marketing expenses increased 165% to $6,128,430 for the six months ended June 30, 2001 from $2,310,912 for the six months ended June 30, 2000. This increase was due to in increased personnel costs and associated with travel, marketing and physician training for the United States market launch of the Duett sealing device.

INCOME TAXES

      We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

      As of June 30, 2001, we had approximately $24.8 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of June 30, 2001, we also had federal and state research and development tax credit carryforwards of approximately $1.4 million which begin to expire in the year 2013. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

      We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed all of our operations since inception through the issuance of equity securities. Through June 30, 2001, we had sold common stock and preferred stock generating aggregate net proceeds of $69.8 million. At June 30, 2001, we had $38.6 million in cash and cash equivalents on-hand. During the three months ended June 30, 2001, we used $2.4 million of cash and cash equivalents in operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $2.8 million and increase inventories to support our increased operations. Our capital expenses to acquire manufacturing and office equipment totaled $164,000 during the three months ended June 30, 2001.

      We do not have any significant cash commitments related to supply agreements, nor do we have any commitments for capital expenditures.

      We currently anticipate that we will continue to experience significant growth in our expenses for the foreseeable future and our expenses will be a material use of our cash resources. We anticipate that our operating losses will continue through at least the third quarter of 2002, as we plan to spend substantial amounts hiring and training a direct United States sales force, funding sales and marketing activities and creating and expanding research and development initiatives. We believe that current cash balances along with cash generated from the future sales of products will be sufficient to meet our operating and capital requirements through at least the end of 2003. Our liquidity and capital requirements beyond 2003 will depend on numerous factors, including the extent to which our Duett sealing device gains market acceptance and competitive developments.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Vascular Solutions, Inc. desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases "will likely," "is expected," "will continue," "is anticipated," "estimate," "projected," "forecast," or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, defense of patent infringement lawsuits, adoption of our new sealing methodology, reliance on a sole product, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the FDA related to the Duett sealing device, the loss of key vendors and those factors set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. This list is not exhaustive, and the Company may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.


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

      In the United States and Germany, we sell our products directly to hospitals and clinics in the local currency. Revenue is recognized upon shipment of products to customers.

      In all other international markets, we sell our products to independent distributors who, in turn, sell to medical clinics. We sell our product in these countries through independent distributors denominated in United States dollars. Loss, termination or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.

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

         On July 3, 2000, we were named as the defendant in a patent infringement lawsuit brought by the Daig division of St. Jude Medical, Inc., a competitor, in the United States District Court of the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringed a series of four patents held by St. Jude Medical and asked for relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys' fees. On July 12, 2001, we entered into an agreement that settled all existing intellectual property litigation with St. Jude Medical, Inc. (See "Exhibits and Reports on Form 8-K" in Item 6 of Part II of this Form 10-Q). Under the terms of the settlement agreement, we agreed to pay a royalty of 2.5% of net sales of our Duet sealing device to St. Jude Medical, up to a maximum amount over the remaining life of the St. Jude Medical Fowler patents. In exchange, St. Jude Medical granted to us a non-exclusive license to its Fowler patents and has released us from any claim of patent infringement based on sales of the Duett sealing device. We granted a non-exclusive cross-license to our Gershony patents to St. Jude Medical, subject to a similar royalty payment if St. Jude Medical utilizes our Gershony patents in any future device. Starting July 1, 2001, we will include a royalty expense of 2.5% of net sales in our cost of goods sold until the maximum royalty is attained.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable


(b)      Not applicable


(c)      Not applicable

(d) On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange

         Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $10.5 million of the net proceeds to hire, train and deploy a direct sales force in the United States, and $7.3 million for general corporate purposes.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of Shareholders of the Company was held on April 19, 2001 at which time (i) six nominees were elected to the Board of Directors for one-year terms, (ii) the Vascular Solutions, Inc. Employee Stock Purchase Plan was adopted and (iii) the appointment of Ernst & Young LLP as the independent auditors of the Company was approved. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected.

The voting results were as follows:

                                                                                            Broker
                                                                                    ---------------------
                                                    For          Against            Withheld    Non-Votes
                                                ----------       -------            --------    ---------
Election of Directors:
          Gary Gershony, M.D.                   11,824,221          0                420,805        0
          James Jacoby, Jr.                     11,810,321          0                434,705        0
          Michael Kopp                          12,166,291          0                 78,735        0
          Gerard Langeler                       12,165,216          0                 79,810        0
          Richard Nigon                         12,165,711          0                 79,315        0
          Howard Root                           11,588,616          0                656,410        0

Adoption of Vascular Solutions, Inc.
   Employee Stock Purchase Plan                 10,943,022      1,293,072              8,932        0

Approval of Independent Auditors                11,136,807      1,100,497              7,722        0


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

                  We filed a Form 8-K on July 12, 2001 to report the settlement of patent litigation with St. Jude Medical (see "Legal Proceedings" in Item 1 of Part II of this Form 10-Q). There were no financial statements required to be filed with the Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       VASCULAR SOLUTIONS, INC.


Date:  August 14, 2001                 By: /s/ Richard J. Buchholz
                                          --------------------------------------
                                           Richard J. Buchholz
                                           Chief Financial Officer
                                           Duly authorized officer and principal
                                           financial and accounting officer)