Form 10-Q
period 2001-09-30
VASCULAR SOLUTIONS INC
filed 2001-10-26
CIK 1030206

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM         TO
                                                  -------    --------

                         Commission File Number: 0-27605
                                ----------------

                            VASCULAR SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)


              MINNESOTA                               41-1859679
      (State of Incorporation)               (IRS Employer Identification No.)

                             2495 XENIUM LANE NORTH
                          MINNEAPOLIS, MINNESOTA 55441
                    (Address of Principal Executive Offices)

                                 (763) 656-4300
               (Registrant's telephone number, including are code)





                                ----------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The registrant had 13,268,717 shares of common stock, $.01 par value per share, outstanding as of October 25, 2001.


================================================================================

                            VASCULAR SOLUTIONS, INC.

                                      INDEX

                                                                                                PAGE
                                                                                                ----
PART I.   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Balance Sheets                                                     2

                  Consolidated Statements of Operations                                           3

                  Consolidated Statements of Cash Flows                                           4

                  Notes to Unaudited Consolidated Financial Statements                            5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           8

         Item 3.  Quantitative and Qualitative Disclosure About Market Risks                     11


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              12

         Item 2.  Changes in Securities and Use of Proceeds                                      13

         Item 3.  Defaults upon Senior Securities                                                13

         Item 4.  Submission of Matters to a Vote of Security Holders                            13

         Item 5.  Other Information                                                              13

         Item 6.  Exhibits and Reports on Form 8-K                                               13

                            VASCULAR SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        2001            2000
                                                                                    ------------    ------------
                                                                                     (Unaudited)       (Note)
ASSETS
Current assets:
     Cash and cash equivalents ............................................         $ 35,852,018    $ 44,097,563
     Accounts receivable, net of allowance for doubtful
        accounts of $110,000 in 2001 and $80,000 in 2000 ..................            1,315,442       1,971,383
     Inventories ..........................................................            2,354,341       2,466,445
     Prepaid expenses .....................................................              257,332         231,251
                                                                                    ------------    ------------
Total current assets ......................................................           39,779,133      48,766,642

Property and equipment, net ...............................................              928,384         894,094
                                                                                    ------------    ------------
Total assets ..............................................................         $ 40,707,517    $ 49,660,736
                                                                                    ============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable .....................................................         $    769,982    $    933,059
     Accrued compensation .................................................              659,879       1,344,995
     Accrued expenses .....................................................              244,112         188,792
                                                                                    ------------    ------------
Total current liabilities .................................................            1,673,973       2,466,846


Commitments and contingencies

Shareholders' equity:
     Common Stock, $ 01 par value:
        Authorized shares - 40,000,000
        Issued and outstanding - September 30,
            2001 - 13,268,717; December 31, 2000 - 13,116,008 .............              132,687         131,160
Additional paid-in capital ................................................           70,564,670      69,965,240
Other .....................................................................             (108,894)        (38,182)
Accumulated deficit .......................................................          (31,554,919)    (22,864,328)
                                                                                    ------------    ------------
Total shareholders' equity ................................................           39,033,544      47,193,890
                                                                                    ------------    ------------
Total liabilities and shareholders' equity ................................         $ 40,707,517    $ 49,660,736
                                                                                    ============    ============

See accompanying notes

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date

                            VASCULAR SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                            2001               2000                 2001                2000
                                       ------------        ------------        ------------        ------------
                                                 (unaudited)                              (unaudited)

Net sales ..........................   $  2,528,994        $  2,037,251        $  9,192,179        $  3,388,046
Cost of goods sold .................      1,084,631             875,822           3,688,708           1,578,379
                                       ------------        ------------        ------------        ------------
Gross profit .......................      1,444,363           1,161,429           5,503,471           1,809,667

Operating expenses:
      Research and development .....      1,101,759             913,545           3,144,412           2,460,031
      Clinical and regulatory ......        314,662             246,330             961,358             772,937
      General and administrative ...        576,086             524,674           2,068,509           1,753,353
      Sales and marketing ..........      3,342,840           2,107,292           9,471,270           4,418,204
                                       ------------        ------------        ------------        ------------
Total operating expenses ...........      5,335,347           3,791,841          15,645,549           9,404,525
                                       ------------        ------------        ------------        ------------

Operating loss .....................     (3,890,984)         (2,630,412)        (10,142,078)         (7,594,858)

Interest income ....................        369,794             530,756           1,451,487             745,103
                                       ------------        ------------        ------------        ------------
Net loss ...........................   $ (3,521,190)       $ (2,099,656)       $ (8,690,591)       $ (6,849,755)
                                       ============        ============        ============        ============

Basic and diluted net
      loss per share ...............   $      (0 27)       $      (0 19)       $      (0 66)       $      (0 96)
                                       ============        ============        ============        ============

Shares used in computing
      basic and diluted net loss
      per share ....................     13,247,040          10,907,770          13,185,989           7,144,711
                                       ============        ============        ============        ============


See accompanying notes

                                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                        2001            2000            2001            2000
                                                                    ------------    ------------    ------------    ------------
                                                                            (unaudited)                      (unaudited)
OPERATING ACTIVITIES
Net loss for the period ........................................    $ (3,521,190)   $ (2,099,656)   $ (8,690,591)   $ (6,849,755)
Adjustments to reconcile net loss:
      Depreciation and amortization ............................         110,114          96,967         317,867         261,027
      Value of options granted for services ....................            --              --            10,398            --
      Deferred compensation expense ............................          14,457          18,210          41,948          54,351
      Changes in operating assets and liabilities:
           Accounts receivable .................................         600,484      (1,000,719)        655,941      (1,379,291)
           Inventories .........................................         295,105        (341,625)        112,104        (872,953)
           Prepaid expenses ....................................          70,729          54,028         (26,081)       (177,433)
           Accounts payable ....................................        (279,303)        (97,443)       (163,077)         10,400
           Accrued compensation and expenses ...................         (98,141)        306,415        (629,796)        744,791
                                                                    ------------    ------------    ------------    ------------
Net cash used in operating activities ..........................      (2,807,745)     (3,063,823)     (8,371,287)     (8,208,863)

INVESTING ACTIVITIES
      Purchases of property and equipment ......................         (77,402)       (110,395)       (352,157)       (461,024)
                                                                    ------------    ------------    ------------    ------------
Net cash used in investing activities ..........................         (77,402)       (110,395)       (352,157)       (461,024)

FINANCING ACTIVITIES
      Proceeds from exercise of stock options ..................         138,686          19,920         492,992          74,920
      Net proceeds from sale of common stock ...................            --        43,975,486            --        43,975,486
                                                                    ------------    ------------    ------------    ------------
Net cash provided by financing activities ......................         138,686      43,995,406         492,992      44,050,406
                                                                    ------------    ------------    ------------    ------------
Effect of exchange rate changes on cash and cash equivalents....           5,661            --           (15,093)           --
Increase (decrease) in cash and cash equivalents ...............      (2,740,800)     40,821,188      (8,245,545)     35,380,519
Cash and cash equivalents at beginning of period ...............      38,592,818       5,088,522      44,097,563      10,529,191
                                                                    ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period .....................    $ 35,852,018    $ 45,909,710    $ 35,852,018    $ 45,909,710
                                                                    ============    ============    ============    ============

See accompanying notes

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


(2)      COMPUTATION OF NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net loss per share for the three months and nine months ended September 30, 2001 and 2000 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average common and dilutive potential common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per share, because the effect of outstanding options, warrants and convertible preferred stock is antidilutive.


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

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


(4)      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2001           2000
                                                       ----           ----
                                                     (unaudited)

           Raw materials.........................  $ 1,942,713     $1,746,279
           Work-in process.......................      292,207        371,176
           Finished goods........................      119,421        348,990
                                                   -----------     ----------
                                                   $ 2,354,341     $2,466,445
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

         With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the nine months ended September 30, 2001 and 2000 were 90% and 51% in the United States, respectively, and 10% and 49% in international markets, respectively. There have been no material losses on accounts receivable.

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

         No single customer represented greater than 10% of the total net sales for the three and nine months ended September 30, 2001. Sales to significant customers as a percentage of total net sales are as follows for the nine months ended September 30, 2000:

            Customer A...........................................     15.4%
            Customer B...........................................     13.8%
            Customer C...........................................      9.0%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We develop, manufacture and market the Vascular Solutions Duett(TM) sealing device. Our Duett sealing device is designed to provide a complete seal of the puncture site following catheterization procedures such as angiography, angioplasty and stenting. We commenced operations in February 1997, and during 1998 and 1999 we received regulatory approvals to market our Duett sealing device in several international markets, principally in Europe. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of our Duett sealing device in the United States. As a result, during the third quarter of 2000 we commenced sales of our product in the United States through our direct sales force.

      We have a limited history of operations and have experienced significant operating losses since inception. As of September 30, 2001, we had an accumulated deficit of $31.6 million. We commenced international sales in February 1998. From inception through June 2000, we generated substantially all of our revenue from sales to international distributors who resell the device to medical clinics.

      Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve profitability, or if we achieve profitability it may not be sustained in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      Net sales increased 24% to $2,528,994 for the three months ended September 30, 2001 from $2,037,251 for the three months ended September 30, 2000. The increase in net sales was attributable to the United States market launch of our Duett sealing device which began in July 2000. As a result, 92% of net sales for the three months ended September 30, 2001 were to customers in the United States while 8% of the net sales were to customers in international markets.

       Gross profit as a percentage of net sales was 57% for the three months ended September 30, 2001 which is equivalent to the three months ended September 30, 2000. Beginning July 1, 2001, a royalty expense of 2.5% of net sales is included in our cost of goods sold related to an agreement that settled all existing intellectual property litigation with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q).

      Research and development expenses increased 21% to $1,101,759 for the three months ended September 30, 2001 from $913,545 for the three months ended September 30, 2000. This increase was attributable to continued work on product improvements and exploring new product line extensions. Our first product line extension under development is the Duett hemostat which is a blood clotting material using the procoagulant components of the Duett sealing device. The Duett hemostat is intended to be used to control active bleeding in a variety of invasive medical procedures. Our second product line extension under development is the Duett pseudoaneurysm closure, which is intended to be a simple delivery system to close pseudoaneurysms. A pseudoaneurysm is a complication which occurs in approximately 1-3% of patients following a catheterization procedure and often requires a surgical procedure to repair. Our third product line extension under development is a biopsy tract sealing project. The biopsy device is intended to seal the puncture tract left behind following a solid organ or lung biopsy. We expect our research and development expenses to increase slightly in the future as we continue work on product improvements and product line extensions.

      Clinical and regulatory expenses increased 28% to $314,662 for the three months ended September 30, 2001 from $246,330 for the three months ended September 30, 2000. These expenses consist primarily of payments to clinics for participation in marketing and clinical studies, company personnel related to clinical study administration and payments to regulatory agencies as part of the product approval process. The increase in expense from the previous year is attributed to the timing of research and development projects and marketing studies in the current year. We expect clinical and regulatory expenses to increase modestly in the future as we pursue new products and incur expenses for additional marketing studies.

      General and administrative expenses increased 10% to $576,086 for the three months ended September 30, 2001 from $524,674 for the three months ended September 30, 2000. This increase is attributable to an increase in legal fees associated with litigation items (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q). We expect general and administrative expenses to be approximately $600,000 per quarter for the next few quarters.

      Sales and marketing expenses increased 59% to $3,342,840 for the three months September 30, 2001 from $2,107,292 for the three months ended September 30, 2000. This increase was due primarily to increased personnel costs associated with hiring, training and deploying a direct United States sales force and costs associated with travel, marketing and physician training for the domestic and international distribution of our Duett sealing device. We currently anticipate that sales and marketing expenses will increase modestly in the future as we continue to hire, train and deploy our direct sales force in the United States.

      Interest income decreased to $369,794 for the three months ended September 30, 2001 from $530,756 for the three months ended September 30, 2000 primarily as a result of lower interest rates in 2001 and higher cash balances from the cash proceeds received upon the closing of our initial public offering in July 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

      Net sales increased 171% to $9,192,179 for the nine months ended September 30, 2001 from $3,388,046 for the nine months ended September 30, 2000. The increase in net sales was attributable to the United States market launch of our Duett sealing device which began in July 2000. As a result, 90% of net sales for the nine months ended September 30, 2001 were to customers in the United States while 10% of the net sales were to customers in international markets.

      Gross profit as a percentage of net sales increased to 60% for the nine months ended September 30, 2001 from 53% for the nine months ended September 30, 2000. This increase as a percentage of net sales resulted from the initiation of United States sales of the Duett sealing device, increased volume and improved manufacturing processes. Beginning July 1, 2001, a royalty expense of 2.5% of net sales is included in our cost of goods sold related to an agreement that settled all existing intellectual property litigation with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q).

      Research and development expenses increased 28% to $3,144,412 for the nine months ended September 30, 2001 from $2,460,031 for the nine months ended September 30, 2000. This increase was attributable to continued work on product improvements of the Duett sealing device and exploring new product line extensions, including the Duett hemostat, the Duett pseudoaneurysm closure and the biopsy tract sealing device.

      Clinical and regulatory expenses increased 24% to $961,358 for the nine months ended September 30, 2001 from $772,937 for the nine months ended September 30, 2000. The increase is attributed to additional regulatory approvals for product improvements and the initial clinical work related to the new product line extensions.

      General and administrative expenses increased 18% to $2,068,509 for the nine months ended September 30, 2001 from $1,753,353 for the nine months ended September 30, 2000. This increase was primarily attributable to a $350,000 expense incurred in connection with the settlement of patent litigation with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q) but was partially offset by slightly lower personnel costs from the prior year.

      Sales and marketing expenses increased 114% to $9,471,270 for the nine months ended September 30, 2001 from $4,418,204 for the nine months ended September 30, 2000. This increase was due to in increased personnel costs and associated with travel, marketing and physician training for the United States market launch of the Duett sealing device which began in July 2000.

INCOME TAXES

      We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

      As of September 30, 2001, we had approximately $28.0 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of September 30, 2001, we also had federal and state research and development tax credit carryforwards of approximately $1.6 million which begin to expire in the year 2013. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

      We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed all of our operations since inception through the issuance of equity securities. Through September 30, 2001, we had sold common stock and preferred stock generating aggregate net proceeds of $69.9 million. At September 30, 2001, we had $35.9 million in cash and cash equivalents on-hand. During the three months ended September 30, 2001, we used $2.8 million of cash and cash equivalents in operating activities primarily to fund our net loss for the period of $3.5 million. Our capital expenses to acquire manufacturing and office equipment totaled $77,000 during the three months ended September 30, 2001.

      We do not have any significant cash commitments related to supply agreements, nor do we have any commitments for capital expenditures.

      We currently anticipate that we will continue to experience significant growth in our expenses for the foreseeable future and our expenses will be a material use of our cash resources. We anticipate that our operating losses will continue through at least 2002, as we plan to spend substantial amounts hiring and training a direct United States sales force, funding sales and marketing activities and creating and expanding research and development initiatives. We believe that current cash balances along with cash generated from the future sales of products will be sufficient to meet our operating and capital requirements through at least the end of 2004. Our liquidity and capital requirements beyond 2004 will depend on numerous factors, including the extent to which our Duett sealing device gains market acceptance and competitive developments.

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

         On July 3, 2000, we were named as the defendant in a patent infringement lawsuit brought by the Daig division of St. Jude Medical, Inc., a competitor, in the United States District Court of the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringed a series of four patents held by St. Jude Medical and asked for relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys' fees. On July 12, 2001, we entered into an agreement that settled all existing intellectual property litigation with St. Jude Medical, Inc. (See "Exhibits and Reports on Form 8-K" in Item 6 of Part II of this Form 10-Q). Under the terms of the settlement agreement, we agreed to pay a royalty of 2.5% of net sales of our Duet sealing device to St. Jude Medical, up to a maximum amount over the remaining life of the St. Jude Medical Fowler patents. In exchange, St. Jude Medical granted to us a non-exclusive license to its Fowler patents and has released us from any claim of patent infringement based on sales of the Duett sealing device. We granted a non-exclusive cross-license to our Gershony patents to St. Jude Medical, subject to a similar royalty payment if St. Jude Medical utilizes our Gershony patents in any future device. Beginning on July 1, 2001, a royalty expense of 2.5% of net sales is included in our cost of goods sold until the maximum royalty is attained.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) Not applicable

        (b) Not applicable

        (c) Not applicable

        (d) On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $13.8 million of the net proceeds to hire, train and deploy a direct sales force in the United States, and $2.3 million for general corporate purposes.


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

                                       VASCULAR SOLUTIONS, INC.

Date:  October 26, 2001                    By: /s/ Richard J. Buchholz
                                               --------------------------
                                               Richard J. Buchholz
                                               Chief Financial Officer
                                               (Duly authorized officer and
                                               principal financial and
                                               accounting officer)