Form 10-K405
period 2001-12-31
VASCULAR SOLUTIONS INC
filed 2002-03-07
CIK 1030206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ________

                         Commission File Number: 0-27605
                                -----------------

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

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                -----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates based upon the closing Nasdaq sale price on February 15, 2002 was $25,052,000.

As of February 15, 2002, the number of shares outstanding of the registrant's common stock was 13,337,002.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2002 Annual Meeting of Shareholders to be held on April 16, 2002 are incorporated by reference in Part III of this Annual Report on Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

      We are an interventional medical device company with a focus on designing, manufacturing and marketing devices that allow interventional cardiologists and radiologists to seal percutaneous access sites from blood loss. Our principal product, the Vascular Solutions Duett(TM) sealing device, enables cardiologists and radiologists to rapidly seal the entire puncture site following catheterization procedures such as angiography, angioplasty and stenting. Our second product, the D-Stat(TM) flowable hemostat, enables interventional physicians to seal less-challenging access sites following the removal of sheaths and tubes used in a variety of procedures, such as hemodialysis, electrophysiology and radial arterial access procedures. We are developing several additional products that leverage our existing technology to bring additional sealing solutions to the interventional cardiologist and radiologist.

      Our Duett sealing device combines an easy-to-use balloon catheter delivery mechanism with a biological procoagulant mixture, which we believe offers advantages over both manual compression and the three other FDA-approved vascular sealing devices. We began selling our Duett product in Europe in February 1998. On June 22, 2000, we received approval from the U.S. Food and Drug Administration, or FDA, of our premarket approval, or PMA, application for the sale of the Duett sealing device in the United States and commenced selling our Duett sealing device in the United States. Over 100,000 Duett sealing devices have been sold and deployed worldwide. While the vascular sealing device market has developed quickly, it represents less than 20% of the more than $1 billion potential annual market, based on the current number of catheterization procedures performed.

      Our D-Stat flowable hemostat consists of the procoagulant components of the Duett sealing device packaged separately as a thick, yet flowable, blood clotting material that can be delivered locally to bleeding sites. We began selling our D-Stat flowable hemostat in the United States in the first quarter of 2002.

VASCULAR SEALING INDUSTRY BACKGROUND

      Over 60 million Americans have one or more types of cardiovascular disease--diseases of the heart and blood vessels. Cardiovascular disease is the number one cause of death in the United States and is replacing infectious disease as the world's pre-eminent health risk. Advances in medicine have enabled physicians to perform an increasing number of diagnostic and therapeutic treatments of cardiovascular disease using minimally invasive methods, such as catheters placed inside the arteries, instead of highly invasive open surgery. Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat, diseases of the coronary and peripheral arteries. Based on industry statistics, we estimate that cardiologists and radiologists performed over 8 million diagnostic and interventional catheterization procedures worldwide in 2001. The number of catheterization procedures performed is expected to grow by more than 5% each year for the next three years as the incidence of cardiovascular disease continues to increase.

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

      In aggregate, approximately $280 million of the four FDA-approved devices were sold worldwide in 2001 compared to less than $20 million in 1996. Based on the number of catheterization procedures performed annually by cardiologists and radiologists, industry sources report that the total market opportunity for vascular sealing devices is more than $1 billion. Accordingly, the market opportunity for vascular sealing devices is less than 20% penetrated.

THE VASCULAR SOLUTIONS DUETT SEALING DEVICE

      We believe our Duett sealing device (1) offers a complete seal of the puncture site with nothing left behind in the artery, (2) is an easy-to-use system and (3) minimizes patient discomfort and permits early ambulation. Our product uses a balloon catheter, a device already familiar to cardiologists and radiologists, which is inserted through the introducer sheath that is already in the patient. The inflated balloon serves as a temporary mechanical seal, preventing the flow of blood from the artery. Our biological procoagulant, which is a proprietary mixture of collagen, thrombin and diluent, is then delivered to the puncture site, stimulating rapid clotting and creating a complete seal of both the arterial puncture and the tissue tract from the artery to the skin surface. The blood-clotting speed and strength of thrombin enables the use of the Duett sealing device even in the presence of powerful anti-clotting medications, such as ReoPro(R), increasingly used in interventional catheterization procedures. With our Duett sealing device, nothing is left behind in the artery, so immediate reaccess of the site, if necessary, is possible, and the potential for infection is minimized.

     We recently commenced sales of a new version of our Duett sealing device, the Diagnostic Duett(TM) sealing device, for a subset of catheterization patients. The Diagnostic Duett is tailored specifically for treating diagnostic patients. Because the Duett sealing device is a one-size-fits-all device, the procoagulant is dosed appropriately for the most challenging catheterization patients. We developed the Diagnostic Duett with a lower dose of procoagulant that is tailored specifically for the less-challenging diagnostic patients where substantial blood-thinning drugs are less frequently used. All other components of the Diagnostic Duett, including the balloon catheter, are identical to the original Duett sealing device. This results in the Diagnostic Duett having identical deployment steps, but being less expensive and yet fully effective for the over 2.5 million diagnostic procedures that occur each year in the United States. We commenced sales of the Diagnostic Duett version of the Duett sealing device in the United States in December 2001.

THE D-STAT FLOWABLE HEMOSTAT

     Our second product, the D-Stat flowable hemostat, consists of the Duett procoagulant components without the catheter and is sold as a hemostat which is thick, yet easily deliverable. The D-Stat consists of the same collagen, thrombin and diluent components as the Duett sealing device, which has been proven effective in controlling bleeding from aggressive arterial puncture sites. After a simple reconstitution step, the D-Stat hemostat can be applied directly to a wide variety of bleeding surfaces using one of the three included applicator tips. Since the D-Stat is applied locally, no special catheter delivery system is required. The D-Stat hemostat is shelf stable and can be prepared up to three hours before use. We commenced sales of the D-Stat hemostat through our direct sales force in the United States in the first quarter of 2002.

     The D-Stat flowable hemostat can be used in a wide variety of interventional procedures as an adjunct to hemostasis. Examples of these uses include sealing the access site after the removal of catheters used in kidney dialysis, sealing very small punctures of the femoral artery, and sealing punctures of the radial artery in the arm. We believe that the D-Stat flowable hemostat is the only hemostat available in the United States that combines the thick consistency and extremely flowable delivery that is preferred by the interventional physician.

BUSINESS STRATEGY

      Our primary objective is to establish ourselves as a leading supplier of sealing devices for a variety of procedures performed by interventional physicians, starting with our Duett sealing device in the large vascular sealing device market. The key steps in achieving our primary objective are the following:

      o DEVELOP OUR CLINICALLY-ORIENTED DIRECT SALES FORCE IN THE UNITED STATES. During the third quarter of 2000 we commenced sales of our Duett sealing device in the United States through a direct sales force that includes clinical specialists who train interventional cardiologists, radiologists and catheterization laboratory administrators on the use of our product. We believe that effective training is a key factor in promoting use of our Duett sealing device. We have created and will continue to work to improve an in-the-field training and certification program for the use of our Duett sealing device. As of December 31, 2001, our United States direct sales force consisted of approximately 65 employees which we expect to grow to approximately 75 employees by the end of 2002.

      o PROMOTE THE DUETT SEALING DEVICE'S BENEFITS COMPARED TO MANUAL COMPRESSION AND OTHER DEVICES. We believe that the primary benefits of the Duett sealing device are improved patient outcomes and provider efficiencies. We intend to continue to use our existing and growing body of clinical results to initiate use of our Duett sealing device by physicians currently using manual compression and to convert physicians from other vascular sealing devices to our product.

      o CAPITALIZE ON THE LARGE AND GROWING VASCULAR SEALING MARKET. While the market for vascular sealing devices has developed quickly, it represents less than 20% of the more than $1 billion potential annual market, based on the current number of catheterization procedures performed. The primary factors underlying the market opportunity for vascular sealing devices are the significant and growing number of catheterization procedures being performed and the substantial majority of the resulting puncture sites still being sealed through manual compression. The growth in catheterization procedures by cardiologists and radiologists reflects an increasing incidence of cardiovascular disease and the growing number of catheterization laboratories worldwide. In 2001, over 8 million catheterization procedures were performed. This number is expected to increase by more than 5% each year for the next three years. Although the market for vascular sealing devices has grown rapidly, over 80% of the arterial punctures in 2001 were sealed using manual compression. We believe that our device offers benefits that position it well to capture a significant share of the market for vascular sealing devices.

      o LEVERAGE OUR D-STAT AND FUTURE DEVICES THROUGH OUR DIRECT SALES FORCE TO OUR EXISTING CUSTOMERS. Starting with the D-Stat flowable hemostat, we intend to leverage our direct sales force by bringing additional products to the interventional physician. We commenced sales of the D-Stat in the first quarter of 2002. We are performing clinical studies in international markets of a new biopsy tract sealing device that is intended to seal the needle tract created by a biopsy of the liver. Our research and development team is working on several additional devices that generally utilize our sealing technology to create new products for the interventional physician.

SALES, MARKETING AND DISTRIBUTION

      In the third quarter of 2000 we commenced sales of our Duett sealing device in the United States through our direct sales organization. As of December 31, 2001, our direct sales force consisted of approximately 65 employees, which we expect to grow to approximately 75 employees by the end of 2002. We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force. We also believe that our sales force will be able to sell additional products to the same customer base, starting with the D-Stat flowable hemostat in 2002.

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

      We are focused on building market awareness and acceptance of our Duett sealing device and D-Stat flowable hemostat. Our marketing organization provides a wide range of programs, materials and events that support our sales force. These include product training, conference and trade show appearances and sales literature and promotional materials. Members of our medical advisory board also aid in marketing our Duett sealing device by publishing articles and making presentations at physicians' meetings and conferences.

      Our international sales and marketing strategy has been to sell to interventional cardiologists and radiologists through established independent distributors in major international markets, subject to required regulatory approvals. In Germany, we established a direct sales organization by creating Vascular Solutions GmbH and began selling directly to customers in the German market in the fourth quarter of 2000. Our Duett sealing device is currently marketed through independent distributors in Norway, Italy, Austria, the United Kingdom, Ireland, Denmark, Switzerland, Finland, Sweden, Greece, Belgium, Spain, the Netherlands and Portugal. We intend to add independent distributors in other countries as our sales and marketing efforts are expanded. Under multi-year written distribution agreements with each of our independent distributors, we ship our Duett sealing device to these distributors upon receipt of purchase orders. Each of our independent distributors has the exclusive right to sell our Duett sealing device within a defined territory. These distributors also market other medical products, although they have agreed not to sell other vascular sealing devices. Our independent distributors purchase our Duett sealing device from us at a discount from list price and resell the device to hospitals and clinics. Sales to international distributors are denominated in United States dollars. The end-user price is determined by the distributor and varies from country to country.

      Substantially all of our revenues from inception until our FDA approval on June 22, 2000 were derived from sales to international distributors, primarily in Europe, none of which is affiliated with us. Sales in Europe constituted 10%, 33% and 93% of our net sales for the years ended December 31, 2001, 2000 and 1999.

DUETT SEALING DEVICE TECHNOLOGY AND DEPLOYMENT

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

RESEARCH AND DEVELOPMENT

      Our research and development staff is currently focused on improving our Duett sealing device and developing new products to sell to our existing customer base through our direct sales force. We incurred expenses of $4,287,726 in 2001, $3,265,536 in 2000 and $3,067,897 in 1999 for research and development activities. To further reduce our costs, our research and development group continues to develop in-house capabilities to manufacture some of the components currently produced by outside vendors.

      We are currently developing several new products and product line extensions to the Duett sealing device. Our next product line extension is a biopsy tract sealing device, a device intended to be used to seal the needle tract left following a solid organ biopsy procedure. During biopsies of organs, such as the liver, a substantial amount of blood can be lost upon the removal of the needle. Utilizing our D-Stat flowable hemostat and a proprietary delivery device, we believe that we will be able to seal the needle tract against significant blood loss. Our second product line extension is the Duett pseudo-aneurysm closure, which also uses the Duett procoagulant components and a simple delivery system to close pseudo-aneurysms. A pseudo-aneurysm is a complication which occurs in approximately 1-3% of patients following a catheterization procedure and often requires a surgical procedure to repair. The use of the Duett procoagulant components to close pseudo-aneurysms was demonstrated in a European clinical evaluation during 2001. Our research and development team also is in the process of developing and collaborating on next generation sealants for use in our Duett sealing device.

      We expect our research and development activities to expand to include evaluation of new concepts and products beyond vascular sealing in the interventional cardiology and radiology field. We believe that there are many potential new interventional products that would fit within the development, clinical, manufacturing and distribution network we have created for our Duett sealing device.

MANUFACTURING

      We manufacture our Duett sealing device and D-Stat flowable hemostat in our facility in a suburb of Minneapolis, Minnesota. The catheter manufacturing and packaging processes occur under a controlled clean room environment. Our manufacturing facility and processes were certified in July 1998 as compliant with the European Community's ISO 9001 standards and were audited in September 1999 for compliance with the FDA's good manufacturing practices with no deficiencies noted.

      We purchase components from various suppliers and rely on single sources for several parts of the Duett sealing device and D-Stat flowable hemostat. In September 1998, we entered into a ten year, sole-source, supply agreement with our collagen supplier, Davol Inc., that provides for a fixed price based on volume purchases which is adjusted annually for increases in the Department of Labor's employer's cost index. In June 1999, we entered into a five year, sole-source, supply agreement with our thrombin supplier, GenTrac, Inc., a subsidiary of King Pharmaceuticals, Inc., that provides for a fixed price with a price adjustment formula based on increased costs and wholesale price increases. To date, we have not experienced any significant adverse effects resulting from shortages of components.

      The manufacture and sale of our products entail significant risk of product liability claims. Although we have product liability insurance coverage in an amount which we consider reasonable, it may not be adequate to cover potential claims. Any product liability claims asserted against us could result in costly litigation, reduced sales and significant liabilities and divert the attention of our technical and management personnel away from the development and marketing of the Duett sealing device for significant periods of time.

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

      Our Duett sealing device also competes with three vascular sealing devices. These three competitive devices are:

      o The VasoSeal(R) device, manufactured and marketed by Datascope Corp., seals the tissue tract by placing a dry collagen plug in the tissue tract adjacent to the puncture in the artery.

      o The Angio-Seal(R) device, sold by the Daig division of St. Jude Medical, Inc. and developed by Kensey Nash Corporation, seals the puncture site through the use of a collagen plug on the outside of the artery connected by a suture to a biodegradable anchor which is inserted into the artery.

      o The Closer(TM) device, sold by Perclose, Inc., a subsidiary of Abbott Laboratories, seals the puncture site through the use of a mechanical device that enables a physician to perform a minimally invasive replication of open surgery.

      We believe that several other companies are developing arterial closure devices. The medical device industry is characterized by rapid and significant technological change as well as the frequent emergence of new technologies. There are likely to be research and development projects related to vascular sealing devices of which we are currently unaware. A new technology or product may emerge that results in a reduced need for vascular sealing devices or results in a product that renders our product noncompetitive.

      There are many companies that are selling or have developed hemostats which compete generally with our D-Stat flowable hemostat. Virtually all of these devices, however, are positioned as hemostats for the open surgical market and are not designed specifically for use in interventional procedures. There are likely to be new products, or modifications of existing products, that will compete with our D-Stat flowable hemostat in the interventional segment of the hemostat market, and these new products may render our product noncompetitive.

REGULATORY REQUIREMENTS

UNITED STATES

      Our Duett sealing device is regulated in the United States as a medical device by the FDA under the federal Food, Drug and Cosmetic, or FDC, Act, and required premarket approval by the FDA prior to being sold. In May 1997, the FDA determined that the review of the Duett sealing device would be delegated to the Center for Devices and Radiological Health area of the FDA, with a consulting review by the Center for Biologic Evaluation and Research. During 1998 and 1999, we received approval of our investigational device exemption, or IDE, application to start our feasibility clinical study, filed our IDE Supplement to begin our multi-center clinical study, completed the SEAL multi-center clinical study and filed our PMA application with the FDA. In September 1999 our manufacturing facility was audited by the FDA, with no deficiencies or non-compliances noted by the inspector. In December 1999, we received the FDA's review letter of our PMA application, and we submitted an amendment to our PMA to the FDA in January 2000. On June 22, 2000, we received approval from the FDA of our PMA application to sell the Duett sealing device in the United States.

      Our D-Stat flowable hemostat is also regulated in the United States as a medical device by the FDA under the FDC Act, and required clearance of our 510(k) application by the FDA prior to being sold in the United States. In January 2002, our 510(k) application for the D-Stat flowable hemostat was cleared by the FDA, and we commenced sales in the United States in February 2002.

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

      Manufacturers must file an IDE application if human clinical studies of a device are required and if the device presents what the FDA considers to be a significant risk. The IDE application must be supported by data, typically including the results of animal and mechanical testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. The clinical studies must be conducted under the review of an independent institutional board at the hospital performing the clinical study. Our Duett sealing device is subject to the IDE requirements. We received approval of our IDE application for the Duett sealing device and performed our feasibility clinical study at two United States centers in January to March 1998. Based on the results of this feasibility clinical study, we received approval and performed our 695 patient multi-center SEAL clinical study from August 1998 through March 1999.

      Generally, upon completion of these human clinical studies, a manufacturer seeks approval of a Class III medical device from the FDA by submitting a PMA application. A PMA application must be supported by extensive data, including the results of the clinical studies, as well as literature to establish the safety and effectiveness of the device. The FDA allowed us to submit our PMA application in segments prior to completion of our clinical studies. Upon completion of the follow-up and data analysis of the SEAL clinical study, we submitted the final two segments of our PMA application to the FDA in June 1999. Under the FDC Act, the FDA has 180 days to review a PMA application, although the review of such an application more often occurs over a longer time period and may require additional information. In December 1999, we received the FDA's review letter of our PMA application, and we submitted an amendment to our PMA to the FDA in January 2000. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of the Duett sealing device in the United States. Our PMA approval was conditioned on our agreeing to perform a post approval study of the immunogenic response to the Duett procoagulant and a post approval animal study of the 30 day resorption of the Duett procoagulant, both of which we are conducting. The FDA or international regulatory agencies could restrict or withdraw their approval of our Duett sealing device if one of the post approval studies produces adverse results that would support such an action.

      If a medical device manufacturer can establish that a device is "substantially equivalent" to a legally marketed Class I or Class II device, or to an unclassified device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) notification may need to be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Following submission of the 510(k) notification, the manufacturer may not place the device into commercial distribution in the United States until an order is issued by the FDA. Our D-Stat flowable hemostat was the subject of a 510(k) application which was determined to be "substantially equivalent" to a legally marketed predicate device by the FDA, thereby allowing commercial marketing in the United States.

      We also are subject to FDA regulations concerning manufacturing processes and reporting obligations. These regulations require that manufacturing steps be performed according to FDA standards and in accordance with documentation, control and testing standards. We also are subject to inspection by the FDA on an on-going basis. We are required to provide information to the FDA on adverse incidents as well as maintain a documentation and record keeping system in accordance with FDA guidelines. The advertising of our products also is subject to both FDA and Federal Trade Commission jurisdiction. If the FDA believes that we are not in compliance with any aspect of the law, it can institute proceedings to detain or seize products, issue a recall, stop future violations and assess civil and criminal penalties against us, our officers and our employees.

INTERNATIONAL

      The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. As part of the CE compliance, manufacturers are required to comply with the ISO 9000 series of standards for quality operations. We received the CE mark approval for our Duett sealing device and ISO 9001 certification in July 1998, and we received the CE mark approval for our D-Stat flowable hemostat in October 2001.

      International sales of the Duett sealing device are subject to the regulatory requirements of each country in which we sell our product. These requirements vary from country to country but generally are much less stringent than those in the United States. Our Duett sealing device is currently marketed in Germany, Norway, Italy, Austria, the United Kingdom, Ireland, Denmark, Switzerland, Finland, Sweden, Greece, Belgium, Spain, the Netherlands and Portugal. We have obtained regulatory approvals where required. Through our Japanese distributor, we are pursuing the regulatory approval for commercial sale in Japan.

THIRD PARTY REIMBURSEMENT

      In the United States, healthcare providers that purchase medical devices, such as vascular sealing devices, generally rely on third-party payors, principally the Centers for Medicare and Medicaid Services, or CMS, (formerly the Health Care Financing Administration, or HCFA) and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. We believe that in the current United States reimbursement system, the cost of vascular sealing devices is incorporated into the overall cost of the catheter procedure. We are working to establish the cost benefit of the Duett sealing device, relying on shortened hospital stays and decreased use of healthcare professionals, to justify the increased cost of using our Duett sealing device in the United States.

      During 2000, CMS implemented a new Medicare prospective payment system for hospital outpatient services. One aspect of the new system involves the recognition of new technology items and services as discrete payment groups under the prospective payment system. Under this new system, hospitals receive separate payments for the use of new medical devices that are recognized by CMS. The Duett sealing device has been issued a transitional pass through code by CMS and is currently eligible for device reimbursement under the Medicare prospective payment system for hospital outpatient services. CMS is proposing changes to the prospective payment system that could be adopted in 2002.

      Market acceptance of our products in international markets is dependent in part upon the availability of reimbursement from healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country. The main types of healthcare payment systems in international markets are government sponsored healthcare and private insurance. Countries with government sponsored healthcare, such as the United Kingdom, have a centralized, nationalized healthcare system. New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies.

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

      Since commencing operations, we have continued the prosecution of the pending United States patent applications and filed new patent applications. A second United States patent has issued that is directed to a balloon catheter and procoagulant sealing device and method and which expires in October 2015. A third United States patent has also issued that contains method claims concerning the use of a balloon catheter and flowable procoagulant and which expires in October 2015. A fourth United States patent has issued concerning the procoagulant mixture and which expires in October 2015. A fifth United States patent has issued concerning a balloon catheter sealing device and which expires in May 2013. A sixth United States patent has issued concerning a balloon catheter and procoagulant sealing device and which expires in October 2015. A seventh United States patent has issued concerning a balloon catheter sealing device and which expires in October 2015. We currently have five additional United States patents pending concerning aspects of our Duett sealing device and other interventional products. We also have pursued international patent applications, which designate the key developed nations with substantive patent protection systems.

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

      On July 3, 2000, we were named as the defendant in a patent infringement lawsuit brought by the Daig division of St. Jude Medical in the United States District Court for the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes a series of four patents known as the Fowler patents held by St. Jude Medical and asked for relief in the form of an injunction that would prevent us from selling our Duett sealing device in the United States, damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys' fees. On July 12, 2001, we entered into an agreement that settled all existing intellectual property litigation with St. Jude Medical. Under the terms of the settlement agreement, we agreed to pay a royalty of 2.5% of net sales of our Duett sealing device to St. Jude Medical, up to a maximum amount over the remaining life of the St. Jude Fowler patents. In exchange, St. Jude Medical granted to us a non-exclusive license to its Fowler patents and has released us from any claim of patent infringement based on sales of our Duett sealing device. We granted a non-exclusive cross-license to our Gershony patents to St. Jude Medical, subject to a similar royalty payment if St. Jude Medical utilizes our Gershony patents in any future device. Beginning on July 1, 2001, a royalty expense of 2.5% of net sales is included in our cost of goods sold until the maximum royalty is attained.

      We may become the subject of additional intellectual property claims in the future related to our Duett sealing device. Our defense of the Datascope claim and any other intellectual property claims filed in the future, regardless of the merits of the complaint, could divert the attention of our technical and management personnel away from the development and marketing of the Duett sealing device for significant periods of time. The costs incurred to defend the Datascope claim and other future claims could be substantial and adversely affect us, even if we are ultimately successful. An adverse determination in the Datascope matter or in other litigation or interference proceedings in the future could prohibit us from selling our product, subject us to significant liabilities to third parties or require us to seek licenses from third parties.

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

      We also intend to register the trademarks and trade names through which we conduct our business. To date, we have applied for registration in the United States of the mark "Vascular Solutions Duett," "D-Stat" and the Duett logo.

EMPLOYEES

      As of December 31, 2001, we had 140 full time employees. Of these employees, 31 were in manufacturing activities, 78 were in sales and marketing activities, 9 were in research and development activities, 12 were in regulatory, quality assurance and clinical research activities and 10 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company as of February 15, 2002 are as follows:

NAME                   AGE     POSITION
----                   ---     --------
Howard Root            41      Chief Executive Officer and Director
Michael Nagel          39      Vice President of Sales & Marketing and Secretary
Deborah Jensen         45      Vice President of Regulatory Affairs
James Quackenbush      43      Vice President of Manufacturing
William Sutton         38      Vice President of Research & Development
James Butala           46      Chief Financial Officer and Treasurer

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

      DEBORAH JENSEN has served as our Vice President of Regulatory Affairs, Clinical Affairs and Quality Systems since October 2000. Ms. Jensen served as the Corporate Compliance Officer and Vice President of Regulatory Affairs, Clinical Research and Quality Systems for Empi, Inc. from October 1995 to October 2000. From May 1993 to October 1995, Ms. Jensen was employed as a Regulatory Affairs Manager for Boston Scientific's Scimed division. Prior to May 1993, Ms. Jensen held regulatory affairs, clinical research and quality assurance positions at Medtronic and Lifecore Biomedical. She received her B.S. in Biology from Valparaiso University.

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

      WILLIAM SUTTON has served as our Vice President of Research & Development since December 1999. From 1997 through 1999, Mr. Sutton was Director of Research & Development for Urologix, Inc., a urology medical device company. From 1994 through 1997, Mr. Sutton was a manager of research and development with C.R. Bard, Inc., a medical device company. Mr. Sutton was a development engineer with Abbott Laboratories, Inc., from 1987 through 1994. Mr. Sutton received his M.S. and B.S. degrees in Mechanical Engineering from Stanford University.

      JAMES BUTALA joined us as our Chief Financial Officer and Treasurer in January 2002. Prior to joining Vascular Solutions, Mr. Butala was the Chief Financial Officer of CIVISnet Corporation, a software and E-commerce company. From 1989 to 1999, Mr. Butala was the Chief Financial Officer for Lucht Inc., a manufacturer of digital and optical photographic equipment. Mr. Butala received his B.S. degree in Accounting from the University of St. Thomas and is a Certified Public Accountant.

      There are no family relationships among any of our executive officers.

ITEM 2. PROPERTIES

      Our principal offices are in approximately 29,000 square feet of leased space in a suburb of Minneapolis, Minnesota. These facilities include approximately 12,800 square feet used for manufacturing activities, approximately 3,400 square feet used for research and laboratory activities, with the remainder used for administrative offices. Our lease for these facilities expires March 31, 2003 and includes both an option to renew for an additional five-year term and options to terminate at six-month intervals. We believe that these facilities will be adequate to meet our needs through at least the end of 2002.

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

      On July 3, 2000, we were named as the defendant in a patent infringement lawsuit brought by the Daig division of St. Jude Medical in the United States District Court for the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes a series of four patents known as the Fowler patents held by St. Jude Medical and asks for relief in the form of an injunction that would prevent us from selling our Duett sealing device in the United States, damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys' fees.

      On July 12, 2001, we entered into an agreement that settled all existing intellectual property litigation with St. Jude Medical. Under the terms of the settlement agreement, we agreed to pay a royalty of 2.5% of net sales of our Duett sealing device to St. Jude Medical, up to a maximum amount over the remaining life of the St. Jude Fowler patents. In exchange, St. Jude Medical granted to us a non-exclusive license to its Fowler patents and has released us from any claim of patent infringement based on sales of our Duett sealing device. We granted a non-exclusive cross-license to our Gershony patents to St. Jude Medical, subject to a similar royalty payment if St. Jude Medical utilizes our Gershony patents in any future device. Beginning on July 1, 2001, a royalty expense of 2.5% of net sales is included in our cost of goods sold until the maximum royalty is attained.

      Other than the Datascope claim, there are no legal proceedings pending against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

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

      On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $17.1 million of the net proceeds to hire, train and deploy a direct sales force in the United States, and $2.7 million for general corporate purposes.

      The following table sets forth, for the periods indicated, the range of high and low last sale prices for the common stock as reported by the Nasdaq National Market.

                                      High             Low
                                    --------         -------

     2000
        Third Quarter ............. $19.375          $13.875
        Fourth Quarter ............  23.6875           7.375

     2001
        First Quarter .............  10.000            5.750
        Second Quarter ............   9.000            5.125
        Third Quarter .............   9.640            1.770
        Fourth Quarter ............   2.920            1.750

HOLDERS

      As of December 31, 2001, the Company had 140 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.

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

                                                                 YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------
                                             2001          2000          1999          1998          1997
                                          ----------    ----------    ----------    ----------    ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Statements of Operations Data:
   Net sales ..........................   $   12,082    $    6,193    $    1,429    $      494    $       --
   Cost of sales ......................        4,961         2,701         1,065           443            --
                                          ----------    ----------    ----------    ----------    ----------
     Gross profit .....................        7,121         3,492           364            51            --
Operating expenses:
   Research and development ...........        4,288         3,265         3,068         2,348           766
   Clinical and regulatory ............        1,288         1,082         1,324         1,376           259
   Sales and marketing ................       12,772         6,700         2,301         1,075           273
   General and administrative .........        2,684         2,107         1,904           667           426
                                          ----------    ----------    ----------    ----------    ----------
     Total operating expenses .........       21,032        13,154         8,597         5,466         1,724
                                          ----------    ----------    ----------    ----------    ----------

Operating loss ........................      (13,911)       (9,662)       (8,233)       (5,415)       (1,724)
     Interest income ..................        1,661         1,453           371           274            72
                                          ----------    ----------    ----------    ----------    ----------
Net loss ..............................   $  (12,250)   $   (8,209)   $   (7,862)   $   (5,141)   $   (1,652)
                                          ==========    ==========    ==========    ==========    ==========
Net loss per common share -
   Basic and diluted ..................   $     (.93)   $     (.95)   $    (1.95)   $    (1.40)   $     (.62)
Weighted average number of common
   shares outstanding .................       13,217         8,645         4,033         3,660         2,668

                                                                   AS OF DECEMBER 31,
                                          ------------------------------------------------------------------
                                             2001          2000          1999          1998          1997
                                          ----------    ----------    ----------    ----------    ----------
                                                                    (IN THOUSANDS)
Balance Sheet Data:
   Cash and cash equivalents ..........   $   33,318    $   44,098    $   10,529    $    9,897    $    7,299
   Working capital ....................       34,712        46,300        10,487         9,933         7,031
   Total assets .......................       37,593        49,661        12,295        11,007         7,559
   Long-term debt .....................            0             0             0             0             0
   Total shareholders' equity .........       35,630        47,194        11,172        10,546         7,216

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

OVERVIEW

      Since we commenced operations in February 1997, we have been engaged in the design, development, clinical testing, manufacture and sale of the Vascular Solutions Duett sealing device. Our Duett sealing device is designed to seal the entire puncture site following catheterization procedures such as angiography, angioplasty and stenting. During 1998 and 1999 we received regulatory approvals to market the Duett sealing device in several international markets, principally in Europe. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of our Duett sealing device in the United States. As a result, during the third quarter of 2000 we commenced sales of our product in the United States with a direct sales force. Virtually all of our sales through December 31, 2001 consisted of sales of our Duett sealing device.

      We have a limited history of operations and have experienced significant operating losses since inception. As of December 31, 2001, we had an accumulated deficit of $35.1 million.

      Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve profitability, or if we achieve profitability it may not be sustained in future periods.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Net sales increased 95% to $12,082,379 for the year ended December 31, 2001 from $6,193,234 for the year ended December 31, 2000. The increase in net sales was principally the result of a full year of United States sales of our Duett sealing device in 2001, compared to six months of sales in 2000. As a result, 90% of our net sales for the year ended December 31, 2001 were to customers in the United States, while 10% of the net sales were to our customers in international markets.

      Gross profit as a percentage of net sales increased to 59% for the year ended December 31, 2001 from 56% for the year ended December 31, 2000. This increase as a percentage of net sales resulted principally from the full year of United States sales in 2001. In the third quarter of 2001 we settled our intellectual property litigation with St. Jude Medical. As part of the settlement agreement, we agreed to pay a royalty of 2.5% of our net sales of the Duett sealing device to St. Jude Medical up to a maximum amount for the remaining life of the patents. This 2.5% royalty was included in our costs of goods sold beginning in the third quarter of 2001. During the fourth quarter of 2001 we commenced initial sales of our Diagnostic Duett version of the Duett sealing device in the United States. The Diagnostic Duett has a substantially lower costs of goods sold than the original Duett, which is offset by a lower average selling price. We believe that our gross profit will continue to increase slightly toward 60% during 2002.

      Research and development expenses increased 31% to $4,287,726 for the year ended December 31, 2001 from $3,265,536 for the year ended December 31, 2000. This increase was attributable to increased development work on the product line extensions and new products during 2001. We expect our research and development expenses to continue to increase slightly during 2002 as we pursue additional new products.

      Clinical and regulatory expenses increased 19% to $1,288,301 for the year ended December 31, 2001 from $1,082,029 for the year ended December 31, 2000. The increase was primarily the result of additional personnel and the commencement of clinical studies for new products and new claims for our Duett sealing device during 2001. We expect clinical and regulatory expenses to increase modestly during 2002 as we pursue additional clinical studies of our Duett sealing device and new products.

      Sales and marketing expenses increased 91% to $12,771,901 for the year ended December 31, 2001 from $6,699,722 for the year ended December 31, 2000. This increase was due primarily to the full year of operations of our United States direct sales force during 2001. As of December 31, 2001, our direct sales force consisted of approximately 65 employees, which we expect to grow to approximately 75 employees by the end of 2002. As a result, we expect our sales and marketing expenses to continue to increase during 2002.

      General and administrative expenses increased 27% to $2,684,592 for the year ended December 31, 2001 from $2,106,963 for the year ended December 31, 2000. This increase was primarily attributable to an expense of $350,000 upon the settlement of the litigation with St. Jude Medical in the third quarter of 2001 relating to the royalty on net sales of our Duett sealing device since 1998 (see "Legal Proceedings" in Item 3 of Part I of this Form 10-K). In addition, legal fees associated with the St. Jude Medical and Datscope litigation increased during 2001 as compared with 2000. We currently anticipate that general and administrative expenses will increase by modest amounts for the foreseeable future as we continue to incur litigation expenses related to the existing Datascope litigation.

      Interest income increased to $1,660,757 for the year ended December 31, 2001 from $1,453,491 for the year ended December 31, 2000 primarily as a result of a full year of interest on the cash proceeds received upon the closing of our initial public offering in July 2000.

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

      Gross profit as a percentage of net sales increased to 56% for the year ended December 31, 2000 from 25% for the year ended December 31, 1999. This increase as a percentage of net sales resulted from the initiation of United States sales of the Duett sealing device, a decrease in cost of goods sold due to the conversion to a new model of the Duett for international sales in the fourth quarter of 1999, increased volume and improved manufacturing processes.

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

      General and administrative expenses increased 11% to $2,106,963 for the year ended December 31, 2000 from $1,903,946 for the year ended December 31, 1999. This increase was primarily attributable to a $385,000 increase in legal fees associated with litigation items and a $425,000 increase in personnel costs to support increased operations. These increases in 2000 were offset by a $257,000 expense in connection with a warrant granted to a supplier in the second quarter of 1999 and $453,500 in initial public offering costs that were expensed in the fourth quarter of 1999 due to the delay of our initial public offering.

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

      As of December 31, 2001, we had $32,600,000 of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of December 31, 2001, we also had federal and state research and development tax credit carryforwards of $1,317,000 which begin to expire in the year 2013. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

      We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed all of our operations since inception through the issuance of equity securities. Through December 31, 2001, we have sold common stock and preferred stock generating aggregate net proceeds of $70.1 million. At December 31, 2001, we had $33.3 million in cash and cash equivalents on-hand. During the year ended December 31, 2001, we used $10.9 million of cash and cash equivalents in operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $12.2 million, which was partially offset by decreases in accounts receivable and inventories due to improved controls. During the year ended December 31, 2000, we used $10.0 million of cash and cash equivalents in operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $8.2 million and increases in accounts receivable and inventories to support our increased operations and a decrease in accounts payable as a result of the timing of certain vendor payments. For the year ended December 31, 1999, we used $7.2 million of cash in operating activities. This was primarily used to fund our net loss for the period of $7.9 million and increases in accounts receivable and inventories. Cash used in operating activities was partially offset by an increase of $746,000 in accounts payable. Our other use of cash in each of these periods was investing activities to acquire manufacturing and office equipment. Our equipment acquisitions totaled $456,000 during the year ended December 31, 2001, $576,000 during the year ended December 31, 2000, and $316,000 for the year ended December 31, 1999.

      We do not have any significant cash commitments related to supply agreements, nor do we have any commitments for capital expenditures.

      We currently anticipate that we will continue to experience a negative cash flow for the foreseeable future and our expenses will be a material use of our cash resources. We anticipate that our operating losses will continue through at least December 31, 2002. We believe that current cash balances along with cash generated from the future sales of products will be sufficient to meet our operating and capital requirements for at least the next 36 months. Our liquidity and capital requirements beyond the next 36 months will depend on numerous factors, including the extent to which our Duett sealing device gains market acceptance and competitive developments.

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

      If we encounter difficulties in growing our sales of our Duett sealing device in the United States, our business will be seriously harmed.


WE CURRENTLY RELY ON THE DUETT SEALING DEVICE AS OUR PRIMARY SOURCE OF REVENUE

      Although we have recently commenced marketing of the D-Stat flowable hemostat, we continue to rely on sales of our principal product, the Duett sealing device, which is being sold in a limited number of international markets and in the United States. Even if we were to develop additional products, FDA approval would be required in order to sell them in the United States. Preparation of the requisite materials to seek FDA approval and the approval process itself require a substantial amount of time and money. As a result, our success is dependent on the success of our Duett sealing device. If our Duett sealing device is not successful, our business will be seriously harmed.


WE HAVE INCURRED LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE

      Since we commenced operations in February 1997, we have incurred net losses from costs relating to the development and commercialization of our Duett sealing device. At December 31, 2001, we had an accumulated deficit of $35.1 million. We expect to continue to significantly invest in our sales and marketing, and research and development activities. Because of our plans to invest heavily in sales and marketing, hire additional employees and expand our commercialization, we expect to incur significant net losses through at least December 31, 2002. Our business strategies may not be successful and we may not be profitable in any future period. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.


WE HAVE BEEN NAMED AS THE DEFENDANT IN A PATENT INFRINGEMENT LAWSUIT AND MAY FACE ADDITIONAL INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS IN THE FUTURE WHICH COULD PREVENT US FROM MANUFACTURING AND SELLING OUR PRODUCT OR RESULT IN OUR INCURRING SUBSTANTIAL COSTS AND LIABILITIES

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

      Our defense of the Datascope lawsuit and any other intellectual property claims filed in the future, regardless of the merits of the complaint, could divert the attention of our technical and management personnel away from the development and marketing of the Duett sealing device for significant periods of time. The costs incurred to defend the Datascope lawsuit and other future claims could be substantial and seriously harm us, even if our defense is ultimately successful.


OUR FUTURE OPERATING RESULTS ARE DIFFICULT TO PREDICT AND MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH MAY ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK

      The limited history of United States sales of our Duett sealing device and our history of losses make prediction of future operating results difficult. You should not rely on our past revenue growth as any indication of future growth rates or operating results. The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

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

      o    the ability of our independent distributors to sell our device;

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

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND MAY ENCOUNTER DIFFICULTIES IN OUR MANUFACTURING OPERATIONS WHICH COULD SERIOUSLY HARM OUR BUSINESS

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


OUR BUSINESS AND RESULTS OF OPERATIONS MAY BE SERIOUSLY HARMED BY CHANGES IN THIRD-PARTY REIMBURSEMENT POLICIES

      We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any changes affect reimbursement for catheterization procedures in which our Duett sealing device or D-Stat hemostat is used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from healthcare payors for procedures in which our products are used or adverse changes in governmental and private third-party payors' policies toward reimbursement for such procedures would seriously harm our business.

      In the United States, healthcare providers, including hospitals and clinics that purchase medical devices such as our Duett sealing device or D-Stat hemostat, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of catheterization procedures. We believe that in a prospective payment system, such as the system currently used by Medicare, and in many managed care systems used by private healthcare payors, the cost of our product will be incorporated into the overall cost of the procedure and that there will be no separate, additional reimbursement for our product.

      In international markets, acceptance of our products is dependent in part upon the availability of reimbursement within prevailing healthcare payment systems. However, we are unaware of any hospitals that receive specific, cost-based, direct reimbursement for the use of our Duett sealing device or our D-Stat hemostat. Reimbursement and healthcare payment systems in international markets vary significantly by country. Our failure to receive international reimbursement approvals could have a negative impact on market acceptance of our products in the markets in which these approvals are sought.


OUR PRODUCTS AND OUR MANUFACTURING ACTIVITIES ARE SUBJECT TO EXTENSIVE GOVERNMENTAL REGULATION THAT COULD PREVENT US FROM SELLING OUR PRODUCTS IN THE UNITED STATES OR INTRODUCING NEW AND IMPROVED PRODUCTS

      Our products and our manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies. We are required to:

      o obtain the approval of the FDA and international agencies before we can market and sell our products;

      o satisfy these agencies' content requirements for all of our labeling, sales and promotional materials; and

      o    undergo rigorous inspections by these agencies.

      Compliance with the regulations of these agencies may delay or prevent us from introducing any new model of our existing products or other new products. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

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


THE LOSS OF, OR INTERRUPTION OF SUPPLY FROM, KEY VENDORS, INCLUDING SINGLE SOURCE SUPPLIERS, COULD LIMIT OUR ABILITY TO MANUFACTURE OUR PRODUCTS

      We purchase components used in our Duett sealing device and D-Stat flowable hemostat from various suppliers and rely on single sources for the collagen and thrombin components of our Duett sealing device procoagulant and our D-Stat flowable hemostat. There are currently no FDA-approved alternative suppliers of thrombin and very few FDA-approved alternative suppliers of collagen. Because it requires FDA approval, establishing additional or replacement suppliers for thrombin would require a lead-time of at least two years and would involve significant additional costs. Any supply interruption from key vendors or failure by us to engage alternative vendors may limit our ability to manufacture our Duett sealing device and our D-Stat flowable hemostat and could therefore seriously harm our business.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference to the Sections under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2001.

      See Item 1 of Part I hereof for information regarding our Executive Officers.


ITEM 11. EXECUTIVE COMPENSATION

      Incorporated herein by reference to the Sections under the headings "Director Compensation" and "Executive Compensation and Other Information" contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to the Section under the heading "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this Report.

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

            (ii)  Consolidated Statements of Operations

            (iii) Consolidated Statement of Changes in Shareholders' Equity

            (iv)  Consolidated Statements of Cash Flows

            (v)   Notes to Consolidated Financial Statements

      (2)   Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

      (3)   Exhibits

    Exhibit
    Number        Description
    ------        -----------
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

    10.2 First Lease Amendment dated June 9, 1999 by and between Duke Realty Limited Partnership as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 10.3 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
    10.3 Second Lease Amendment dated October 24, 1999 by and between Duke Realty Limited Partnership as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 10.3 to Vascular Solutions' Form 10-K for the year ended December 31, 2000).
    10.4 Third Lease Amendment dated August 23, 2000 by and between Duke Realty Limited Partnership as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 10.4 to Vascular Solutions' Form 10-K for the year ended December 31, 2000).
    10.5 Bill of Sale and Assignment dated January 31, 1997 by and between Vascular Solutions, Inc. and Dr. Gary Gershony (incorporated by reference to Exhibit 10.4 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
    10.6 Mutual and General Release dated November 9, 1998 by and between Vascular Solutions, Inc., Dr. Gary Gershony and B. Braun Medical, Inc. (incorporated by reference to Exhibit 10.5 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
    10.7 Purchase and Sale Agreement dated September 17, 1998 by and between Vascular Solutions, Inc. and Davol Inc. (incorporated by reference to Exhibit 10.8 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
    10.8 Purchase Agreement dated June 10, 1999 by and between GenTrac, Inc. and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.9 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
    10.9* Form of Employment Agreement by and between Vascular Solutions, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.11 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
    10.10         Form of Distribution Agreement (incorporated by reference to
                  Exhibit 10.12 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
    10.11* Vascular Solutions, Inc. Stock Option and Stock Award Plan, as amended (incorporated by reference to Exhibit 10.13 of Vascular Solutions' Form 10-Q for the quarter ended March 31,
                  2001).
    10.12* Vascular Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to Vascular Solutions' Form 10-K for the year ended December 31,
                  2000).
    10.13 Settlement Agreement dated July 12, 2001 by and between Vascular Solutions and St. Jude Medical and Daig Corporation (incorporated by reference to Exhibit 99.2 to Vascular Solutions' Form 8-K dated July 12, 2001).
    23.1          Consent of Ernst & Young LLP.
    24.1          Power of Attorney (included on signature page).

------------------------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

(b) Registrant filed no Report on Form 8-K during its fourth quarter ended December 31, 2001.

(c)  See Item 14(a)(3) above.

(d)  See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2002.


                                        VASCULAR SOLUTIONS, INC.

                                        By:    /s/ Howard Root
                                            ------------------------------------
                                            Howard Root
                                            Chief Executive Officer and Director

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard Root and James Butala (with full power to act alone), as his or her true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Vascular Solutions, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 1st day of March 2002, by the following persons in the capacities indicated.

               Signature                               Title
               ---------                               -----

           /s/ Howard Root            Chief Executive Officer and Director
-----------------------------------   (PRINCIPAL EXECUTIVE OFFICER)
             Howard Root

          /s/ James Butala            Chief Financial Officer
-----------------------------------   (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
            James Butala              ACCOUNTING OFFICER)

                                      Director
-----------------------------------
           Paul O'Connell

         /s/ Gerard Langeler          Director
-----------------------------------
           Gerard Langeler

        /s/ James Jacoby, Jr.         Director
-----------------------------------
          James Jacoby, Jr.

          /s/ Richard Nigon           Director
-----------------------------------
            Richard Nigon

          /s/ Michael Kopp            Director
-----------------------------------
            Michael Kopp

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                                           Additions
                                                            Charged
                                             Balance at    to Costs                 Balance at
                                              Beginning      and          Less        End of
Description                                    of Year     Expenses    Deductions      Year
                                             ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2001:
   Sales return allowance ................   $       --   $  401,733   $  337,207   $   64,526
   Allowance for doubtful accounts .......       80,000       35,304        5,304      110,000
                                             ----------   ----------   ----------   ----------
     Total ...............................   $   80,000   $  437,037   $  342,511   $  174,526
                                             ==========   ==========   ==========   ==========

YEAR ENDED DECEMBER 31, 2000:
   Sales return allowance ................           --           --           --           --
   Allowance for doubtful accounts .......           --       80,000           --       80,000
                                             ----------   ----------   ----------   ----------
     Total ...............................   $       --   $   80,000           --   $   80,000
                                             ==========   ==========   ==========   ==========

YEAR ENDED DECEMBER 31, 1999:
   Sales return allowance ................           --           --           --           --
   Allowance for doubtful accounts .......           --           --           --           --
                                             ----------   ----------   ----------   ----------
     Total ...............................   $       --   $       --   $       --   $       --
                                             ==========   ==========   ==========   ==========

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Vascular Solutions, Inc.

We have audited the consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vascular Solutions, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                                 /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 11, 2002

                            VASCULAR SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31
                                                                        2001             2000
                                                                   -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $ 33,318,115     $ 44,097,563
   Accounts receivable, net of reserves of $174,526 and $80,000
     in 2001 and 2000, respectively                                   1,285,011        1,971,383
   Inventories                                                        1,782,363        2,466,445
   Prepaid expenses                                                     289,888          231,251
                                                                   -----------------------------
Total current assets                                                 36,675,377       48,766,642

Property and equipment, net                                             917,579          894,094
                                                                   -----------------------------
Total assets                                                       $ 37,592,956     $ 49,660,736
                                                                   =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $    876,891     $    933,059
   Accrued compensation                                                 923,705        1,344,995
   Accrued expenses                                                     162,476          188,792
                                                                   -----------------------------
Total current liabilities                                             1,963,072        2,466,846

Commitments and contingencies

Shareholders' equity:
   Common stock, $.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 13,327,002--2001;
       13,116,008--2000                                                 133,270          131,160
   Additional paid-in capital                                        70,712,174       69,965,240
   Other                                                               (100,834)         (38,182)
   Accumulated deficit                                              (35,114,726)     (22,864,328)
                                                                   -----------------------------
Total shareholders' equity                                           35,629,884       47,193,890
                                                                   -----------------------------
Total liabilities and shareholders' equity                         $ 37,592,956     $ 49,660,736
                                                                   =============================

SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED DECEMBER 31
                                                            2001             2000              1999
                                                       ----------------------------------------------
Net sales                                              $ 12,082,379     $  6,193,234     $  1,429,094
Cost of goods sold                                        4,961,014        2,701,342        1,065,199
                                                       ----------------------------------------------
Gross profit                                              7,121,365        3,491,892          363,895

Operating expenses:
   Research and development                               4,287,726        3,265,536        3,067,897
   Clinical and regulatory                                1,288,301        1,082,029        1,323,972
   Sales and marketing                                   12,771,901        6,699,722        2,301,603
   General and administrative                             2,684,592        2,106,963        1,903,946
                                                       ----------------------------------------------
Total operating expenses                                 21,032,520       13,154,250        8,597,418
                                                       ----------------------------------------------

Operating loss                                          (13,911,155)      (9,662,358)      (8,233,523)
Interest income                                           1,660,757        1,453,491          371,066
                                                       ----------------------------------------------

Net loss                                               $(12,250,398)    $ (8,208,867)    $ (7,862,457)
                                                       ==============================================

Basic and diluted net loss per share                   $       (.93)    $       (.95)    $      (1.95)
                                                       ==============================================

Shares used in computing basic and diluted net
   loss per share                                        13,216,773        8,645,152        4,032,616
                                                       ==============================================

SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                 SERIES A               SERIES B
                                              PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                                          --------------------------------------------------------------------    PAID-IN
                                            SHARES      AMOUNT     SHARES     AMOUNT      SHARES     AMOUNT       CAPITAL
                                          -----------------------------------------------------------------------------------
Balance at December 31, 1998                2,000,000   $20,000    1,777,777   $17,778   3,699,617    $ 36,996   $17,264,006
   Exercise of stock options                        -         -            -         -   1,550,674      15,507     8,144,018
   Value of options granted for services            -         -            -         -           -           -        22,660
   Value of warrant granted related to
     supply agreement                               -         -            -         -           -           -       257,000
   Deferred compensation related to
     option grants                                  -         -            -         -           -           -       140,625
   Amortization of deferred compensation            -         -            -         -           -           -             -
   Net loss                                         -         -            -         -           -           -             -
                                          -----------------------------------------------------------------------------------
Balance at December 31, 1999                2,000,000    20,000    1,777,777    17,778   5,250,291      52,503    25,828,309
   Exercise of stock options                        -         -            -         -      62,940         629       169,765
   Sale of common stock with the initial
     public offering at $12.00 per share
     in July 2000, net of offering costs            -         -            -         -   4,025,000      40,250    43,932,416
   Conversion of preferred stock in
     connection with initial public        (2,000,000)  (20,000)  (1,777,777)  (17,778)  3,777,777      37,778             -
     offering
   Amortization of deferred compensation            -         -            -         -           -           -             -
   Deferred compensation related to
     option grants                                  -         -            -         -           -           -        34,750
   Comprehensive loss:
     Net loss                                       -         -            -         -           -           -             -
     Translation adjustment                         -         -            -         -           -           -             -

   Total comprehensive loss
                                          -----------------------------------------------------------------------------------
Balance at December 31, 2000                        -         -            -         -  13,116,008     131,160    69,965,240
   Exercise of stock options                        -         -            -         -     120,800       1,208       304,096
   Issuance of common stock under the
     Employee Stock Purchase Plan                   -         -            -         -      90,194         902       308,660
   Value of stock options granted for               -         -            -         -           -           -        10,398
     services
   Deferred compensation related to
     option grants                                  -         -            -         -           -           -       123,780
   Amortization of deferred compensation            -         -            -         -           -           -             -
   Comprehensive loss:
     Net loss                                       -         -            -         -           -           -             -
     Translation adjustment                         -         -            -         -           -           -             -

   Total comprehensive loss
                                          -----------------------------------------------------------------------------------
Balance at December 31, 2001                        -   $     -            -   $     -  13,327,002    $133,270   $70,712,174
                                          ===================================================================================

[WIDE TABLE CONTINUED FROM ABOVE]

                                                         ACCUMULATED
                                              OTHER        DEFICIT        TOTAL
                                          -----------------------------------------
Balance at December 31, 1998              $          -  $  (6,793,004)  $10,545,776
   Exercise of stock options                         -              -     8,159,525
   Value of options granted for services             -              -        22,660
   Value of warrant granted related to
     supply agreement                                -              -       257,000
   Deferred compensation related to
     option grants                            (140,625)             -             -
   Amortization of deferred compensation        49,694              -        49,694
   Net loss                                          -     (7,862,457)   (7,862,457)
                                          -----------------------------------------
Balance at December 31, 1999                   (90,931)   (14,655,461)   11,172,198
   Exercise of stock options                         -              -       170,394
   Sale of common stock with the initial
     public offering at $12.00 per share
     in July 2000, net of offering costs             -              -    43,972,666
   Conversion of preferred stock in
     connection with initial public                  -              -             -
     offering
   Amortization of deferred compensation        72,561              -        72,561
   Deferred compensation related to
     option grants                             (34,750)             -             -
   Comprehensive loss:
     Net loss                                        -     (8,208,867)   (8,208,867)
     Translation adjustment                     14,938              -        14,938
                                                                      -------------
   Total comprehensive loss                                              (8,193,929)
                                          -----------------------------------------
Balance at December 31, 2000                   (38,182)   (22,864,328)   47,193,890
   Exercise of stock options                         -              -       305,304
   Issuance of common stock under the
     Employee Stock Purchase Plan                    -              -       309,562
   Value of stock options granted for                -              -        10,398
     services
   Deferred compensation related to
     option grants                            (123,780)             -             -
   Amortization of deferred compensation        62,850              -        62,850
   Comprehensive loss:
     Net loss                                        -    (12,250,398)  (12,250,398)
     Translation adjustment                     (1,722)             -        (1,722)
                                                                      -------------
   Total comprehensive loss                                             (12,252,120)
                                          -----------------------------------------
Balance at December 31, 2001                 $(100,834) $ (35,114,726)  $35,629,884
                                          =========================================

SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED DECEMBER 31
                                                                     2001             2000             1999
                                                                ----------------------------------------------
OPERATING ACTIVITIES
Net loss                                                        $(12,250,398)    $ (8,208,867)    $ (7,862,457)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                    432,721          366,745          243,318
     Value of options granted for services                            10,398               --           22,660
     Value of warrant granted related to supply agreement                 --               --          257,000
     Deferred compensation expense                                    62,850           72,561           49,694
     Changes in operating assets and liabilities:
       Accounts receivable                                           686,372       (1,592,304)        (249,978)
       Inventories                                                   684,082       (1,851,228)        (293,758)
       Prepaid expenses                                              (58,637)        (138,074)         (40,003)
       Accounts payable                                              (56,168)         (84,509)         745,899
       Accrued compensation and expenses                            (447,606)       1,431,288          (84,069)
                                                                ----------------------------------------------
Net cash used in operating activities                            (10,936,386)     (10,004,388)      (7,211,694)

INVESTING ACTIVITIES
Purchase of property and equipment                                  (456,206)        (575,887)        (315,693)
                                                                ----------------------------------------------
Net cash used in investing activities                               (456,206)        (575,887)        (315,693)

FINANCING ACTIVITIES
Proceeds from exercise of stock options                              305,304          170,394        8,159,525
Net proceeds from sale of common stock                               309,562       43,972,666               --
Net proceeds from sale of preferred stock                                 --               --               --
                                                                ----------------------------------------------
Net cash provided by financing activities                            614,866       44,143,060        8,159,525

Effect of exchange rate changes on cash and cash equivalents          (1,722)           5,587               --
                                                                ----------------------------------------------
(Decrease) increase in cash and cash equivalents                 (10,779,448)      33,568,372          632,138
Cash and cash equivalents at beginning of year                    44,097,563       10,529,191        9,897,053
                                                                ----------------------------------------------
Cash and cash equivalents at end of year                        $ 33,318,115     $ 44,097,563     $ 10,529,191
                                                                ==============================================

SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001


1. DESCRIPTION OF BUSINESS

Vascular Solutions, Inc. (the Company) manufactures, markets and sells the Vascular Solutions Duett(TM) sealing device, which enables cardiologists and radiologists to rapidly seal the puncture site following catheterization procedures such as angiography, angioplasty and stenting. The Company was incorporated in December 1996 and began operations in February 1997.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Vascular Solutions, Inc. and its wholly owned subsidiary, Vascular Solutions GmbH, after elimination of intercompany accounts and transactions.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a remaining maturity of three months or less to be cash equivalents. Cash equivalents consist of money market funds and are carried at cost which approximates market.

                            VASCULAR SOLUTIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at December 31:

                                                  2001             2000
                                              -----------------------------

   Raw materials                               $1,294,507       $1,746,279
   Work in process                                305,527          371,176
   Finished goods                                 182,329          348,990
                                              -----------------------------
                                               $1,782,363       $2,466,445
                                              =============================

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

STOCK-BASED COMPENSATION

The Company follows Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals, or exceeds, the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                            VASCULAR SOLUTIONS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Two customers accounted for 11% and 23% of gross accounts receivable as of December 31, 2001 and 2000. There have been no material losses on customer receivables.

NET LOSS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS 128), basic net loss per share is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average common and dilutive potential common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per share, because the effect of outstanding options, warrants and convertible preferred stock is antidilutive.

RECLASSIFICATIONS

Certain prior year balances were reclassified to conform to the current year presentation.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                   2001             2000
                                              ------------------------------

   Property and equipment:
     Manufacturing equipment                   $   773,989      $   713,054
     Office and computer equipment                 734,146          555,828
     Furniture and fixtures                        221,347          216,983
     Leasehold improvements                        143,079          105,869
     Research and development equipment            254,906           79,527
                                              ------------------------------
                                                 2,127,467        1,671,261
   Less accumulated depreciation                (1,209,888)        (777,167)
                                              ------------------------------
   Net property and equipment                  $   917,579      $   894,094
                                              ==============================

                            VASCULAR SOLUTIONS, INC.

4. LEASES

The Company leases a 29,000-square-foot office and manufacturing facility under an operating lease agreement, which expires in March 2003. The Company may terminate the lease agreement at six-month intervals after December 2001 with a six-month written notice to the lessor. Rent expense related to the operating leases was approximately $306,600, $242,100 and $167,900 for the years ended December 31, 2001, 2000 and 1999.

Future minimum lease commitments under the existing operating lease as of December 31, 2001 are as follows:

   2002                                                           $315,006
   2003                                                             75,752
                                                                 ----------
                                                                  $390,758
                                                                 ==========

5. INCOME TAXES

At December 31, 2001, the Company had net operating loss carryforwards of approximately $32,600,000 for federal income tax purposes that are available to offset future taxable income and begin to expire in the year 2013. At December 31, 2001, the Company also had federal and Minnesota research and development tax credit carryforwards of approximately $1,317,000 which begin to expire in the year 2013. No benefit has been recorded for such carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred.

                            VASCULAR SOLUTIONS, INC.

5. INCOME TAXES (CONTINUED)

The components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                               2001             2000
                                         -------------------------------
 Deferred tax assets:
  Net operating loss carryforwards        $ 12,852,000     $  8,154,000
  Tax credit carryforwards                   1,317,000        1,084,000
  Depreciation and amortization                156,000          198,000
  Accrued compensation                         245,000          209,000
  Other allowances                              78,000           88,000
                                         -------------------------------
                                            14,648,000        9,733,000
  Less valuation allowances                (14,648,000)      (9,733,000)
                                         -------------------------------
 Net deferred taxes                       $         --     $         --
                                         ===============================


Reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

                                             2001       2000       1999
                                           -----------------------------

Tax at statutory rate                        34.0%      34.0%      34.0%
State income taxes                            6.0        6.0        6.0
Impact of net operating loss carryforward   (40.0)     (40.0)     (40.0)
                                           -----------------------------
Effective income tax rate                      --%        --%        --%
                                           =============================

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

                            VASCULAR SOLUTIONS, INC.

7. CAPITAL STOCK

In connection with the sale of Series B preferred stock, the Company entered into a Put and Option Agreement (the Agreement) with one of the Series B investors (the Investor). The Agreement provided the Company with the right to sell, and the Investor the obligation to purchase, up to $3,000,000 of common stock at $5.00 or $6.00 per share based on the Company attaining certain milestones. The Company exercised its right and sold 600,000 shares of common stock to the Investor at $5.00 per share on June 30, 1999. In addition, the Agreement provided the Investor with the right to buy, and the Company the obligation to sell, up to $3,000,000 of common stock at $5.00 or $6.00 per share based on the Company attaining certain milestones. The Investor exercised its right and purchased 600,000 shares of common stock from the Company at $5.00 per share on December 28, 1999.

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

As of December 31, 2001, the Company had 268,000 warrants outstanding at a weighted average exercise price of $3.19 per share.

8. STOCK OPTIONS

STOCK OPTION PLAN

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors and consultants. As of December 31, 2001, the Company reserved 1,900,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, incentive stock options must be granted at an exercise price not less than the fair market value of the Company's common stock on the grant date. The exercise price of a non-qualified option granted under the Stock Option Plan must not be less than 50% of the fair market value of the Company's common stock on the grant date. Prior to the initial public offering in July 2000, the Board of Directors determined the fair value of the common shares underlying options by assessing the business progress of the Company as well as the market conditions for medical

                            VASCULAR SOLUTIONS, INC.

8. STOCK OPTIONS (CONTINUED)

device companies and other external factors. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The Stock Option Plan also permits the granting of stock appreciation rights, restricted stock and other stock-based awards. The incentive stock options generally become exercisable over a four-year period and the non-qualified stock options generally become exercisable over a two-year period. Unexercised options are canceled upon termination of employment and become available under the Stock Option Plan.

Option activity is summarized as follows:

                                                                                       WEIGHTED
                                         SHARES                                        AVERAGE
                                        AVAILABLE    PLAN OPTIONS       EXERCISE       EXERCISE
                                        FOR GRANT     OUTSTANDING        PRICE          PRICE
                                     -----------------------------------------------------------
   Balance at December 31, 1998          340,169        533,131     $ 1.50 - $ 3.25    $  2.34
     Shares reserved                     500,000             --                  --         --
     Granted                            (587,000)       587,000       3.25 -   6.00       5.08
     Exercised                                --        (64,960)      2.00 -   3.25       2.46
     Canceled                            121,560       (121,560)      2.00 -   3.25       2.75
                                     ----------------------------
   Balance at December 31, 1999          374,729        933,611       1.50 -   6.00       4.00
     Granted                            (290,250)       290,250       6.00 -   6.50      11.12
     Exercised                                --        (62,940)      1.50 -   5.00       2.71
     Canceled                             90,150        (90,150)      1.50 -  16.50       4.89
                                     ----------------------------
   Balance at December 31, 2000          174,629      1,070,771       1.50 -  16.50       5.85
     Shares reserved                     500,000             --                  --         --
     Granted                            (972,000)       972,000       2.51 -   7.48       5.35
     Exercised                                --       (120,800)      1.50 -   7.00       2.53
     Canceled                            347,160       (347,160)      1.50 -  16.50       7.41
                                     ----------------------------
   Balance at December 31, 2001           49,789      1,574,811
                                     ============================

                            VASCULAR SOLUTIONS, INC.

8. STOCK OPTIONS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2001:

                                     OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                         ---------------------------------------------  -------------------------------
                                          WEIGHTED
                         OUTSTANDING       AVERAGE                         EXERCISABLE
                            AS OF         REMAINING       WEIGHTED            AS OF         WEIGHTED
     RANGE OF            DECEMBER 31,    CONTRACTUAL       AVERAGE         DECEMBER 31,     AVERAGE
  EXERCISE PRICES            2001           LIFE        EXERCISE PRICE        2001       EXERCISE PRICE
----------------------------------------------------------------------  -------------------------------
  $ 0.00 - $ 1.65          101,211          5.4           $  1.50           101,211        $  1.50
    1.66 -   3.30          523,810          8.4              2.71           157,810           2.96
    4.96 -   6.60          526,620          8.4              6.20           172,000           6.09
    6.61 -   8.25          291,860          8.7              7.28            85,150           7.19
    9.91 -  11.55           19,480          7.9             10.00            11,650          10.00
   11.56 -  13.20           92,880          8.2             12.00            37,700          12.00
   14.86 -  16.50           18,950          8.5             16.50             6,370          16.50
                       -------------                                     ------------
                         1,574,811          8.2              5.45           571,891           5.16
                       =============                                     ============

STOCK-BASED COMPENSATION

The Company accounts for stock options under APB 25, under which no compensation cost has been recognized. Had compensation cost for these options been determined consistent with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (FASB 123), the net loss and net loss per common share would have been increased to the following pro forma amounts for the years ended December 31, 2001, 2000 and 1999:

                                                    2001            2000           1999
                                               -------------------------------------------
   Net loss:
     As reported                               $(12,250,398)   $ (8,208,867)   $(7,862,457)
     Pro forma                                  (14,882,091)    (10,361,727)    (8,169,981)

   Basic and diluted net loss per share:
     As reported                                $ (.93)         $ (.95)          $(1.95)
     Pro forma                                   (1.21)          (1.20)           (2.03)

For purposes of calculating the above required disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

                            VASCULAR SOLUTIONS, INC.

8. STOCK OPTIONS (CONTINUED)

The fair value of the Company's stock options was estimated assuming no expected dividends and the following weighted average assumptions:

                                         2001          2000          1999
                                       ------------------------------------

   Expected life (years)                 7.0           7.5           7.0
   Expected volatility                   1.21           .93           .67
   Risk-free interest rate               2.76%         5.96%         4.90%

The weighted average fair value of options granted with an exercise price equal to the deemed stock price on the date of grant during 2001, 2000 and 1999 was $5.31, $9.79 and $3.82.

For the years ended December 31, 2001, 2000 and 1999, the Company recorded compensation expense of $10,398, zero and $22,660 in connection with non-qualified stock options granted to Board of Directors members, medical advisory board members and outside consultants, respectively.

DEFERRED COMPENSATION

In 2001, 2000 and 1999, the Company recorded a total of $299,155 of deferred compensation for certain stock options granted for the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The weighted average fair value of these options was $2.93. Deferred compensation recorded is amortized ratably over the period that the options vest and is adjusted for options which have been canceled. Deferred compensation expense was $62,850, $72,561 and $49,694 for the years ended December 31, 2001, 2000 and 1999, respectively.

9. EMPLOYEE RETIREMENT SAVINGS PLAN

The Company has an employee 401(k) retirement savings plan (the Plan). The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. The Plan allows eligible employees to contribute up to 18% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 5% contributed to the Plan. The Company recorded an expense of $112,084, $52,357 and $21,573 for contributions to the Plan for the years ended December 31, 2001, 2000 and 1999.

                            VASCULAR SOLUTIONS, INC.

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

Sales to significant customers as a percentage of total revenues are as follows for the years ended December 31, 2001, 2000 and 1999:

                                         2001          2000          1999
                                       ------------------------------------

   Customer A                            2.6%          10.7%         19.7%
   Customer B                            2.3            6.3          28.8
   Customer C                            2.0            5.4          11.8
   Customer D                            1.8            2.2           5.8

The Company performs ongoing credit evaluations of its customers but does not require collateral. There have been no material losses on customer receivables.

Sales by geographic destination as a percentage of total net sales were as follows for the years ended December 31:

                                         2001          2000          1999
                                       ------------------------------------

   Domestic                               90%           67%           7%
   Foreign                                10            33            93

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

On July 12, 2001, the Company entered into an agreement that settled all existing intellectual property litigation with St. Jude Medical, Inc. Under the terms of the settlement agreement, the Company agreed to pay a royalty of 2.5% of net sales of our Duett sealing device to St. Jude Medical, up to a maximum amount over the remaining life of the St. Jude Medical Fowler patents. In exchange, St. Jude Medical granted to the Company a non-exclusive license to its Fowler patents and has released it from any claim of patent infringement based on sales of the Duett sealing device. The Company granted a non-exclusive cross-license to its Gershony patents to St. Jude Medical, subject to a similar royalty payment if St. Jude Medical utilizes the Gershony patents in any future device. Beginning on July 1, 2001, a royalty expense of 2.5% of net sales is included in the Company's cost of goods sold until the maximum royalty is attained.

                            VASCULAR SOLUTIONS, INC.

13. QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     FIRST         SECOND           THIRD         FOURTH
                2001                QUARTER        QUARTER         QUARTER        QUARTER
-------------------------------------------------------------------------------------------
Net sales                           $ 3,123        $ 3,540         $ 2,529        $ 2,890
Operating loss                       (2,988)        (3,263)         (3,891)        (3,769)
Net loss                             (2,345)        (2,824)         (3,521)        (3,560)
Basic and diluted net loss
   per share                        $  (.18)       $  (.21)        $  (.27)       $  (.27)


                2000
-------------------------------

Net sales                           $   643        $   708         $ 2,037        $ 2,805
Operating loss                       (2,052)        (2,912)         (2,630)        (2,068)
Net loss                             (1,931)        (2,819)         (2,100)        (1,359)
Basic and diluted net loss
   per share                        $  (.37)       $  (.53)        $  (.19)       $  (.10)