Form 10-Q
period 2002-03-31
VASCULAR SOLUTIONS INC
filed 2002-04-30
CIK 1030206

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                                       OR


        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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




                                -----------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The registrant had 13,337,002 shares of common stock, $.01 par value per share, outstanding as of April 29, 2002.

================================================================================

                            VASCULAR SOLUTIONS, INC.

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                                     2

              Consolidated Statements of Operations                           3

              Consolidated Statements of Cash Flows                           4

              Notes to Unaudited Consolidated Financial Statements            5

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       7

      Item 3. Quantitative and Qualitative Disclosure About Market Risks      10


PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                               10

      Item 2. Changes in Securities and Use of Proceeds                       11

      Item 3. Defaults upon Senior Securities                                 11

      Item 4. Submission of Matters to a Vote of Security Holders             11

      Item 5. Other Information                                               11

      Item 6. Exhibits and Reports on Form 8-K                                12

                            VASCULAR SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             MARCH 31,      DECEMBER 31,
                                                                               2002             2001
                                                                           ------------     ------------
                                                                           (Unaudited)         (Note)
ASSETS
Current assets:
     Cash and cash equivalents ........................................    $ 29,566,030     $ 33,318,115
     Accounts receivable, net of allowance for doubtful
        accounts of $160,000 in 2002 and $174,526 in 2001 .............       1,255,133        1,285,011
     Inventories ......................................................       2,230,131        1,782,363
     Prepaid expenses .................................................         238,962          289,888
                                                                           ------------     ------------
Total current assets ..................................................      33,290,256       36,675,377

Property and equipment, net ...........................................         955,684          917,579
                                                                           ------------     ------------
Total assets ..........................................................    $ 34,245,940     $ 37,592,956
                                                                           ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................................    $  1,281,680     $    876,891
     Accrued compensation .............................................         596,353          923,705
     Accrued expenses .................................................         251,872          162,476
                                                                           ------------     ------------
Total current liabilities .............................................       2,129,905        1,963,072

Commitments and contingencies

Shareholders' equity:
     Common Stock, $.01 par value:
        Authorized shares - 40,000,000
        Issued and outstanding - March 31,
           2001 - 13,337,002; December 31, 2001 - 13,327,002 ..........         133,370          133,270
Additional paid-in capital ............................................      70,732,074       70,712,174
Other .................................................................         (83,686)        (100,834)
Accumulated deficit ...................................................     (38,665,723)     (35,114,726)
                                                                           ------------     ------------
Total shareholders' equity ............................................      32,116,035       35,629,884
                                                                           ------------     ------------
Total liabilities and shareholders' equity ............................    $ 34,245,940     $ 37,592,956
                                                                           ============     ============

SEE ACCOMPANYING NOTES.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

                            VASCULAR SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          2002             2001
                                                      ------------     ------------
                                                               (unaudited)
Net sales ........................................    $  2,803,420     $  3,123,082
Cost of goods sold ...............................       1,206,918        1,217,568
                                                      ------------     ------------
Gross profit .....................................       1,596,502        1,905,514

Operating expenses:
      Research and development ...................         942,162          968,790
      Clinical and regulatory ....................         315,273          337,051
      General and administrative .................         552,730          581,201
      Sales and marketing ........................       3,475,159        3,006,177
                                                      ------------     ------------
Total operating expenses .........................       5,285,324        4,893,219
                                                      ------------     ------------

Operating loss ...................................      (3,688,822)      (2,987,705)

Interest income ..................................         137,825          642,632
                                                      ------------     ------------
Net loss .........................................    $ (3,550,997)    $ (2,345,073)
                                                      ============     ============

Basic and diluted net
      loss per share .............................    $      (0.27)    $      (0.18)
                                                      ============     ============

Shares used in computing
      basic and diluted net loss
      per share ..................................      13,333,113       13,133,287
                                                      ============     ============

SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                             2002             2001
                                                                         ------------     ------------
                                                                                  (unaudited)
OPERATING ACTIVITIES
Net loss for the period .............................................    $ (3,550,997)    $ (2,345,073)
Adjustments to reconcile net loss:
      Depreciation and amortization .................................         119,458          101,883
      Value of options granted for services .........................              --           10,398
      Deferred compensation expense .................................          20,601           18,210
      Changes in operating assets and liabilities:
           Accounts receivable ......................................          29,878          (17,214)
           Inventories ..............................................        (447,768)        (299,751)
           Prepaid expenses .........................................          50,926          (14,241)
           Accounts payable .........................................         404,789           88,446
           Accrued compensation and expenses ........................        (237,956)        (669,855)
                                                                         ------------     ------------
Net cash used in operating activities ...............................      (3,611,069)      (3,127,197)

INVESTING ACTIVITIES
      Purchases of property and equipment ...........................        (157,563)        (110,333)
                                                                         ------------     ------------
Net cash used in investing activities ...............................        (157,563)        (110,333)

FINANCING ACTIVITIES
      Proceeds from exercise of stock options .......................          20,000           72,368
                                                                         ------------     ------------
Net cash provided by financing activities ...........................          20,000           72,368
                                                                         ------------     ------------

Effect of exchange rate changes on cash and cash equivalents ........          (3,453)          (9,897)
Increase (decrease) in cash and cash equivalents ....................      (3,752,085)      (3,175,059)
Cash and cash equivalents at beginning of period ....................      33,318,115       44,097,563
                                                                         ------------     ------------

Cash and cash equivalents at end of period ..........................    $ 29,566,030     $ 40,922,504
                                                                         ============     ============

SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Vascular Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.


(2)      COMPUTATION OF NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS 128), basic net loss per share for the three months ended March 31, 2002 and 2001 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average common and dilutive potential common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per share, because the effect of outstanding options, warrants and convertible preferred stock is antidilutive.


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

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


(4)      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

                                                     MARCH 31,     DECEMBER 31,
                                                       2002            2001
                                                       ----            ----
                                                    (unaudited)

           Raw materials ......................    $  1,632,334    $  1,294,507
           Work-in process ....................         186,347         305,527
           Finished goods .....................         411,450         182,329
                                                   ------------    ------------
                                                   $  2,230,131    $  1,782,363
                                                   ============    ============


(5)      CONCENTRATIONS OF CREDIT AND OTHER RISKS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivables. The Company maintains its accounts for cash and cash equivalents principally at one major bank and three investment firms in the United States. The Company has a formal written investment policy that restricts the placement of investments to issuers evaluated as creditworthy. The Company has not experienced any losses on its deposits of its cash and cash equivalents.

         With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the three months ended March 31, 2002 and 2001 were 91% and 88% in the United States, respectively, and 9% and 12% in international markets, respectively. There have been no material losses on accounts receivable.

         The Company operates in a single industry segment and sells its product directly to hospitals and clinics in the United States and Germany. In Germany, the Company sells its product in Euros. In all other international markets, the Company sells its product in United States dollars to distributors who, in turn, sell to medical clinics in the local currency. Loss, termination or ineffectiveness of distributors to effectively promote the Company's product would have a material adverse effect on the Company's financial condition and results of operations.

         No single customer represented greater than 10% of the total net sales for the three months ended March 31, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We develop, manufacture and market the Vascular Solutions Duett(TM) sealing device, the Diagnostic Duett(TM) sealing device and the D-Stat(TM) flowable hemostat. Our Duett sealing device is designed to provide a complete seal of the puncture site following catheterization procedures such as angiography, angioplasty and stenting. The Diagnostic Duett is a version of the Duett sealing device that is tailored specifically for treating diagnostic patients. The D-Stat flowable hemostat is a thick, yet flowable blood clotting material that is used in a wide variety of interventional medical procedures for the local control of bleeding. We commenced operations in February 1997, and during 1998 and 1999 we received regulatory approvals to market our Duett sealing device in several international markets, principally in Europe. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of our Duett sealing device in the United States. As a result, during the third quarter of 2000 we commenced sales of our product in the United States through our direct sales force. We commenced sales of the Diagnostic Duett in the United States in December 2001, and commenced sales of the D-Stat in the United States in February 2002.

We have a limited history of operations and have experienced significant operating losses since inception. As of March 31, 2002, we had an accumulated deficit of $38.7 million. Although we have experienced revenue growth in the past, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve profitability, or if we achieve profitability it may not be sustained in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      Net sales decreased 10% to $2,803,420 for the three months ended March 31, 2002 from $3,123,082 for the three months ended March 31, 2001. The decrease in net sales was attributable to less than expected sales of our Duett and Diagnostic Duett devices, partially offset by the initial sales of the D-Stat flowable hemostat which commenced in February 2002. Beginning in mid-2001, our U.S. distribution strategy for the Duett has focused on serving our existing accounts to provide better account retention and use per account. Net sales for the three months ended March 31, 2002 for the Duett, D-Stat flowable hemostat and Diagnostic Duett were $2,676,812, $99,408 and $27,200, respectively.

      Gross profit as a percentage of net sales decreased to 57% for the three months ended March 31, 2002 from 61% for the three months ended March 31, 2001. Beginning July 1, 2001, a royalty expense of 2.5% of net sales is included in our cost of goods sold related to an agreement that settled all existing intellectual property litigation with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q).

      Research and development expenses decreased 3% to $942,162 for the three months ended March 31, 2002 from $968,790 for the three months ended March 31, 2001. Research and development expenses consist primarily of development of next generation Duett devices as well as new interventional devices. We expect our research and development expenses to increase slightly in the future as we continue work on product improvements and product line extensions.

      Clinical and regulatory expenses decreased 7% to $315,273 for the three months ended March 31, 2002 from $337,051 for the three months ended March 31, 2001. We expect clinical and regulatory expenses to increase modestly in the future as we pursue new products and incur expenses for additional marketing studies of our Duett sealing device.

      General and administrative expenses decreased 5% to $552,730 for the three months ended March 31, 2002 from $581,201 for the three months ended March 31, 2001. We currently anticipate that general and administrative expenses will increase by modest amounts for the foreseeable future as we continue to incur litigation expenses related to the existing Datascope litigation.

      Sales and marketing expenses increased 16% to $3,475,159 for the three months March 31, 2002 from $3,006,177 for the three months ended March 31, 2001. This increase was due primarily to increased personnel costs associated with hiring, training and deploying a direct United States sales force and costs associated with travel, marketing and physician training for the domestic and international distribution of our products. As of March 31, 2002, our direct sales force consisted of approximately 63 employees, which we expect to remain fairly stable through the end of 2002. As a result, we expect our sales and marketing expenses to continue to remain relatively stable or slightly decrease during the remainder of 2002.

      Interest income decreased to $137,825 for the three months ended March 31, 2002 from $642,632 for the three months ended March 31, 2001 primarily as a result of lower interest rates and lower cash balances compared to the previous comparable period.

INCOME TAXES

      We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

      As of March 31, 2002, we had approximately $35.7 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2014. As of March 31, 2002, we also had federal and state research and development tax credit carryforwards of approximately $1.3 million which begin to expire in the year 2014. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

      We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed all of our operations since inception through the issuance of equity securities. Through March 31, 2002, we had sold common stock and preferred stock generating aggregate net proceeds of $70.1 million. At March 31, 2002, we had $29.6 million in cash and cash equivalents on-hand. During the three months ended March 31, 2002, we used $3.8 million of cash and cash equivalents in operating activities primarily to fund our net loss for the period of $3.6 million. Our capital expenses to acquire manufacturing and office equipment totaled $158,000 during the three months ended March 31, 2002.

      We do not have any significant cash commitments related to supply agreements, nor do we have any commitments for capital expenditures.

      We currently anticipate that we will continue to experience a negative cash flow for the foreseeable future and our expenses will be a material use of our cash resources. We anticipate that our operating losses will continue through at least December 31, 2003. We believe that current cash balances along with cash generated from the future sales of products will be sufficient to meet our operating and capital requirements for at least the next 36 months. Our liquidity and capital requirements beyond the next 36 months will depend on numerous factors, including the extent to which our products gain market acceptance and competitive developments.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Vascular Solutions, Inc. desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases "will likely," "is expected," "will continue," "is anticipated," "estimate," "projected," "forecast," or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, defense of patent infringement lawsuits, adoption of our new sealing methodology, reliance on a sole product, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the FDA related to the Duett sealing device, the loss of key vendors and those factors set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. This list is not exhaustive, and the Company may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On July 23, 1999, we were named as the defendant in a patent infringement lawsuit brought by Datascope Corp. in the United States District Court for the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes and, following FDA approval will infringe, a United States patent held by Datascope and asks for relief in the form of an injunction that would prevent us from selling our product in the United States as well as an award of attorneys' fees, costs and disbursements. On August 12, 1999, we filed our answer to this lawsuit and brought a counterclaim alleging unfair competition and tortious interference. On August 20, 1999, we moved for summary judgement to dismiss Datascope's claims. On March 15, 2000, the court granted summary judgment dismissing all of Datascope's claims, subject to the right of Datascope to recommence the litigation after our receipt of FDA approval of our Duett sealing device. On July 12, 2000, after our receipt of FDA approval, Datascope recommenced this litigation, alleging that the Duett sealing device infringes a United States patent held by Datascope and requesting relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by our alleged infringement, and other costs, disbursements and attorneys' fees. We believe the allegations included in the complaint are without merit. Both parites have brought motions for summary judgment, and the lawsuit is scheduled for trial as early as July 2002. It is not possible to predict the timing or outcome of the Datascope litigation, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)   Not applicable

      (b)   Not applicable

      (c)   Not applicable

      (d) On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $15.0 million of the net proceeds to hire, train and deploy a direct sales force in the United States, and $2.5 million for general corporate purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K:

            We did not file any Current Report on Form 8-K during the quarter ended March 31, 2002.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VASCULAR SOLUTIONS, INC.

Date: April 30, 2002                       By: /s/ James Butala
                                               --------------------------
                                               James Butala
                                               CHIEF FINANCIAL OFFICER
                                               (Duly authorized officer and
                                               principal financial and
                                               accounting officer)