Form 10-Q
period 2002-06-30
VASCULAR SOLUTIONS INC
filed 2002-08-08
CIK 1030206

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO _________


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

                                 (763) 656-4300
              (Registrant's telephone number, including area code)




                                -----------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90
days.   Yes [X]   No [ ]


The registrant had 13,402,884 shares of common stock, $.01 par value per share, outstanding as of August 2, 2002.


================================================================================

                            VASCULAR SOLUTIONS, INC.

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (Unaudited)

              Consolidated Balance Sheets                                     2

              Consolidated Statements of Operations                           3

              Consolidated Statements of Cash Flows                           4

              Notes to Unaudited Consolidated Financial Statements            5

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       7

      Item 3. Quantitative and Qualitative Disclosure About Market Risks     11


PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                              11

      Item 2. Changes in Securities and Use of Proceeds                      12

      Item 3. Defaults upon Senior Securities                                12

      Item 4. Submission of Matters to a Vote of Security Holders            12

      Item 5. Other Information                                              13

      Item 6. Exhibits and Reports on Form 8-K                               13

                            VASCULAR SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,       DECEMBER 31,
                                                                               2002             2001
                                                                           ------------     ------------
                                                                            (Unaudited)        (Note)
ASSETS
Current assets:
     Cash and cash equivalents ........................................    $ 25,987,501     $ 33,318,115
     Accounts receivable, net of allowance for doubtful
        accounts of $180,000 in 2002 and $174,526 in 2001 .............       1,588,935        1,285,011
     Inventories ......................................................       2,208,814        1,782,363
     Prepaid expenses .................................................         175,920          289,888
                                                                           ------------     ------------
Total current assets ..................................................      29,961,170       36,675,377

Property and equipment, net ...........................................         897,441          917,579
Intangible assets .....................................................       1,026,345               --
                                                                           ------------     ------------
Total assets ..........................................................    $ 31,884,956     $ 37,592,956
                                                                           ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable .................................................    $  1,270,119     $    876,891
     Accrued compensation .............................................    $    894,701     $    923,705
     Accrued expenses .................................................         226,119          162,476
                                                                           ------------     ------------
Total current liabilities .............................................       2,390,939        1,963,072

Commitments and contingencies

Shareholders' equity:
     Common Stock, $.01 par value:
        Authorized shares - 40,000,000
        Issued and outstanding - June 30, 2002 - 13,402,884;
           December 31, 2001 - 13,327,002 .............................         134,029          133,270
Additional paid-in capital ............................................      70,840,615       70,712,174
Other .................................................................         (71,765)        (100,834)
Accumulated deficit ...................................................     (41,408,862)     (35,114,726)
                                                                           ------------     ------------
Total shareholders' equity ............................................      29,494,017       35,629,884
                                                                           ------------     ------------
Total liabilities and shareholders' equity ............................    $ 31,884,956     $ 37,592,956
                                                                           ============     ============

SEE ACCOMPANYING NOTES.


Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                       2002             2001             2002             2001
                                                   ------------     ------------     ------------     ------------
                                                            (unaudited)                        (unaudited)
Net sales .....................................    $  3,328,529     $  3,540,103     $  6,131,948     $  6,663,185
Cost of goods sold ............................       1,326,260        1,386,509        2,533,178        2,604,077
                                                   ------------     ------------     ------------     ------------
Gross profit ..................................       2,002,269        2,153,594        3,598,770        4,059,108

Operating expenses:
     Research and development .................         811,201        1,073,863        1,753,363        2,042,653
     Clinical and regulatory ..................         379,302          309,645          694,575          646,696
     General and administrative ...............         533,232          911,222        1,085,962        1,492,423
     Sales and marketing ......................       3,112,935        3,122,253        6,588,094        6,128,430
     Amortization of purchased technology .....          36,250               --           36,250               --
                                                   ------------     ------------     ------------     ------------
Total operating expenses ......................       4,872,920        5,416,983       10,158,244       10,310,202
                                                   ------------     ------------     ------------     ------------

Operating loss ................................      (2,870,651)      (3,263,389)      (6,559,474)      (6,251,094)

Interest income ...............................         127,513          439,061          265,338        1,081,693
                                                   ------------     ------------     ------------     ------------
Net loss ......................................    $ (2,743,138)    $ (2,824,328)    $ (6,294,136)    $ (5,169,401)
                                                   ============     ============     ============     ============

Basic and diluted net
     loss per share ...........................    $      (0.20)    $      (0.21)    $      (0.47)    $      (0.39)
                                                   ============     ============     ============     ============

Shares used in computing
     basic and diluted net loss
     per share ................................      13,381,165       13,177,407       13,357,272       13,155,347
                                                   ============     ============     ============     ============

SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                     2002             2001             2002             2001
                                                                 ------------     ------------     ------------     ------------
                                                                   (unaudited)                       (unaudited)
OPERATING ACTIVITIES
Net loss for the period .....................................    $ (2,743,138)    $ (2,824,328)    $ (6,294,136)    $ (5,169,401)
Adjustments to reconcile net loss:
     Depreciation and amortization ..........................         158,725          105,870          278,183          207,753
     Value of options granted for services ..................              --               --               --           10,398
     Deferred compensation expense ..........................          18,501            9,281           39,102           27,491
     Changes in operating assets and liabilities:
        Accounts receivable .................................        (333,802)          72,671         (303,924)          55,457
        Inventories .........................................         484,924          116,750           37,157         (183,001)
        Prepaid expenses ....................................          63,042          (82,569)         113,968          (96,810)
        Accounts payable ....................................         (11,559)          27,780          393,228          116,226
        Accrued compensation and expenses ...................         272,595          138,200           34,639         (531,655)
                                                                 ------------     ------------     ------------     ------------
Net cash used in operating activities .......................      (2,090,712)      (2,436,345)      (5,701,783)      (5,563,542)

INVESTING ACTIVITIES
     Purchases of property and equipment ....................         (40,233)        (164,422)        (197,795)        (274,755)
     Purchase of Acolysis assets ............................      (1,550,203)              --       (1,550,203)              --
                                                                 ------------     ------------     ------------     ------------
Net cash used in investing activities .......................      (1,590,436)        (164,422)      (1,747,998)        (274,755)

FINANCING ACTIVITIES
     Proceeds from exercise of stock options and
       sale of stock ........................................         109,200          281,938          129,200          354,306
                                                                 ------------     ------------     ------------     ------------
Net cash provided by financing activities ...................         109,200          281,938          129,200          354,306
                                                                 ------------     ------------     ------------     ------------

Effect of exchange rate changes on cash and
  cash equivalents ..........................................          (6,581)         (10,857)         (10,033)         (20,754)
Increase (decrease) in cash and cash equivalents ............      (3,578,529)      (2,329,686)      (7,330,614)      (5,504,745)
Cash and cash equivalents at beginning of period ............      29,566,030       40,922,504       33,318,115       44,097,563
                                                                 ------------     ------------     ------------     ------------
Cash and cash equivalents at end of period ..................    $ 25,987,501     $ 38,592,818     $ 25,987,501     $ 38,592,818
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


(2)      COMPUTATION OF NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS 128), basic net loss per share for the three and six months ended June 30, 2002 and 2001 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average common and dilutive potential common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per share, because the effect of outstanding options, warrants and convertible preferred stock is antidilutive.


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

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


(4)      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

                                                      JUNE 30,      DECEMBER 31,
                                                        2002            2001
                                                        ----            ----
                                                    (unaudited)

           Raw materials.........................  $  1,626,389    $  1,294,507
           Work-in process.......................       174,772         305,527
           Finished goods........................       407,653         182,329
                                                   ------------    ------------
                                                   $  2,208,814    $  1,782,363
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

         With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the six months ended June 30, 2002 and 2001 were 89% and 90% in the United States, respectively, and 11% and 10% in international markets, respectively. There have been no material losses on accounts receivable.

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

         No single customer represented greater than 10% of the total net sales for the three and six months ended June 30, 2002 and 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We develop, manufacture and market the Vascular Solutions Duett(TM) sealing device, the Diagnostic Duett(TM) sealing device and the D-Stat(TM) flowable hemostat. Our Duett sealing device is designed to provide a complete seal of the puncture site following catheterization procedures such as angiography, angioplasty and stenting. The Diagnostic Duett is a version of the Duett sealing device that is tailored specifically for treating diagnostic patients. The D-Stat flowable hemostat is a thick, yet flowable blood clotting material that is used in a wide variety of interventional medical procedures for the local control of bleeding. We commenced operations in February 1997, and during 1998 and 1999 we received regulatory approvals to market our Duett sealing device in several international markets, principally in Europe. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of our Duett sealing device in the United States. As a result, during the third quarter of 2000 we commenced sales of the Duett in the United States through our direct sales force. We commenced sales of the Diagnostic Duett in the United States in December 2001, and commenced sales of the D-Stat in the United States in February 2002. On April 2, 2002, we acquired the assets of the Acoylysis system from the secured creditors of Angiosonics, Inc. The Acolysis controller and probes have been sold in international markets, principally in Europe and China, for over two years. During the second quarter of 2002, we commenced international sales of the Acolysis probes.

      We have a limited history of operations and have experienced significant operating losses since inception. As of June 30, 2002, we had an accumulated deficit of $41.4 million. We may never achieve profitability, or if we achieve profitability it may not be sustained in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      Net sales decreased 6% to $3,328,529 for the three months ended June 30, 2002 from $3,540,103 for the three months ended June 30, 2001. The decrease in net sales was attributable to more focused and lower sales of our Duett devices, partially offset by sales of the D-Stat flowable hemostat which commenced in February 2002. Beginning in mid-2001, our U.S. distribution strategy for the Duett has focused on serving our existing accounts to provide better account retention and use per account. Net sales for the three months ended June 30, 2002 for the Duett and D-Stat flowable hemostat were $3,152,237 and $171,423, respectively. We also completed our first sale of the Acolysis probes during the second quarter ending June 30, 2002.

      Gross profit as a percentage of net sales was 60% for the three months ended June 30, 2002 compared to 61% for the three months ended June 30, 2001. Beginning July 1, 2001, a royalty expense of 2.5% of net sales is included in our cost of goods sold related to an agreement that settled all existing intellectual property litigation with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q).

      Research and development expenses decreased 24% to $811,201 for the three months ended June 30, 2002 from $1,073,863 for the three months ended June 30, 2001. Research and development expenses consist primarily of development of next generation Duett devices as well as new interventional devices. The decrease in spending is due to more focused spending and efficiencies, not any program cancellations. We expect our research and development expenses to increase slightly in the future as we continue work on product improvements and product line extensions.

      Clinical and regulatory expenses increased 23% to $379,302 for the three months ended June 30, 2002 from $309,645 for the three months ended June 30, 2001. This increase is attributable to a modest increase in the number of products and product improvements compared to the prior year. We expect clinical and regulatory expenses to increase modestly in the future as we pursue new products, including clinical studies for the biopsy tract sealing device, and as we incur expenses for additional marketing studies of our Duett sealing devices.

      General and administrative expenses decreased 41% to $533,232 for the three months ended June 30, 2002 from $911,222 for the three months ended June 30, 2001. The three months ended June 30, 2001 included a one time charge of $350,000 for the patent litigation settlement of our lawsuit with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q). The remaining decrease is the result of lower personnel costs from the previous prior year. We currently anticipate that general and administrative expenses will increase by modest amounts for the foreseeable future as we continue to incur litigation expenses related to the existing Datascope litigation.

      Sales and marketing expenses leveled off at $3,112,935 for the three months June 30, 2002 from $3,122,253 for the three months ended June 30, 2001. As of June 30, 2002, our direct sales force consisted of approximately 62 employees, which we expect to remain relatively stable through the end of 2002. As a result, we expect our sales and marketing expenses to continue to remain relatively stable or slightly decrease during the remainder of 2002.

      Amortization of purchased technology was $36,250 for the three months ended June 30, 2002 and $0 for the three months ended June 30, 2001. The amortization was the result of our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 to purchased technology and are amortizing the amount over four years.

      Interest income decreased to $127,513 for the three months ended June 30, 2002 from $439,061 for the three months ended June 30, 2001 primarily as a result of lower interest rates and lower cash balances compared to the previous comparable period.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

      Net sales decreased 8% to $6,131,948 for the six months ended June 30, 2002 from $6,663,185 for the six months ended June 30, 2001. The decrease in net sales was attributable to more focused lower sales of our Duett devices, partially offset by sales of the D-Stat flowable hemostat which commenced in February 2002. Beginning in mid-2001, our U.S. distribution strategy for the Duett has focused on serving our existing accounts to provide better account retention and use per account. Net sales for the six months ended June 30, 2002 for the Duett and D-Stat flowable hemostat were $5,856,249 and $270,831, respectively. We also had our first sale of the Acolysis probes during the second quarter ending June 30, 2002.

      Gross profit as a percentage of net sales was 59% for the six months ended June 30, 2002 compared to 61% for the six months ended June 30, 2001. Beginning July 1, 2001, a royalty expense of 2.5% of net sales is included in our cost of goods sold related to an agreement that settled all existing intellectual property litigation with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q).

      Research and development expenses decreased 14% to $1,753,363 for the six months ended June 30, 2002 from $2,042,653 for the six months ended June 30, 2001. Research and development expenses consist primarily of development of next generation Duett devices as well as new interventional devices.

      Clinical and regulatory expenses increased 7% to $694,575 for the six months ended June 30, 2002 from $646,696 for the six months ended June 30, 2001. As stated above, the increase is attributable to a modest increase in the number of products and product improvements.

      General and administrative expenses decreased 27% to $1,085,962 for the three months ended June 30, 2002 from $1,492,423 for the six months ended June 30, 2001. The six months ended June 30, 2001 included a one-time charge of $350,000 incurred in connection with the settlement of our patent litigation with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q). The remaining decrease is the result of lower personnel costs from the prior year.

      Sales and marketing expenses increased 8% to $6,588,094 for the six months June 30, 2002 from $6,128,430 for the six months ended June 30, 2001. This increase is principally attributable to increased marketing activities compared to the prior year.

      Amortization of purchased technology was $36,250 for the six months ended June 30, 2002 and $0 for the six months ended June 30, 2001. The amortization was the result of our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 of the purchase price to purchased technology and are amortizing the amount over four years.

      Interest income decreased to $265,338 for the six months ended June 30, 2002 from $1,081,693 for the six months ended June 30, 2001 primarily as a result of lower interest rates and lower cash balances compared to the previous comparable period.

INCOME TAXES

      We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

      As of June 30, 2002, we had approximately $38.4 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2014. As of June 30, 2002, we also had federal and state research and development tax credit carryforwards of approximately $1.5 million which begin to expire in the year 2014. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

      We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed all of our operations since inception through the issuance of equity securities. Through June 30, 2002, we had sold common stock and preferred stock generating aggregate net proceeds of $70.2 million. At June 30, 2002, we had $26 million in cash and cash equivalents on-hand.

During the three months ended June 30, 2002, we used $2.1 million of cash and cash equivalents in operating activities primarily to fund our net loss for the period of $2.7 million. We also used $1.6 million of cash and cash equivalents in investing activities for the purchase of the Acolysis assets from the secured creditors of Angiosonics, Inc. Our capital expenses to acquire manufacturing and office equipment totaled $40,000 during the three months ended June 30, 2002.

      We do not have any significant cash commitments related to supply agreements, nor do we have any commitments for capital expenditures.

      We currently anticipate that we will continue to experience a negative cash flow and our expenses will be a material use of our cash resources. We anticipate that our operating losses will continue through at least December 31, 2003. We believe that current cash balances along with cash generated from the future sales of products will be sufficient to meet our operating and capital requirements for at least the next 36 months. Our liquidity and capital requirements beyond the next 36 months will depend on numerous factors, including the extent to which our products gain market acceptance and competitive developments.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank and two investment firms in the United States. We have a formal written investment policy that restricts the placement of investments to issuers evaluated as creditworthy. We have not experienced any losses on our deposits of our cash and cash.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On July 23, 1999, we were named as the defendant in a patent infringement lawsuit brought by Datascope Corp. in the United States District Court for the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes and, following FDA approval will infringe, a United States patent held by Datascope and asks for relief in the form of an injunction that would prevent us from selling our product in the United States as well as an award of attorneys' fees, costs and disbursements. On August 12, 1999, we filed our answer to this lawsuit and brought a counterclaim alleging unfair competition and tortious interference. On August 20, 1999, we moved for summary judgement to dismiss Datascope's claims. On March 15, 2000, the court granted summary judgment dismissing all of Datascope's claims, subject to the right of Datascope to recommence the litigation after our receipt of FDA approval of our Duett sealing device. On July 12, 2000, after our receipt of FDA approval, Datascope recommenced this litigation, alleging that the Duett sealing device infringes a United States patent held by Datascope and requesting relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by our alleged infringement, and other costs, disbursements and attorneys' fees. We believe the allegations included in the complaint are without merit. Both parites have brought motions for summary judgment, and the lawsuit is scheduled for trial as early as September 2002. It is not possible to predict the timing or outcome of the Datascope litigation, including whether we will be prohibited from selling our Duett sealing device in the United States or internationally, or to estimate the amount or range of potential loss, if any.

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

      From time to time we are involved in legal proceedings arising in the normal course of our business. Other than as described above, as of the date of this report we are not a party to any legal proceeding in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) Not applicable

        (b) Not applicable

        (c) Not applicable

        (d) On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $16.5 million of the net proceeds to hire, train and deploy a direct sales force in the United States, $3.0 million for general corporate purposes, and $1.6 million for the purchase of the Acolysis assets from Angiosonics.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of Shareholders of the Company was held on April 16, 2002 at which time (i) six nominees were elected to the Board of Directors for one-year terms and (ii) the appointment of Ernst & Young LLP as the independent auditors of the Company was approved. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected.

The voting results were as follows:

                                                                 Broker
                                       For       Against   Withheld    Non-Votes
                                       ---       -------   --------    ---------
Election of Directors:
    Paul O'Connell                  12,047,170      0      138,368        0
    James Jacoby, Jr.               12,056,321      0      129,217        0
    Michael Kopp                    12,056,646      0      128,892        0
    Gerard Langeler                 12,054,646      0      130,892        0
    Richard Nigon                   12,043,446      0      142,092        0
    Howard Root                     11,850,575      0      334,963        0

Approval of Independent Auditors    12,056,030   111,978    17,530        0


ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits:

                 10.1     Stock Option and Stock Award Plan as Amended July 16,
                          2002

                 99.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

        (b)      Reports on Form 8-K:

                 We filed a Form 8-K on May 1, 2002 to report the acquisition of assets related to the Acolysis system from Angiosonics. There were no financial statements required to be filed with the Form 8-K.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VASCULAR SOLUTIONS, INC.

Date: August 9, 2002                    By: /s/ Howard Root
                                            -------------------------
                                            Howard Root
                                            CHIEF EXECUTIVE OFFICER
                                            (Duly authorized officer)