Form 10-Q
period 2002-09-30
VASCULAR SOLUTIONS INC
filed 2002-10-18
CIK 1030206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _______ TO _______


                         Commission File Number: 0-27605
                              --------------------

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




                              --------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The registrant had 13,151,584 shares of common stock, $.01 par value per share, outstanding as of October 8, 2002.

================================================================================

                            VASCULAR SOLUTIONS, INC.

                                      INDEX


                                                                            PAGE
                                                                            ----


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                                      2

             Consolidated Statements of Operations                            3

             Consolidated Statements of Cash Flows                            4

             Notes to Unaudited Consolidated Financial Statements             5

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        7

     Item 3. Quantitative and Qualitative Disclosure About Market Risks       11

     Item 4. Controls and Procedures                                          11

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                11

     Item 2. Changes in Securities and Use of Proceeds                        12

     Item 3. Defaults upon Senior Securities                                  13

     Item 4. Submission of Matters to a Vote of Security Holders              13

     Item 5. Other Information                                                13

     Item 6. Exhibits and Reports on Form 8-K                                 13

                            VASCULAR SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                             2002               2001
                                                                        --------------     --------------
                                                                          (Unaudited)           (Note)
ASSETS
Current assets:
    Cash and cash equivalents ......................................    $   23,728,786     $   33,318,115
    Accounts receivable, net of allowance for doubtful
        accounts of $150,000 in 2002 and $174,526 in 2001 ..........         1,243,825          1,285,011
    Inventories ....................................................         2,146,460          1,782,363
    Prepaid expenses ...............................................           343,534            289,888
                                                                        --------------     --------------
Total current assets ...............................................        27,462,605         36,675,377

Property and equipment, net ........................................           819,617            917,579
Intangible assets ..................................................           971,970                 --

                                                                        --------------     --------------
Total assets .......................................................    $   29,254,192     $   37,592,956
                                                                        ==============     ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...............................................    $    1,655,588     $      876,891
    Accrued compensation ...........................................           854,055            923,705
    Accrued expenses ...............................................            97,213            162,476
                                                                        --------------     --------------
Total current liabilities ..........................................         2,606,856          1,963,072

Commitments and contingencies

Shareholders' equity:
    Common Stock, $.01 par value:
        Authorized shares - 40,000,000
        Issued and outstanding - June 30, 2002 - 13,173,084;
           December 31, 2001 - 13,327,002 ..........................           131,731            133,270
Additional paid-in capital .........................................        70,630,361         70,712,174
Other ..............................................................           (71,940)          (100,834)
Accumulated deficit ................................................       (44,042,816)       (35,114,726)
                                                                        --------------     --------------
Total shareholders' equity .........................................        26,647,336         35,629,884
                                                                        --------------     --------------
Total liabilities and shareholders' equity .........................    $   29,254,192     $   37,592,956
                                                                        ==============     ==============

SEE ACCOMPANYING NOTES.

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

                            VASCULAR SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                         2002             2001             2002             2001
                                                     ------------     ------------     ------------     ------------
                                                              (unaudited)                        (unaudited)

Net sales .......................................    $  3,040,758     $  2,528,994     $  9,172,707     $  9,192,179
Cost of goods sold ..............................       1,224,151        1,084,631        3,757,329        3,688,708
                                                     ------------     ------------     ------------     ------------
Gross profit ....................................       1,816,607        1,444,363        5,415,378        5,503,471

Operating expenses:
     Research and development ...................         817,850        1,061,669        2,571,214        3,019,431
     Clinical and regulatory ....................         330,865          314,662        1,025,440          961,358
     General and administrative .................         520,616          616,176        1,606,578        2,193,490
     Sales and marketing ........................       2,870,147        3,342,840        9,458,240        9,471,270
     Amortization of purchased technology .......          54,375               --           90,625               --
                                                     ------------     ------------     ------------     ------------
Total operating expenses ........................       4,593,853        5,335,347       14,752,097       15,645,549
                                                     ------------     ------------     ------------     ------------

Operating loss ..................................      (2,777,246)      (3,890,984)      (9,336,719)     (10,142,078)

Interest income .................................         143,292          369,794          408,629        1,451,487
                                                     ------------     ------------     ------------     ------------
Net loss ........................................    $ (2,633,954)    $ (3,521,190)    $ (8,928,090)    $ (8,690,591)
                                                     ============     ============     ============     ============

Basic and diluted net
     loss per share .............................    $      (0.20)    $      (0.27)    $      (0.67)    $      (0.66)
                                                     ============     ============     ============     ============

Shares used in computing
     basic and diluted net loss
     per share ..................................      13,368,006       13,247,040       13,360,889       13,185,989
                                                     ============     ============     ============     ============

SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                                         2002            2001            2002            2001
                                                                     ------------    ------------    ------------    ------------
                                                                              (unaudited)                     (unaudited)
OPERATING ACTIVITIES
Net loss for the period ..........................................   $ (2,633,954)   $ (3,521,190)   $ (8,928,090)   $ (8,690,591)
Adjustments to reconcile net loss:
     Depreciation and amortization ...............................        177,569         110,114         455,752         317,867
     Value of options granted for services .......................             --              --              --          10,398
     Deferred compensation expense ...............................         17,672          14,457          56,774          41,948
     Changes in operating assets and liabilities:
        Accounts receivable ......................................        345,109         600,484          41,186         655,941
        Inventories ..............................................         62,354         295,105          99,511         112,104
        Prepaid expenses .........................................       (167,614)         70,729         (53,646)        (26,081)
        Accounts payable .........................................        385,470        (279,303)        778,697        (163,077)
        Accrued compensation and expenses ........................       (169,552)        (98,141)       (134,913)       (629,796)
                                                                     ------------    ------------    ------------    ------------
Net cash used in operating activities ............................     (1,982,946)     (2,807,745)     (7,684,729)     (8,371,287)

INVESTING ACTIVITIES
     Purchases of property and equipment .........................        (45,370)        (77,402)       (243,165)       (352,157)
     Purchase of Acolysis assets .................................             --              --      (1,550,203)             --
                                                                     ------------    ------------    ------------    ------------
Net cash used in investing activities ............................        (45,370)        (77,402)     (1,793,368)       (352,157)

FINANCING ACTIVITIES
     Proceeds from exercise of stock options and sale of stock ...             --         138,686         129,200         492,992
     Repurchase of common stock ..................................       (212,552)             --        (212,552)             --
                                                                     ------------    ------------    ------------    ------------
Net cash provided by financing activities ........................       (212,552)        138,686         (83,352)        492,992
                                                                     ------------    ------------    ------------    ------------

Effect of exchange rate changes on cash and cash equivalents .....        (17,847)          5,661         (27,880)        (15,093)
Increase (decrease) in cash and cash equivalents .................     (2,258,715)     (2,740,800)     (9,589,329)     (8,245,545)
Cash and cash equivalents at beginning of period .................     25,987,501      38,592,818      33,318,115      44,097,563
                                                                     ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period .......................   $ 23,728,786    $ 35,852,018    $ 23,728,786    $ 35,852,018
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


(2)      COMPUTATION OF NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS 128), basic net loss per share for the three and nine months ended September 30, 2002 and 2001 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per share is computed by dividing net loss by the weighted average common and dilutive potential common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per share, because the effect of outstanding options, warrants and convertible preferred stock is antidilutive.


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

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


(4)      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     2002            2001
                                                     ----            ----
                                                 (unaudited)

           Raw materials ....................    $  1,646,437    $  1,294,507
           Work-in process ..................         197,135         305,527
           Finished goods ...................         302,888         182,329
                                                 ------------    ------------
                                                 $  2,146,460    $  1,782,363
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

         With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the nine months ended September 30, 2002 and 2001 were 89% and 90% in the United States, respectively, and 11% and 10% in international markets, respectively. There have been no material losses on accounts receivable.

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

         No single customer represented greater than 10% of the total net sales for the three and nine months ended September 30, 2002 and 2001.


(6)      RECLASSIFICATION

         Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We develop, manufacture and market the Vascular Solutions Duett(TM) sealing device, the Diagnostic Duett(TM) sealing device, the D-Stat(TM) flowable hemostat and the Acolysis(R) intravascular therapeutic ultrasound system. Our Duett sealing device is designed to provide a complete seal of the puncture site following catheterization procedures such as angiography, angioplasty and stenting. The Diagnostic Duett is a version of the Duett sealing device that is tailored specifically for treating diagnostic patients. The D-Stat flowable hemostat is a thick, yet flowable blood clotting material that is used in a wide variety of interventional medical procedures for the local control of bleeding. We commenced operations in February 1997, and during 1998 and 1999 we received regulatory approvals to market our Duett sealing device in several international markets, principally in Europe. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of our Duett sealing device in the United States. As a result, during the third quarter of 2000 we commenced sales of the Duett in the United States through our direct sales force. We commenced sales of the Diagnostic Duett in the United States in December 2001, and commenced sales of the D-Stat in the United States in February 2002. On April 2, 2002, we acquired the assets of the Acolysis system from the secured creditors of Angiosonics, Inc. The Acolysis controller and probes have been sold in international markets, principally in Europe and China, for over two years. During the second quarter of 2002, we commenced international sales of the Acolysis probes.

      We have a limited history of operations and have experienced significant operating losses since inception. As of September 30, 2002, we had an accumulated deficit of $44.0 million. We may never achieve profitability, or if we achieve profitability it may not be sustained in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Net sales increased 20% to $3,040,758 for the three months ended September 30, 2002 from $2,528,994 for the three months ended September 30, 2001. The increase in net sales was attributable to the release of the next generation "Pro" line of our Duett sealing device during the quarter which resulted in an 8% increase in our Duett product compared to the year ago quarter. The addition of D-Stat and Acolysis products, both of which were introduced in 2002, also contributed to the growth. Net sales for the three months ended September 30, 2002 for the Duett, D-Stat flowable hemostat, and Acolysis were $2,756,455, $244,578, and $39,725 respectively.

      Gross profit as a percentage of net sales was 60% for the three months ended September 30, 2002 compared to 57% for the three months ended September 30, 2001. Beginning July 1, 2001, a royalty expense of 2.5% of net sales is included in our cost of goods sold related to an agreement that settled all existing intellectual property litigation with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q).

      Research and development expenses decreased 23% to $817,850 for the three months ended September 30, 2002 from $1,061,669 for the three months ended September 30, 2001. Research and development expenses consist primarily of development of next generation Duett devices as well as new interventional devices. We focused most of our attention on the Mechanical Duett and D-Stat Dry during the third quarter. The Mechanical Duett is a new concept for femoral arterial sealing, and the D-Stat Dry is a lyophilized version of the D-Stat that can be packaged pre-mixed and applied dry in combination with a custom compression band or bandage. The decrease in research and development spending is due to more focused spending and efficiencies, not any program cancellations. We expect our research and development expenses to increase slightly in the future as we continue work on product improvements and product line extensions.

      Clinical and regulatory expenses increased 5% to $330,865 for the three months ended September 30, 2002 from $314,662 for the three months ended September 30, 2001. This increase is attributable to a modest increase in the number of products and product improvements compared to the prior year. We expect clinical and regulatory expenses to increase modestly in the future as we pursue new products such as the Mechanical Duett and D-Stat Dry, perform clinical studies for additional indications for our existing D-Stat flowable hemostat, and as we incur expenses for additional marketing studies of our Duett sealing devices.

      General and administrative expenses decreased 16% to $520,616 for the three months ended September 30, 2002 from $616,176 for the three months ended September 30, 2001. The three months ended September 30, 2001 included approximately $200,000 for legal expenses relating to our settlement with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q) compared to approximately $100,000 for legal expenses related to the patent litigation with Datascope Corp. in the three months ended September 30, 2002. We currently anticipate that general and administrative expenses will increase by modest amounts for the foreseeable future as we continue to incur litigation expenses related to the existing Datascope litigation.

      Sales and marketing expenses decreased 14% to $2,870,147 for the three months ended September 30, 2002 from $3,342,840 for the three months ended September 30, 2001. As of September 30, 2002, our direct sales force consisted of approximately 53 employees, which we expect to remain relatively stable through the end of 2002. As a result, we expect our sales and marketing expenses to continue to remain relatively stable for the foreseeable future.

      Amortization of purchased technology was $54,375 for the three months ended September 30, 2002 and $0 for the three months ended September 30, 2001. The amortization was the result of our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 to purchased technology and are amortizing the amount over four years.

      Interest income decreased to $143,292 for the three months ended September 30, 2002 from $369,794 for the three months ended September 30, 2001 primarily as a result of lower interest rates and lower cash balances compared to the previous comparable period.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

      Net sales were $9,172,707 for the nine months ended September 30, 2002 compared to $9,192,179 for the nine months ended September 30, 2001. Net sales of the Duett sealing device decreased by approximately $300,000 due to a revised focus on clinical sales of our Duett devices beginning in the last part of 2001, which was offset by sales of the D-Stat flowable hemostat and Acolysis. Beginning in mid-2001, our U.S. distribution strategy for the Duett has focused on serving our existing accounts to provide better account retention and use per account. Net sales for the nine months ended September 30, 2002 for the Duett, D-Stat flowable hemostat and Acolysis were $8,612,704, $515,409, and 44,594 respectively.

      Gross profit as a percentage of net sales was 59% for the nine months ended September 30, 2002 compared to 60% for the nine months ended September 30, 2001. Beginning July 1, 2001, a royalty expense of 2.5% of net sales is included in our cost of goods sold related to an agreement that settled all existing intellectual property litigation with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q).

      Research and development expenses decreased 15% to $2,571,214 for the nine months ended September 30, 2002 from $3,019,431 for the nine months ended September 30, 2001. Research and development expenses consist primarily of development of next generation Duett devices as well as new interventional devices. As stated above, the decrease in spending is due to more focused spending and efficiencies, not any program cancellations. We expect our research and development expenses to increase slightly in the future as we continue work on product improvements and product line extensions.

      Clinical and regulatory expenses increased 7% to $1,025,440 for the nine months ended September 30, 2002 from $961,358 for the nine months ended September 30, 2001. As stated above, the increase is attributable to a modest increase in the number of products and product improvements.

      General and administrative expenses decreased 27% to $1,606,578 for the nine months ended September 30, 2002 from $2,193,490 for the nine months ended September 30, 2001. The nine months ended September 30, 2001 included a one-time charge of $350,000 incurred in connection with the settlement of our patent litigation with St. Jude Medical, Inc. (See "Legal Proceedings" in Item 1 of
Part II of this Form 10-Q). The remaining decrease is the result of lower personnel costs from the prior year.

      Sales and marketing expenses had no change at $9,458,240 for the nine months ended September 30, 2002 compared to $9,471,270 for the nine months ended September 30, 2001. As a result, we expect our sales and marketing expenses to continue to remain relatively stable for the foreseeable future.

      Amortization of purchased technology was $90,625 for the nine months ended September 30, 2002 and $0 for the nine months ended September 30, 2001. The amortization was the result of our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 of the purchase price to purchased technology and are amortizing the amount over four years.

      Interest income decreased to $408,629 for the nine months ended September 30, 2002 from $1,451,487 for the nine months ended September 30, 2001 primarily as a result of lower interest rates and lower cash balances compared to the previous comparable period.

INCOME TAXES

      We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

      As of September 30, 2002, we had approximately $41.0 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2014. As of September 30, 2002, we also had federal and state research and development tax credit carryforwards of approximately $1.5 million which begin to expire in the year 2014. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

      We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed all of our operations since inception through the issuance of equity securities. Through September 30, 2002, we had sold common stock and preferred stock generating aggregate net proceeds of $70.2 million. At September 30, 2002, we had $23.7 million in cash and cash equivalents on-hand. During the three months ended September 30, 2002, we used $2 million of cash and cash equivalents in operating activities primarily to fund our net loss for the period of $2.6 million. We also used $212,552 to repurchase 229,800 shares under our stock repurchase program. In August, the Board of Directors adopted a stock repurchase program to acquire up to 1 million shares in open market transactions. The program does not obligate the company to acquire any specific number of shares and may be discontinued at any time. Our capital expenses to acquire manufacturing and office equipment totaled $45,370 during the three months ended September 30, 2002.

      We do not have any significant cash commitments related to supply agreements, nor do we have any commitments for capital expenditures.

      We currently anticipate that we will continue to experience a negative cash flow and our expenses will be a material use of our cash resources. We anticipate that our operating losses will continue through at least December 31, 2003. We believe that current cash balances along with cash generated from the future sales of products will be sufficient to meet our operating and capital requirements for the remainder of 2002, all of 2003 and all of 2004. Our liquidity and capital requirements beyond 2004 will depend on numerous factors, including the extent to which our products gain market acceptance and competitive developments.

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


ITEM 4.  CONTROLS AND PROCEDURES

         (a)      Evaluation of disclosure controls and procedures.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

         (b)      Changes in internal controls.

      There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On July 23, 1999, we were named as the defendant in a patent infringement lawsuit brought by Datascope Corp. in the United States District Court for the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes and, following FDA approval will infringe, a United States patent held by Datascope and asks for relief in the form of an injunction that would prevent us from selling our product in the United States as well as an award of attorneys' fees, costs and disbursements. On August 12, 1999, we filed our answer to this lawsuit and brought a counterclaim alleging unfair competition and tortious interference. On August 20, 1999, we moved for summary judgement to dismiss Datascope's claims. On March 15, 2000, the court granted summary judgment dismissing all of Datascope's claims, subject to the right of Datascope to recommence the litigation after our receipt of FDA approval of our Duett sealing device. On July 12, 2000, after our receipt of FDA approval, Datascope recommenced this litigation, alleging that the Duett sealing device infringes a United States patent held by Datascope and requesting relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by our alleged infringement, and other costs, disbursements and attorneys' fees. In 2002 both parties brought motions for summary judgment, and in August 2002 the Court denied Vascular Solutions' motion for summary judgment and granted Datascope's partial motion for summary judgment. The court's decision allows the litigation to proceed to trial on the issues of damages, if any, with the trial currently in the process of being scheduled for the fourth quarter of 2002. It is not possible to predict the timing or outcome of the Datascope litigation, including whether we will be prohibited from selling our Duett sealing device in the United States, or to estimate the amount or range of potential loss, if any.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) Not applicable

        (b) Not applicable

        (c) Not applicable

        (d) On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. On August 15, 2000, the
             underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $18.0 million of the net proceeds to hire, train and deploy a direct sales force in the United States, $3.5 million for general corporate purposes, and $1.6 million for the purchase of the Acolysis assets from Angiosonics.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                10.1 Lease Agreement dated August 30, 2002 by and between First Industrial, L.P. as Landlord and Vascular Solutions, Inc. as Tenant.

                99.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        (b)     Reports on Form 8-K:

                We did not file any Current Report on Form 8-K during the quarter ended September 30, 2002.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VASCULAR SOLUTIONS, INC.

Date: October 18, 2002                     By: /s/ Howard Root
                                               -------------------------
                                               Howard Root
                                               CHIEF EXECUTIVE OFFICER
                                               (Duly authorized officer)

                                 CERTIFICATIONS

         I, Howard Root, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Vascular Solutions, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 18, 2002

                                               /s/ Howard Root
                                               -------------------------
                                               Howard Root
                                               Chief Executive Officer and
                                               Acting Chief Financial
                                               Officer (Principal executive
                                               officer and principal
                                               financial officer)