Form 10-Q
period 2003-03-31
VASCULAR SOLUTIONS INC
filed 2003-05-02
CIK 1030206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


                                       OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM __________ TO ___________


                         Commission File Number: 0-27605
                               ------------------

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


                               ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The registrant had 12,811,739 shares of common stock, $.01 par value per share, outstanding as of April 15, 2003.

================================================================================

                            VASCULAR SOLUTIONS, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)

                Consolidated Balance Sheets                                   2

                Consolidated Statements of Operations                         3

                Consolidated Statements of Cash Flows                         4

                Notes to Unaudited Consolidated Financial Statements          5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           7

        Item 3. Quantitative and Qualitative Disclosure About Market Risks   12

        Item 4. Controls and Procedures                                      12

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                            12

        Item 2. Changes in Securities and Use of Proceeds                    13

        Item 3. Defaults upon Senior Securities                              13

        Item 4. Submission of Matters to a Vote of Security Holders          14

        Item 5. Other Information                                            14

        Item 6. Exhibits and Reports on Form 8-K                             14

                            VASCULAR SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,        DECEMBER 31,
                                                                              2003               2002
                                                                         -------------------------------
                                                                           (unaudited)        (see note)
ASSETS
Current assets:
   Cash and cash equivalents ......................................      $  1,772,947       $  1,835,059
   Available-for-sale securities ..................................        11,625,320         14,914,444
   Accounts receivable, net of reserves of $120,000 and $130,000 in
     2003 and 2002, respectively ..................................         1,438,314          1,357,946
   Inventories ....................................................         3,031,632          2,132,516
   Prepaid expenses ...............................................           388,867            326,773
                                                                         -------------------------------
Total current assets ..............................................        18,257,080         20,566,738

Property and equipment, net .......................................           683,867            795,885
Intangible assets, net ............................................           863,220            917,595
                                                                         -------------------------------
Total assets ......................................................      $ 19,804,167       $ 22,280,218
                                                                         ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................      $  1,103,506       $    771,078
   Accrued compensation ...........................................           724,429            886,130
   Accrued expenses ...............................................           326,429            253,777
                                                                         -------------------------------
Total current liabilities .........................................         2,154,364          1,910,985

Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 12,812,739 - 2003;
       12,880,839 - 2002 ..........................................           128,127            128,808
   Additional paid-in capital .....................................        70,292,496         70,355,343
   Other ..........................................................           (80,158)           (21,278)
   Accumulated deficit ............................................       (52,690,662)       (50,093,640)
                                                                         -------------------------------
Total shareholders' equity ........................................        17,649,803         20,369,233
                                                                         -------------------------------
Total liabilities and shareholders' equity ........................      $ 19,804,167       $ 22,280,218
                                                                         ===============================

SEE ACCOMPANYING NOTES.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   2003             2002
                                              -----------------------------
                                                        (unaudited)

Net sales ................................    $  2,968,284     $  2,803,420
Cost of goods sold .......................       1,222,591        1,206,918
                                              -----------------------------
Gross profit .............................       1,745,693        1,596,502

Operating expenses:
   Research and development ..............         833,571          897,125
   Clinical and regulatory ...............         340,692          315,273
   Sales and marketing ...................       2,675,384        3,475,159
   General and administrative ............         500,843          597,767
   Amortization of purchased technology ..          54,375               --
                                              -----------------------------
Total operating expenses .................       4,404,865        5,285,324
                                              -----------------------------

Operating loss ...........................      (2,659,172)      (3,688,822)
Interest income ..........................          62,150          137,825
                                              -----------------------------

Net loss .................................    $ (2,597,022)    $ (3,550,997)
                                              =============================

Basic and diluted net loss per share .....    $      (0.20)    $      (0.27)
                                              =============================

Shares used in computing basic and diluted
   net loss per share ....................      12,843,865       13,333,113
                                              =============================


SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             2003            2002
                                                         ---------------------------
                                                                  (unaudited)
OPERATING ACTIVITIES
Net loss ............................................    $(2,597,022)    $(3,550,997)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation ...................................        131,254         119,458
     Amortization ...................................         54,375              --
     Deferred compensation expense ..................         17,901          20,601
     Changes in operating assets and liabilities:
       Accounts receivable ..........................        (80,367)         29,878
       Inventories ..................................       (899,116)       (447,768)
       Prepaid expenses .............................        (62,094)         50,926
       Accounts payable .............................        332,427         404,789
       Accrued compensation and expenses ............        (89,049)       (237,956)
                                                         ---------------------------
Net cash used in operating activities ...............     (3,191,691)     (3,611,069)

INVESTING ACTIVITIES
Purchase of property and equipment, net .............        (19,236)       (157,563)
Purchase of securities ..............................     (4,875,876)     (7,338,462)
Proceeds from sales of securities ...................      8,165,000       7,367,749
                                                         ---------------------------
Net cash provided by (used in) investing activities .      3,269,888        (128,276)

FINANCING ACTIVITIES
Proceeds from exercise of stock options .............             --          20,000
Repurchase of common stock ..........................        (63,528)             --
Net cash (used in) provided by financing activities .        (63,528)         20,000
                                                         ---------------------------

Effect of exchange rate changes on cash and cash
   equivalents ......................................        (76,781)         (3,453)
                                                         ---------------------------
(Decrease) increase in cash and cash equivalents ....        (62,112)     (3,722,798)
Cash and cash equivalents at beginning of period ....      1,835,059       9,091,640
                                                         ---------------------------
Cash and cash equivalents at end of period ..........    $ 1,772,947     $ 5,368,842
                                                         ===========================

SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Vascular Solutions, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)      STOCK BASED COMPENSATION

         At March 31, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employer compensation.

                                                        QUARTER ENDED MARCH 31
                                                        2003            2002
                                                    ---------------------------

         Net loss, as reported .................    $(2,597,022)    $(3,550,997)
         Deduct: Total stock-based employee
           compensation expense determined under
           fair-value-based method for all
           awards ..............................       (208,227)       (585,024)
                                                    ---------------------------
         Pro forma net loss ....................    $(2,805,249)    $(4,136,021)
                                                    ===========================

         Net loss per share:
         Basic and diluted - as reported .......    $     (0.20)    $     (0.27)
                                                    ===========================
         Basic and diluted - pro forma .........    $     (0.22)    $     (0.31)
                                                    ===========================

(3)      COMPUTATION OF NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS 128), basic net loss per share for the three months ended March 31, 2003 and 2002 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. For all periods presented, diluted loss per share is the same as basic loss per

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

         share, because the effect of outstanding options, warrants and convertible preferred stock is antidilutive.

(4)      COMPREHENSIVE LOSS

         Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three months ended March 31, 2003 and March 31, 2002 was as follows:

                                             MARCH 31,         MARCH 31,
                                               2003              2002
                                            (unaudited)       (unaudited)

         Net Loss ...................      $(2,597,022)      $(3,550,997)
         Foreign currency translation
         adjustments ................          (76,781)           (3,453)

                                           -----------       -----------
         Comprehensive loss .........      $(2,673,803)      $(3,554,450)
                                           ===========       ===========

 (5)     REVENUE RECOGNITION

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

(6)      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

                                            MARCH 31,   DECEMBER 31,
                                              2003          2002
                                           ----------    ----------
                                           (unaudited)

         Raw materials ..............      $2,084,902    $1,561,943
         Work-in process ............          99,680       138,134
         Finished goods .............         847,050       432,439
                                           ----------    ----------
                                           $3,031,632    $2,132,516
                                           ==========    ==========

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED

(7)      CONCENTRATIONS OF CREDIT AND OTHER RISKS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. The Company maintains its accounts for cash and cash equivalents and available-for-sale securities principally at one major bank and two investment firms in the United States. The Company has a formal written investment policy that restricts the placement of investments to issuers evaluated as creditworthy. The Company has not experienced any losses on its deposits of its cash and cash equivalents or available-for-sale securities.

         With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the three months ended March 31, 2003 and 2002 were 88% and 91% in the United States, respectively, and 12% and 9% in international markets, respectively. There have been no material losses on accounts receivable.

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

         No single customer represented greater than 10% of the total net sales for the three months ended March 31, 2003 and 2002.

  (8)    RECLASSIFICATION

         Certain 2003 amounts have been reclassified to conform to the 2002 presentation.

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

      We have a limited history of operations and have experienced significant operating losses since inception. As of March 31, 2003, we had an accumulated deficit of $52.7 million. Although we have experienced revenue growth in recent periods, this growth may not be sustainable and, therefore, these recent periods should not be considered indicative of future performance. We may never achieve profitability, or if we achieve profitability it may not be sustained in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

      Net sales increased 6% to $2,968,284 for the three months ended March 31, 2003 from $2,803,420 for the three months ended March 31, 2002. The increase in net sales was attributable to the addition of D-Stat and Acolysis products, both of which were introduced in 2002. Net sales for the three months ended March 31, 2003 for the Duett, D-Stat flowable hemostat, and Acolysis were $2,661,550, $271,588, and $35,146 respectively.

       Gross profit as a percentage of net sales was 59% for the three months ended March 31, 2003 compared to 57% for the three months ended March 31, 2002. The increase in the gross margin was attributable to the increase in sales of our two new higher margin products.

      Research and development expenses decreased 7% to $833,571 for the three months ended March 31, 2003 from $897,125 for the three months ended March 31, 2002. Research and development expenses consist primarily of development of next generation Duett devices as well as new interventional devices. Additional interventional medical devices that we incurred research and development expenses on include the D-Stat Dry hemostatic bandage, the D-Stat Radial hemostat band, the Pronto extraction catheter and a minimally invasive varicose vein treatment device.

      The Mechanical Duett is a new concept that utilizes an immediate and complete mechanical seal of the arterial puncture to obtain hemostasis. The D-Stat Dry bandage consists of a freeze-dried pad of the D-Stat procoagulant which can be applied to topical bleeding with a custom adhesive bandage. The D-Stat Radial hemostat band is a customized compression device with the power of the D-Stat procoagulant for sealing the arterial puncture following catheterization procedures utilizing the radial artery in the wrist. The Pronto catheter consists of an extraction catheter with a proprietary atraumatic distal tip and large extraction lumen for the removal of soft thrombus from arteries. The decrease in research and development spending is due to more focused spending and efficiencies, not any program cancellations. We expect our research and development expenses to increase slightly in the future as we continue work on product improvements and product line extensions.

      Clinical and regulatory expenses increased 8% to $340,692 for the three months ended March 31, 2003 from $315,273 for the three months ended March 31, 2002. This increase is attributable to a modest increase in the number of products and product improvements compared to the prior year. We expect clinical and regulatory expenses to increase modestly in the future as we pursue new products such as the Mechanical Duett and D-Stat Dry and perform a clinical study for an additional indication for our existing D-Stat flowable hemostat called the D-Stat "Pocket Protector" clinical study.

      General and administrative expenses decreased 16% to $500,843 for the three months ended March 31, 2003 from $597,767 for the three months ended March 31, 2002. The three months ended March 31, 2002 included approximately $125,000 for legal expenses relating to our settlement with Datascope Corporation (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q). We currently anticipate that general and administrative expenses will be below $500,000 for the foreseeable future.

      Sales and marketing expenses decreased 23% to $2,675,384 for the three months ended March 31, 2003 from $3,475,159 for the three months ended March 31, 2002. We increased net sales 6% during the quarter ended March 31, 2003 compared to the year ago quarter while decreasing sales and marketing expenses 23%. As of March 31, 2003 our direct sales force consisted of approximately 53 employees, which we expect to remain relatively stable through the end of 2003. As a result, we expect our sales and marketing expenses to continue to remain relatively stable for the foreseeable future.

      Amortization of purchased technology was $54,375 for the three months ended March 31, 2003 and $0 for the three months ended March 31, 2002. The amortization was the result of our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 to purchased technology and are amortizing the amount over four years.

      Interest income decreased to $62,150 for the three months ended March 31, 2003 from $137,825 for the three months ended March 31, 2002 primarily as a result of lower interest rates and lower cash balances compared to the previous comparable period.

INCOME TAXES

      We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

      As of March 31, 2003, we had approximately $48.6 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of March 31, 2003, we also had federal and state research and development tax credit carryforwards of approximately $1.3 million which begin to expire in the year 2013. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

      We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      We have financed all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through March 31, 2003, we have sold common stock and preferred stock generating aggregate net proceeds of $70.2 million. At March 31, 2003, we had $13.4 million in cash, cash equivalents and available-for-sale securities on-hand.

      During the three months ended March 31, 2003, we used $3.2 million in operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $2.6 million, which was offset by depreciation and amortization of $185,629. We generated proceeds of $3,269,888 in investing activities, primarily from the net sales of investment securities of $3,289,124. We used $63,528 in financing activities for the repurchase of 68,100 shares of our common stock, we have now purchased a total of 677,000 shares under our stock repurchase program. In August of 2002, the Board of Directors adopted a stock repurchase program to acquire up to 1 million shares in open market transactions. The program does not obligate the company to acquire any specific number of shares and may be discontinued at any time.

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

CRITICAL ACCOUNTING POLICIES:

      The critical accounting policies of the Company are set forth below. We believe the policies set forth below are the most critical to an investor's understanding of our financial results and condition, and require complex management judgment.

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

REVENUE RECOGNITION

      We recognize revenue upon shipment of products to customers, net of estimated returns. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. Vascular Solutions, Inc. desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases "will likely," "is expected," "will continue," "is anticipated," "estimate," "projected," "forecast," or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, the Company identifies the following important general factors which if altered from the current status could cause the Company's actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, defense of patent infringement lawsuits, adoption of our new sealing methodology, reliance primarily on one product, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the FDA related to the Duett sealing device, the loss of key vendors and those factors set forth under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. This list is not exhaustive, and the Company may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivables. We maintain our accounts for cash and cash equivalents and available-for-sale securities principally at one major bank and two investment firms in the United States. We have a formal written investment policy that restricts the placement of investments to issuers evaluated as creditworthy. We have not experienced any losses on our deposits of our cash and cash equivalents.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable

         (b) Not applicable

         (c) Not applicable

         (d) On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $20.0 million of the net proceeds to hire, train and deploy a direct sales force in the United States, $1.6 million for the purchase of the Acolysis assets from Angiosonics, $4.1 million to settle the St. Jude and Datascope litigation, $3.0 million for research and development of new products and $4.9 million for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

99.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K:

         We filed a Form 8-K on April 21, 2003 to report our press release dated April 14, 2003 on our first quarter results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                VASCULAR SOLUTIONS, INC.

Date:  April 30, 2003                              By: /s/ Howard Root
                                                       -------------------------
                                                       Howard Root
                                                       CHIEF EXECUTIVE OFFICER
                                                       (Duly authorized officer)

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

Date: April 30, 2003                      By: /s/ Howard Root
                                              ----------------------------------
                                              Howard Root
                                              CHIEF EXECUTIVE OFFICER AND ACTING
                                              CHIEF FINANCIAL OFFICER