Form 10-Q
period 2003-06-30
VASCULAR SOLUTIONS INC
filed 2003-08-08
CIK 1030206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM _______ TO ________


                         Commission File Number: 0-27605
                                 ---------------

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



                                 ---------------



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

The registrant had 12,822,363 shares of common stock, $.01 par value per share, outstanding as of July 15, 2003.

================================================================================

                            VASCULAR SOLUTIONS, INC.

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)

                 Consolidated Balance Sheets                                  2

                 Consolidated Statements of Operations                        3

                 Consolidated Statements of Cash Flows                        4

                 Notes to Unaudited Consolidated Financial Statements         5

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8

         Item 3. Quantitative and Qualitative Disclosure About Market
                  Risks                                                      13

         Item 4. Controls and Procedures                                     13


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           14

         Item 2. Changes in Securities and Use of Proceeds                   14

         Item 3. Defaults upon Senior Securities                             15

         Item 4. Submission of Matters to a Vote of Security Holders         15

         Item 5. Other Information                                           15

         Item 6. Exhibits and Reports on Form 8-K                            15

                            VASCULAR SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,        DECEMBER 31,
                                                                             2003               2002
                                                                         -------------------------------
                                                                          (unaudited)        (see note)
ASSETS
Current assets:
   Cash and cash equivalents ......................................      $  2,568,772       $  1,835,059
   Available-for-sale securities ..................................         8,013,223         14,914,444
   Accounts receivable, net of reserves of $150,000 and $130,000 in
     2003 and 2002, respectively ..................................         1,339,008          1,357,946
   Inventories ....................................................         3,251,908          2,132,516
   Prepaid expenses ...............................................           206,413            326,773
                                                                         -------------------------------
Total current assets ..............................................        15,379,324         20,566,738

Property and equipment, net .......................................           721,085            795,885
Intangible assets, net ............................................           808,845            917,595
                                                                         -------------------------------
Total assets ......................................................      $ 16,909,254       $ 22,280,218
                                                                         ===============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................      $    701,534       $    771,078
   Accrued compensation ...........................................           849,271            886,130
   Accrued expenses ...............................................           293,127            253,777
                                                                         -------------------------------
Total current liabilities .........................................         1,843,932          1,910,985

Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares - 12,816,463 - 2003;
       12,880,839 - 2002 ..........................................           128,165            128,808
   Additional paid-in capital .....................................        70,273,616         70,355,343
   Other ..........................................................            37,203            (21,278)
   Accumulated deficit ............................................       (55,373,662)       (50,093,640)
                                                                         -------------------------------
Total shareholders' equity ........................................        15,065,322         20,369,233
                                                                         -------------------------------
Total liabilities and shareholders' equity ........................      $ 16,909,254       $ 22,280,218
                                                                         ===============================

SEE ACCOMPANYING NOTES.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                     2003               2002               2003               2002
                                                ---------------------------------------------------------------------
                                                                (unaudited)                         (unaudited)
Net sales ................................      $  2,724,721       $  3,328,529       $  5,693,005       $  6,131,948
Cost of goods sold .......................         1,085,592          1,326,260          2,308,183          2,533,178
                                                ---------------------------------------------------------------------
Gross profit .............................         1,639,129          2,002,269          3,384,822          3,598,770

Operating expenses:
   Research and development ..............         1,070,536            762,501          1,904,107          1,659,626
   Clinical and regulatory ...............           408,465            379,302            749,157            694,575
   Sales and marketing ...................         2,381,941          3,112,935          5,057,324          6,588,094
   General and administrative ............           447,327            581,932            948,170          1,179,699
   Amortization of purchased technology ..            54,375             36,250            108,750             36,250
                                                ---------------------------------------------------------------------
Total operating expenses .................         4,362,644          4,872,920          8,767,508         10,158,244
                                                ---------------------------------------------------------------------

Operating loss ...........................        (2,723,515)        (2,870,651)        (5,382,686)        (6,559,474)
Interest income ..........................            40,514            127,513            102,664            265,338
                                                ---------------------------------------------------------------------

Net loss .................................      $ (2,683,001)      $ (2,743,138)      $ (5,280,022)      $ (6,294,136)
                                                =====================================================================

Basic and diluted net loss per share .....      $      (0.21)      $      (0.20)      $      (0.41)      $      (0.47)
                                                =====================================================================

Shares used in computing basic and diluted
   net loss per share ....................        12,816,316         13,381,165         12,830,014         13,357,272
                                                =====================================================================

SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30,                              JUNE 30,
                                                               2003              2002               2003               2002
                                                         ---------------------------------------------------------------------
                                                                    (unaudited)                           (unaudited)
OPERATING ACTIVITIES
Net loss ..........................................      $ (2,683,001)      $ (2,743,138)      $ (5,280,022)      $ (6,294,136)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation .................................            89,238            122,475            220,493            241,933
     Amortization .................................            54,375             36,250            108,750             36,250
     Deferred compensation expense ................            14,106             18,501             32,007             39,102
     Changes in operating assets and liabilities:
       Accounts receivable ........................            99,306           (333,802)            18,938           (303,924)
       Inventories ................................          (220,276)           484,924         (1,119,392)            37,157
       Prepaid expenses ...........................           182,454             63,042            120,360            113,968
       Accounts payable ...........................          (401,971)           (11,559)           (69,544)          393,228
       Accrued compensation and expenses ..........            91,540            272,595              2,491             34,639
                                                         ---------------------------------------------------------------------
Net cash used in operating activities .............        (2,774,229)        (2,090,712)        (5,965,919)        (5,701,783)


INVESTING ACTIVITIES
Purchase of property and equipment, net ...........          (126,456)           (40,233)          (145,693)          (197,795)
Purchase of Acolysis assets .......................                --         (1,550,203)                --         (1,550,203)
Purchase of securities ............................        (1,887,903)       (19,154,181)        (6,763,779)       (26,492,643)
Proceeds from sales of securities .................         5,500,000         22,384,647         13,665,000         29,752,396
                                                         ---------------------------------------------------------------------
Net cash provided by (used in) investing
     activities ...................................         3,485,641          1,640,030          6,755,528          1,511,755


FINANCING ACTIVITIES
Proceeds from exercise of stock options and sale of
   stock ..........................................            57,263            109,200             57,263            129,200
Repurchase of common stock ........................           (76,105)                --           (139,633)                --
                                                         ---------------------------------------------------------------------
Net cash (used in) provided by financing
   activities .....................................           (18,842)           109,200            (82,370)           129,200

Effect of exchange rate changes on cash and cash
   equivalents ....................................            (6,581)
                                                                                 103,255             26,474            (10,033)
                                                         ---------------------------------------------------------------------
 (Decrease) increase in cash and cash
   equivalents ....................................           795,825           (348,063)           733,713         (4,070,861)
Cash and cash equivalents at beginning of
   period .........................................         1,772,947          5,368,842          1,835,059          9,091,640
                                                         ---------------------------------------------------------------------
Cash and cash equivalents at end of period ........      $  2,568,772       $  5,020,779       $  2,568,772       $  5,020,779
                                                         =====================================================================

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


(2)      STOCK BASED COMPENSATION

         At June 30, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employer compensation.

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          JUNE 30                         JUNE 30
                                                   2003            2002            2003            2002
                                               ------------------------------------------------------------
                                                        (unaudited)                     (unaudited)
         Net loss, as  reported ...........    $(2,683,001)    $(2,743,138)    $(5,280,022)    $(6,294,136)
         Deduct: Total stock-based employee
           compensation expense determined
           under fair-value-based method
           for all awards .................       (200,600)       (585,024)       (408,827)     (1,170,048)
                                               ------------------------------------------------------------
         Pro forma net loss ...............    $(2,883,601)    $(3,328,162)    $(5,688,849)    $(7,464,184)
                                               ===========================================================

         Net loss per share:
         Basic and diluted - as
           reported .......................    $     (0.21)    $     (0.20)    $     (0.41)    $     (0.47)
                                               ===========================================================
         Basic and diluted - pro
           forma ..........................    $     (0.22)    $     (0.25)    $     (0.44)    $     (0.56)
                                               ===========================================================

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


(3)      COMPUTATION OF NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS 128), basic net loss per share for the three months and six months ended June 30, 2003 and 2002 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. For all periods presented, diluted loss per share is the same as basic loss per share, because the effect of outstanding options and warrants is antidilutive.


(4)      COMPREHENSIVE LOSS

         Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three and six months ended June 30, 2003 and June 30, 2002 were as follows:

                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                          JUNE 30                         JUNE 30
                                   2003            2002            2003            2002
                               -----------------------------------------------------------
                                        (unaudited)                     (unaudited)
         Net loss .........    $(2,683,001)    $(2,743,138)    $(5,280,022)    $(6,294,136)
         Foreign currency
         translation
         adjustments ......        103,255          (6,581)         26,474         (10,033)

                               -----------------------------------------------------------
         Comprehensive loss    $(2,579,746)    $(2,749,719)    $(5,253,548)    $(6,304,169)
                               ===========================================================

 (5)     REVENUE RECOGNITION

         In the United States and Germany, the Company sells its products directly to hospitals and clinics. Revenue is recognized upon shipment of products to customers.

         In all other international markets, the Company sells its products to international distributors, who subsequently resell the products to hospitals and clinics. The Company has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor. The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor. Revenue is recognized upon shipment of products to distributors following the receipt and acceptance of a distributor's purchase order. Allowances are provided for estimated warranty costs at the time of shipment. To date, warranty costs have been insignificant.

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


(6)      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

                                                      JUNE 30,      DECEMBER 31,
                                                       2003             2002
                                                       ----             ----
                                                    (unaudited)

            Raw materials.......................    $ 2,485,001     $ 1,561,943
            Work-in process.....................        462,705         138,134
            Finished goods......................        304,202         432,439
                                                    -----------     -----------
                                                    $ 3,251,908     $ 2,132,516
                                                    ===========     ===========


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

         With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the three and six months ended June 30, 2003 and 2002 were 87% and 87% in the United States, respectively, and 13% and 13% in international markets, respectively. There have been no material losses on accounts receivable.

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

         No single customer represented greater than 10% of the total net sales for the three and six months ended June 30, 2003 and 2002.

  (8)    RECLASSIFICATION

         Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         We are a medical device company focused on bringing solutions to interventional cardiologists and interventional radiologists. Our product line includes the Duett(TM) sealing device, the D-Stat(TM) flowable hemostat, the Vari-Lase(TM) endovenous laser procedure kit and the Acolysis(R) therapeutic ultrasound system. As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices, and then deliver those products directly to the physician through our direct domestic sales force and international distribution network.

         We commenced operations in February 1997, and during 1998 and 1999 we received regulatory approvals to market our first product, the Duett sealing device, in several international markets, principally in Europe. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of our Duett sealing device in the United States. As a result, during the third quarter of 2000 we commenced sales of the Duett in the United States through our direct sales force. We commenced sales of the Diagnostic Duett in the United States in December 2001, and commenced sales of the D-Stat in the United States in February 2002. In April 2002, we acquired the assets of the Acolysis system from the secured creditors of Angiosonics, Inc. The Acolysis controller and probes have been sold in international markets, principally in Europe and China, for over two years. During the last quarter of 2002, we commenced active international sales of the Acolysis product. On June 19, 2003, we received clearance of our 510(k) application from the FDA for the Vari-Lase endovenous laser procedure kit.

         We have a limited history of operations and have experienced significant operating losses since inception. As of June 30, 2003, we had an accumulated deficit of $55.4 million. We may never achieve profitability, or if we achieve profitability it may not be sustained in future periods.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         Net sales decreased 18% to $2,724,721 for the three months ended June 30, 2003 from $3,328,529 for the three months ended June 30, 2002. The decrease in net sales was attributable to lower Duett sales as a result of our decision to concentrate on making our direct U.S. sales force more efficient. We reduced our direct sales force by 27% in the second quarter of 2003 compared to the second quarter of 2002. Net sales for the three months ended June 30, 2003 for the Duett, D-Stat flowable hemostat, Acolysis and Vari-Lase were $2,358,588, $304,654, $52,360 and $9,119 respectively.

         Gross profit as a percentage of net sales was consistent with the year ago period at 60% for the three months ended June 30, 2003. We expect gross profit as a percentage of sales to increase in the second half of the year as we benefit from the expected launch of our four new products.

         Research and development expenses increased 40% to $1,070,536 for the three months ended June 30, 2003 from $762,501 for the three months ended June 30, 2002. Research and development expenses consist primarily of development of next generation Duett devices as well as new interventional devices. The increase is the direct result of our planned launch of four new products in the second half of the year. The four interventional medical devices that we incurred research and development expenses on include the D-Stat Dry hemostatic bandage, the D-Stat Radial hemostat band, the Pronto extraction catheter and the Vari-Lase endovenous laser procedure kit.

         The D-Stat Dry hemostatic bandage consists of a freeze-dried pad of our D-Stat procoagulant which can be applied to topical bleeding with a custom adhesive bandage. The D-Stat Radial hemostat band is a customized compression device containing a freeze-dried pad of the D-Stat procoagulant for sealing the arterial puncture following catheterization procedures utilizing the radial artery in the wrist. The Pronto extraction catheter consists of an catheter with a proprietary atraumatic distal tip and large extraction lumen for the removal of soft thrombus from arteries. We expect our research and development expenses to increase slightly in the future as we continue work on product improvements, new products and product line extensions.

         Clinical and regulatory expenses increased 8% to $408,465 for the three months ended June 30, 2003 from $379,302 for the three months ended June 30, 2002. This increase is attributable to a modest increase in the number of products and product improvements compared to the prior year. We expect clinical and regulatory expenses to increase modestly in the future as we pursue new products and perform a clinical study for an additional indication for our existing D-Stat flowable hemostat called the D-Stat "Pocket Protector" clinical study.

         General and administrative expenses decreased 23% to $447,327 for the three months ended June 30, 2003 from $581,932 for the three months ended June 30, 2002. The three months ended June 30, 2002 included approximately $150,000 for legal expenses relating to our settlement with Datascope Corporation (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q). We currently anticipate that general and administrative expenses will be around $500,000 for the foreseeable future.

         Sales and marketing expenses decreased 24% to $2,381,941 for the three months ended June 30, 2003 from $3,112,935 for the three months ended June 30, 2002. The decrease in sales and marketing is the result of a 27% reduction in our sales force compared to the prior year. We expect our sales force to remain relatively stable through the end of 2003. As a result, we expect our sales and marketing expenses to continue to remain relatively stable for the foreseeable future.

         Amortization of purchased technology was $54,375 for the three months ended June 30, 2003 and $36,250 for the three months ended June 30, 2002. The amortization was the result of our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 to purchased technology and are amortizing the amount over four years.

         Interest income decreased to $40,514 for the three months ended June 30, 2003 from $127,513 for the three months ended June 30, 2002 primarily as a result of lower interest rates and lower cash balances compared to the previous comparable period.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Net sales decreased 7% to $5,693,005 for the six months ended June 30, 2003 from $6,131,948 for the six months ended June 30, 2002. The decrease in net sales was attributable to lower Duett sales as a result of our decision to concentrate on making our direct U.S. sales force more efficient. Net sales for the six months ended June 30, 2003 for the Duett, D-Stat flowable, Acolysis and Vari-Lase were $5,020,138, $576,242, $87,506 and $9,119, respectively.

         Gross profit as a percentage of net sales was consistent with the year ago period at 59% for the six months ended June 30, 2003.

         Research and development expenses increased 15% to $1,904,107 for the six months ended June 30, 2003 from $1,659,626 for the six months ended June 30, 2002. Research and development expenses consist primarily of development of next generation Duett devices as well as new interventional devices. Additional interventional medical devices that we incurred research and development expenses on include the D-Stat Dry hemostatic bandage, the D-Stat Radial hemostat band, the Pronto extraction catheter and Vari-Lase endovenous laser procedure kit.

         Clinical and regulatory expenses increased 8% to $749,157 for the six months ended June 30, 2003 from $694,575 for the six months ended June 30, 2002. This increase is attributable to a modest increase in the number of products and product improvements compared to the prior year.

         General and administrative expenses decreased 20% to $948,170 for the six months ended June 30, 2003 from $1,179,699 for the six months ended June 30, 2002. The six months ended June 30, 2002 included approximately $240,000 for legal expenses relating to our settlement with Datascope Corporation (See "Legal Proceedings" in Item 1 of Part II of this Form 10-Q).

         Sales and marketing expenses decreased 23% to $5,057,324 for the six months ended June 30, 2003 from $6,588,094 for the six months ended June 30, 2002. The decrease in sales and marketing is the result of a 27% reduction in our sales force compared to the prior year.

         Amortization of purchased technology was $108,750 for the six months ended June 30, 2003 and $36,250 for the six months ended June 30, 2002. The increase is the result of a full six months of amortization for the six months ended June 30, 2003.

         Interest income decreased to $102,664 for the six months ended June 30, 2003 from $265,338 for the six months ended June 30, 2002 primarily as a result of lower interest rates and lower cash balances compared to the previous comparable period.


INCOME TAXES

         We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

         As of June 30, 2003, we had approximately $50.8 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of June 30, 2003, we also had federal and state research and development tax credit carryforwards of approximately $1.3 million which begin to expire in the year 2013. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

         We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through June 30, 2003, we have sold common stock and preferred stock generating aggregate net proceeds of $71.1 million. At June 30, 2003, we had $10.6 million in cash, cash equivalents and available-for-sale securities on-hand.

         During the three months ended June 30, 2003, we used $2.8 million in operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $2.7 million, which was offset by depreciation and amortization of $143,613. We generated proceeds of $3,485,641 in investing activities, primarily from the sale of investment securities of $5,500,000. We used $76,105 in financing activities for the repurchase of 85,300 shares of our common stock, and have now purchased a total of 762,300 shares under our stock repurchase program. In July of 2003, the Board of Directors cancelled the stock repurchase plan.

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

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the last day of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

         Changes in internal controls.

         There were no significant changes made in our internal controls over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) during the period covered by this report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable

         (b) Not applicable

         (c) Not applicable

         (d) On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $21.3 million of the net proceeds to hire, train and deploy a direct sales force in the United States, $1.6 million for the purchase of the Acolysis assets from Angiosonics, $4.1 million to settle the St. Jude and Datascope litigation, $0.7 million for our stock repurchase program, $4.2 million for research and development of new products and $4.5 million for general corporate purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of Shareholders of the Company was held on April 15, 2003 at which time (i) seven nominees were elected to the Board of Directors for one-year terms and (ii) the appointment of Ernst & Young LLP as the independent auditors of the Company was approved. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management's solicitations. All nominees for directors as listed in the proxy statement were elected.

The voting results were as follows:

                                                                        Broker
                                        For         Against     Withheld     Non-Votes
                                        ---         -------     --------     ---------
Election of Directors:
    Paul O'Connell                   12,022,570        0          74,117        0
    James Jacoby, Jr.                12,024,270        0          72,417        0
    Michael Kopp                     12,025,920        0          70,767        0
    John L. Erb                      12,025,920        0          70,767        0
    Gary S. Dorfman                  12,029,720        0          66,967        0
    Richard Nigon                    11,845,325        0         251,362        0
    Howard Root                      11,922,125        0         174,562        0

Approval of Independent Auditors     11,974,931     114,491        7,265        0

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  31.1     Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2003.

                  31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sabanes-Oxley Act of 2002.

                  32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                                   VASCULAR SOLUTIONS, INC.

Date: August 7, 2003                               By: /s/ Howard Root
                                                       -------------------------
                                                       Howard Root
                                                       CHIEF EXECUTIVE OFFICER
                                                       (Duly authorized officer)