Form 10-Q
period 2003-09-30
VASCULAR SOLUTIONS INC
filed 2003-10-24
CIK 1030206

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO ________


                         Commission File Number: 0-27605
                           ---------------------------

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

The registrant had 12,861,873 shares of common stock, $.01 par value per share, outstanding as of October 15, 2003.

================================================================================

                            VASCULAR SOLUTIONS, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets                                      2

             Consolidated Statements of Operations                            3

             Consolidated Statements of Cash Flows                            4

             Notes to Unaudited Consolidated Financial Statements             5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and  Results of Operations                             8

     Item 3. Quantitative and Qualitative Disclosure About
             Market Risks                                                    14

     Item 4. Controls and Procedures                                         14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                               14

     Item 2. Changes in Securities and Use of Proceeds                       15

     Item 3. Defaults upon Senior Securities                                 15

     Item 4. Submission of Matters to a Vote of Security Holders             15

     Item 5. Other Information                                               15

     Item 6. Exhibits and Reports on Form 8-K                                15

                            VASCULAR SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                2003             2002
                                                           -----------------------------
                                                             unaudited)    (see note)
ASSETS
Current assets:
   Cash and cash equivalents ..........................    $  1,823,575     $  1,835,059
   Available-for-sale securities ......................       6,067,682       14,914,444
   Accounts receivable, net of reserves of $110,000 and
     $130,000 in 2003 and 2002, respectively ..........       1,426,618        1,357,946
   Inventories ........................................       3,224,587        2,132,516
   Prepaid expenses ...................................         493,627          326,773
                                                           -----------------------------
Total current assets ..................................      13,036,089       20,566,738

Property and equipment, net ...........................         759,505          795,885
Intangible assets, net ................................         754,470          917,595
                                                           -----------------------------
Total assets ..........................................    $ 14,550,064     $ 22,280,218
                                                           =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...................................    $    693,387     $    771,078
   Accrued compensation ...............................         822,823          886,130
   Accrued expenses ...................................         309,286          253,777
                                                           -----------------------------
Total current liabilities .............................       1,825,496        1,910,985

Shareholders' equity:
   Common stock, $0.01 par value:
     Authorized shares - 40,000,000
     Issued and outstanding shares -
       12,857,343 - 2003; 12,880,839 - 2002 ...........         128,573          128,808
   Additional paid-in capital .........................      70,326,367       70,355,343
   Other ..............................................          28,559          (21,278)
   Accumulated deficit ................................     (57,758,931)     (50,093,640)
                                                           -----------------------------
Total shareholders' equity ............................      12,724,568       20,369,233
                                                           -----------------------------
Total liabilities and shareholders' equity ............    $ 14,550,064     $ 22,280,218
                                                           =============================

SEE ACCOMPANYING NOTES.

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                                   2003             2002             2003             2002
                                              ---------------------------------------------------------------
                                                        (unaudited)                       (unaudited)
Net sales ................................    $  2,708,626     $  3,040,758     $  8,401,631     $  9,172,707
Cost of goods sold .......................       1,101,875        1,224,151        3,410,059        3,757,329
                                              ---------------------------------------------------------------
Gross profit .............................       1,606,751        1,816,607        4,991,572        5,415,378

Operating expenses:
   Research and development ..............         884,421          817,850        2,788,527        2,571,214
   Clinical and regulatory ...............         385,231          330,865        1,134,388        1,025,440
   Sales and marketing ...................       2,217,466        2,870,147        7,274,791        9,458,240
   General and administrative ............         480,547          520,616        1,428,717        1,606,578
   Amortization of purchased technology ..          54,375           54,375          163,125           90,625
                                              ---------------------------------------------------------------
Total operating expenses .................       4,022,040        4,593,853       12,789,548       14,752,097
                                              ---------------------------------------------------------------

Operating loss ...........................      (2,415,289)      (2,777,246)      (7,797,976)      (9,336,719)
Interest income ..........................          30,021          143,292          132,685          408,629
                                              ---------------------------------------------------------------

Net loss .................................    $ (2,385,268)    $ (2,633,954)    $ (7,665,291)    $ (8,928,090)
                                              ===============================================================

Basic and diluted net loss per share .....    $      (0.19)    $      (0.20)    $      (0.60)    $      (0.67)
                                              ===============================================================

Shares used in computing basic and diluted
   net loss per share ....................      12,836,099       13,368,006       12,832,065       13,360,889
                                              ===============================================================

SEE ACCOMPANYING NOTES.

                            VASCULAR SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                            2003             2002             2003             2002
                                                       ----------------------------------------------------------------
                                                               (unaudited)                     (unaudited)
OPERATING ACTIVITIES
Net loss ..........................................    $ (2,385,268)    $ (2,633,954)    $ (7,665,291)    $ (8,928,090)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation .................................          81,795          123,194          302,287          365,127
     Amortization .................................          54,375           54,375          163,125           90,625
     Deferred compensation expense ................           6,834           17,672           38,841           56,774
     Changes in operating assets and liabilities:
       Accounts receivable ........................         (87,610)         345,109          (68,671)          41,186
       Inventories ................................          27,321           62,354       (1,092,071)          99,511
       Prepaid expenses ...........................        (287,214)        (167,614)        (166,854)         (53,646)
       Accounts payable ...........................          (8,148)         385,470          (77,692)         778,697
       Accrued compensation and expenses ..........         (10,289)        (169,552)          (7,798)        (134,913)
                                                       ----------------------------------------------------------------
Net cash used in operating activities .............      (2,608,204)      (1,982,946)      (8,574,124)      (7,684,729)

INVESTING ACTIVITIES
Purchase of property and equipment, net ...........        (120,215)         (45,370)        (265,906)        (243,165)
Purchase of Acolysis assets .......................              --               --               --       (1,550,203)
Purchase of securities ............................         (54,459)      (5,326,894)      (6,818,238)     (31,819,537)
Proceeds from sales of securities .................       2,000,000        5,444,634       15,665,000       35,197,030
                                                       ----------------------------------------------------------------

Net cash provided by (used in) investing
   activities .....................................       1,825,326           72,370        8,580,856        1,584,125

FINANCING ACTIVITIES
Proceeds from exercise of stock options and sale of
   stock ..........................................          53,159               --          110,422          129,200
Repurchase of common stock ........................              --         (212,552)        (139,633)        (212,552)
                                                       ----------------------------------------------------------------
Net cash (used in) provided by financing
   activities .....................................          53,159         (212,552)         (29,211)         (83,352)

Effect of exchange rate changes on cash and cash
   equivalents ....................................         (15,478)         (17,847)          10,995          (27,880)
                                                       ----------------------------------------------------------------
Decrease in cash and cash equivalents .............        (745,197)      (2,140,975)         (11,484)      (6,211,836)

Cash and cash equivalents at beginning of
   period .........................................       2,568,772        5,020,779        1,835,059        9,091,640
                                                       ----------------------------------------------------------------
Cash and cash equivalents at end of period ........    $  1,823,575     $  2,879,804     $  1,823,575     $  2,879,804
                                                       ===============================================================

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

(2)      STOCK BASED COMPENSATION

         At September 30, 2003, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board
         (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employer compensation.

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                         SEPTEMBER 30                     SEPTEMBER 30
                                                    2003             2002             2003             2002
                                               ----------------------------------------------------------------
                                                            (unaudited)                         (unaudited)
         Net loss, as  reported ...........    $ (2,385,268)    $ (2,633,954)    $ (7,665,291)    $ (8,928,090)
         Deduct: Total stock-based employee
           compensation expense determined
           under fair-value-based method
           for all awards .................        (215,082)        (585,024)        (631,536)      (1,755,072)
                                               ----------------------------------------------------------------
         Pro forma net loss ...............    $ (2,600,350)    $ (3,318,978)    $ (8,296,827)    $(10,683,162)
                                               ===============================================================

         Net loss per share:
         Basic and diluted - as
           reported .......................    $      (0.19)    $      (0.20)    $      (0.60)    $      (0.67)
                                               ===============================================================
         Basic and diluted - pro
           forma ..........................    $      (0.20)    $      (0.24)    $      (0.65)    $      (0.80)
                                               ===============================================================

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


(3)      COMPUTATION OF NET LOSS PER SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, (SFAS 128), basic net loss per share for the three months and nine months ended September 30, 2003 and 2002 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. For all periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding options and warrants is antidilutive.

(4)      COMPREHENSIVE LOSS

         Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three and nine months ended September 30, 2003 and September 30, 2002 were as follows:

                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                       SEPTEMBER 30                    SEPTEMBER 30
                                   2003            2002            2003            2002
                               -----------------------------------------------------------
                                        (unaudited)                     (unaudited)
         Net loss .........    $(2,385,268)    $(2,633,954)    $(7,665,291)    $(8,928,090)
         Foreign currency
         translation
         adjustments ......        (15,478)        (17,847)         10,995         (27,880)
                               -----------------------------------------------------------
         Comprehensive loss    $(2,400,746)    $(2,651,801)    $(7,654,296)    $(8,955,970)
                               ===========================================================

 (5)     REVENUE RECOGNITION

         In the United States and Germany, the Company sells its products directly to hospitals and clinics. Revenue is recognized upon shipment of products to customers, net of returns.

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

                            VASCULAR SOLUTIONS, INC.
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED


(6)      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

                                     SEPTEMBER 30,      DECEMBER 31,
                                        2003               2002
                                     -----------------------------
                                     (unaudited)

         Raw materials ..........    $2,366,541         $1,561,943
         Work-in process ........       341,083            138,134
         Finished goods .........       516,963            432,439
                                     -----------------------------
                                     $3,224,587         $2,132,516
                                     =============================

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

         With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the nine months ended September 30, 2003 and 2002 were 88% and 89% in the United States, respectively, and 12% and 11% in international markets, respectively. There have been no material losses on accounts receivable.

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

         No single customer represented greater than 10% of the total net sales for the three and nine months ended September 30, 2003 and 2002.

(8)      RECLASSIFICATION

         Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         We are a medical device company focused on bringing solutions to interventional cardiologists and interventional radiologists. Our product line includes the Duett(TM) sealing device, the D-Stat(R) flowable hemostat, the D-Stat Dry hemostatic bandage, the D-Stat Radial hemostat band, the Vari-Lase(TM) endovenous laser procedure kit, the Pronto(TM) extraction catheter and the Acolysis(R) therapeutic ultrasound system. As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices, and then deliver those products directly to the physician through our direct domestic sales force and international distribution network.

         We commenced operations in February 1997, and during 1998 and 1999 we received regulatory approvals to market our first product, the Duett sealing device, in several international markets, principally in Europe. On June 22, 2000, we received approval from the FDA of our PMA application for the sale of our Duett sealing device in the United States. As a result, during the third quarter of 2000 we commenced sales of the Duett in the United States through our direct sales force. We commenced sales of a new version of the Duett named the Diagnostic Duett in the United States in December 2001, and we commenced sales of the D-Stat Flowable in the United States in February 2002. In April 2002, we acquired the assets of the Acolysis system from the secured creditors of Angiosonics, Inc. The Acolysis controller and probes have been sold in international markets, principally in Europe and China, for over two years. During the last quarter of 2002, we commenced active international sales of the Acolysis product.

         We have launched for sale four new products in 2003. On June 19, 2003, we received clearance of our 510(k) application from the FDA for the Vari-Lase endovenous laser procedure kit, and during the third quarter of 2003 we actively commenced sales of the Vari-Lase kit. The Vari-Lase product is a treatment for superficial venous reflux, otherwise known as varicose veins.

         On August 25, 2003, we received CE Mark approval for the Pronto extraction catheter and we immediately commenced sales of that product in Europe. The Pronto extraction catheter consists of a catheter with a proprietary atraumatic distal tip and large extraction lumen for the removal of soft thrombus from arteries.

         On September 22, 2003, we received clearance of our 510(k) application from the FDA for the D-Stat Dry bandage and D-Stat Radial hemostat band. The D-Stat Dry bandage consists of a freeze-dried pad of our D-Stat procoagulant which can be applied to topical bleeding with a custom adhesive bandage. The D-Stat Radial is a customized compression device containing a freeze-dried pad of the D-Stat procoagulant for sealing the arterial puncture following catheterization procedures utilizing the radial artery in the wrist. We immediately launched the D-Stat Dry bandage. We are in the process of completing a design improvement of the D-Stat Radial and plan on launching the D-Stat Radial in the fourth quarter of 2003. We also received CE Mark approval for the D-Stat Dry bandage and D-Stat Radial on September 25, 2003 and immediately commenced active sales of the D-Stat Dry bandage in Europe.

         We have a limited history of operations and have experienced significant operating losses since inception. As of September 30, 2003, we had an accumulated deficit of $57.8 million. We may never achieve profitability, or if we achieve profitability it may not be sustained in future periods.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         Net sales decreased 11% to $2,708,626 for the three months ended September 30, 2003 from $3,040,758 for the three months ended September 30, 2002. The 11% decrease in net sales was in line with our focus on our very recent new product introductions as well as our 23% decrease in sales and marketing expenses from the year-prior period. Net sales of the Duett, D-Stat Flowable, D-Stat Dry, Vari-Lase, Pronto and Acolysis product lines were $2,195,425, $313,813, $39,850, $108,263, $11,455 and $39,820, respectively, for the three months ended September 30, 2003. Net sales of the Duett, D-Stat Flowable and Acolysis product lines were $2,756,455, $244,578 and $39,725, respectively for the three months ended September 30, 2002.

         Gross profit as a percentage of net sales declined slightly to 59.3% for the three months ended September 30, 2003 from 59.7% for the three months ended September 30, 2002. We expect gross profit as a percentage of sales to increase in the fourth quarter of 2003 as we benefit from the launch of our four new products which have a combined gross margin in excess of the Duett product line.

         Research and development expenses increased 8% to $884,421 for the three months ended September 30, 2003 from $817,850 for the three months ended September 30, 2002. Research and development expenses consist primarily of expenses associated with new interventional devices as well as development of next generation Duett devices. The increase is the direct result of our four new products that we launched in the third quarter of 2003. We expect our research and development expenses to stabilize at approximately $800,000 to $900,000 per quarter in the foreseeable future as we continue work on product improvements, new products and product line extensions.

         Clinical and regulatory expenses increased 16% to $385,231 for the three months ended September 30, 2003 from $330,865 for the three months ended September 30, 2002. This increase is attributable to a modest increase in clinical study expenses as we are incurring costs for an additional indication for our existing D-Stat Flowable hemostat called the D-Stat "Pocket Protector" clinical study. We expect clinical and regulatory expenses to slightly increase to approximately $400,000 to $500,000 per quarter in the future as we pursue new products and continue our D-Stat Flowable "Pocket Protector" clinical study.

         General and administrative expenses decreased 8% to $480,547 for the three months ended September 30, 2003 from $520,616 for the three months ended September 30, 2002. The three months ended September 30, 2002 included approximately $100,000 for legal expenses relating to our settlement of intellectual property litigation with Datascope Corporation, which occurred in December 2002. We currently anticipate that general and administrative expenses will be around $500,000 per quarter for the foreseeable future.

         Sales and marketing expenses decreased 23% to $2,217,466 for the three months ended September 30, 2003 from $2,870,147 for the three months ended September 30, 2002. The decrease in sales and marketing was the result of a 25% reduction in the size of our direct sales force which occurred in the first half of 2003. We expect our direct sales force to slightly increase through the end of 2003 as we evaluate our need for additional sales representatives with our launching of our new products. As a result, we expect our sales and marketing expenses to slightly increase in the fourth quarter of 2003.

         Amortization of purchased technology was $54,375 for the three months ended September 30, 2003 and September 30, 2002. The amortization was the result of our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 of the purchase price to purchased technology and are amortizing the amount over four years.

         Interest income decreased to $30,021 for the three months ended September 30, 2003 from $143,292 for the three months ended September 30, 2002 primarily as a result of lower interest rates and lower cash balances compared to the previous comparable period.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         Net sales decreased 8% to $8,401,631 for the nine months ended September 30, 2003 from $9,172,707 for the nine months ended September 30, 2002. The decrease in net sales was in line with our focus on our very recent new product introductions as well as our 23% decrease in sales and marketing expenses from the year-prior period. Net sales during the nine months ended September 30, 2003 of the Duett, D-Stat Flowable, D-Stat Dry, Vari-Lase, Pronto and Acolysis product lines were $7,216,063, $889,755, $39,850, $117,382, $11,455 and $127,126, respectively. Net sales during the nine months ended September 30, 2002 of Duett, D-Stat Flowable and Acolysis product lines were $8,612,704, $515,409 and $44,594, respectively, for the nine months ended September 30, 2002.

         Gross profit as a percentage of net sales increased slightly from the year ago period to 59.4% for the nine months ended September 30, 2003 compared to 59.0% for the nine months ended September 30, 2002.

         Research and development expenses increased 8% to $2,788,527 for the nine months ended September 30, 2003 from $2,571,214 for the nine months ended September 30, 2002. Research and development expenses consist primarily of expenses associated with the development of new interventional devices as well as development of next generation Duett concepts. Additional interventional medical devices that we incurred research and development expenses during this period include the D-Stat Dry hemostatic bandage, the D-Stat Radial hemostat band, the Pronto extraction catheter and Vari-Lase endovenous laser procedure kit.

         Clinical and regulatory expenses increased 11% to $1,134,388 for the nine months ended September 30, 2003 from $1,025,440 for the nine months ended September 30, 2002. This increase is attributable to our increase in the number of products and product improvements compared to the prior year.

         General and administrative expenses decreased 11% to $1,428,717 for the nine months ended September 30, 2003 from $1,606,578 for the nine months ended September 30, 2002. The nine months ended September 30, 2002 included approximately $350,000 for legal expenses relating to our settlement of intellectual property litigation with Datascope Corporation, which occurred in December 2002.

         Sales and marketing expenses decreased 23% to $7,274,791 for the nine months ended September 30, 2003 from $9,458,240 for the nine months ended September 30, 2002. The decrease in sales and marketing was the result of a 25% reduction in the size of our direct sales force during the first half of 2003.

         Amortization of purchased technology was $163,125 for the nine months ended September 30, 2003 and $90,625 for the nine months ended September 30, 2002. The increase was the result of a full nine months of amortization for the nine months ended September 30, 2003.

         Interest income decreased to $132,685 for the nine months ended September 30, 2003 from $408,629 for the nine months ended September 30, 2002 primarily as a result of lower interest rates and lower cash balances compared to the previous comparable period.

INCOME TAXES

         We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

         As of September 30, 2003, we had approximately $53.0 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of September 30, 2003, we also had federal and state research and development tax credit carryforwards of approximately $1.4 million which begin to expire in the year 2013. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

         We have established a valuation allowance against the entire amount of our deferred tax asset because we have not been able to conclude that it is more likely than not that we will be able to realize the deferred tax asset, due primarily to our history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through September 30, 2003, we have sold common stock and preferred stock generating aggregate net proceeds of $71.2 million. At September 30, 2003, we had $7.9 million in cash, cash equivalents and available-for-sale securities on-hand.

         During the three months ended September 30, 2003, we used $2.6 million of cash in operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $2.4 million, which was offset by depreciation and amortization of $136,170. We generated cash of $1,825,326 from investing activities, primarily from the sale of $2,000,000 of investment securities. We generated $53,159 in financing activities entirely through exercise of common stock options.

         We signed a purchase agreement with MedArt Corporation on September 22, 2003. Under that agreement, we are obligated to purchase laser consoles with an aggregate purchase price of $1,197,000 for our Vari-Lase business during the first year of the agreement, which commences upon our receipt of regulatory approval for sales of the console in the U.S., but not later than July 2004. We plan to start selling our laser consoles during the first quarter of 2004 pending FDA regulatory approval. We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

         We purchase our requirements for thrombin (a component in the Duett and D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier's manufacturing costs and the supplier's annual percentage increase in the wholesale price of thrombin. The agreement expires on May 29, 2005. During 2004 and the first half of 2005, we intend to increase our purchases of thrombin to benefit from the pricing provisions of the agreement, which we expect will substantially increase our inventory of thrombin. We believe that these purchases will satisfy our thrombin requirements for 2004, 2005 and most of 2006. We are currently exploring a new thrombin supply agreement and evaluating alternative potential suppliers, although there currently is no other source of commercially-available thrombin approved for use in the United States.

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

         Depending on market conditions, we may seek to raise additional funds for working capital purposes at any time through the sale of equity or debt securities. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. We currently have no commitments for additional funding and so our ability to meet our long-term liquidity needs is uncertain. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or market our products or take advantage of business opportunities or respond to competitive pressures.

CRITICAL ACCOUNTING POLICIES

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

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the last day of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting him to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Not applicable

         (b) Not applicable

         (c) Not applicable

         (d) On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $22.3 million of the net proceeds to hire, train and deploy a direct sales force in the United States, $1.6 million for the purchase of the Acolysis assets from Angiosonics, $4.1 million to settle the St. Jude and Datascope litigation, $0.7 million for our stock repurchase program, $5.9 million for research and development of new products and $4.5 million for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


Exhibit
Number    Description
------    ------------

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

10.18* Private Label Purchase Agreement dated September 22, 2003 by and between Vascular Solutions and MedArt Corporation

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

31.2 Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sabanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Certain portions of this exhibit have been omitted pending a request for confidential treatment from the SEC.

         (b) Reports on Form 8-K:

             We furnished a Form 8-K on October 15, 2003 to report our press release dated October 15, 2003 on our third quarter results.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VASCULAR SOLUTIONS, INC.

Date: October 24, 2003                      By: /s/ Howard Root
                                                -------------------------
                                                Howard Root
                                                CHIEF EXECUTIVE OFFICER
                                                (principal financial officer and
                                                duly authorized officer)