Form 10-K
period 2003-12-31
VASCULAR SOLUTIONS INC
filed 2004-03-02
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

Commission File Number: 0-27605

VASCULAR SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1859679
(State of Incorporation)	(IRS Employer Identification No.)

6464 Sycamore Court
Minneapolis, Minnesota 55369
(Address of Principal Executive Offices)

(763) 656-4300
(Registrant’s telephone number, including are code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2003 was $21,638,700.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of February 13, 2004, the number of shares outstanding of the registrant’s common stock was 12,998,770.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on April 22, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

        We are a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. Our current product line consists of the following medical devices:

• Duett™sealing device, used to seal the puncture site following catheterization procedures,
•   D-Stat® Flowable hemostat, a thick, yet flowable, mixture used to control bleeding,
•   D-Stat Dry™ hemostatic bandage, a topical pad with a bandage used to control surface bleeding,
•   D-Stat Radial™ hemostat band, a topical pad with a compression strap to control bleeding at the wrist,
•   Vari-Lase® endovenous laser system, a laser and procedure kit used for the treatment of varicose veins,
•   Pronto™ extraction catheter, a mechanical system for the removal of soft thrombus from arteries, and
• Acolysis® ultrasound (international only), a treatment for peripheral occlusive arterial disease.

As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices, and then deliver these products directly to the physician through our direct domestic sales force and our international distribution network.

        The first product we brought to market, the Duett sealing device, is designed to provide a complete seal of the puncture site following catheterization procedures such as angiography, angioplasty and stenting. Our Duett sealing device combines an easy-to-use balloon catheter delivery mechanism with a biological procoagulant mixture, which we believe offers advantages over both manual compression and competitive vascular sealing devices. We began selling our Duett sealing device in Europe in February 1998 and in the United States in June 2000. Over 200,000 Duett sealing devices have been sold and deployed worldwide. In the fourth quarter of 2001 we introduced the Diagnostic Duett version of the Duett sealing device, which utilizes a lower dose of progcoagulant for the less-challenging diagnostic subset of catheterization procedures. In mid-2002 we introduced the next generation “Pro” line of the Duett sealing device for improved ease-of-use. In 2003 we made the decision to reduce our focus on growing the Duett product line in order to focus on increasing sales of our new products.

        The second product we developed and commercialized is the D-Stat Flowable hemostat, which we began selling worldwide in February 2002. The D-Stat Flowable hemostat utilizes the clinically proven procoagulant components of the Duett sealing device to provide a powerful stop to active bleeding. The thick, yet flowable procoagulant controls active bleeding by initiating the body’s own clotting mechanisms in the same manner as the procoagulant included in our Duett sealing device. The D-Stat Flowable hemostat can be clinically used in a number of medical procedures, and has substantial extension market opportunities in other medical practice areas.

        During the second quarter of 2002 we acquired the Acolysis ultrasound thrombolysis system. The Acolysis system uses ultrasound energy generated by the Acolysis controller that is delivered intravascularly by the disposable Acolysis probe to lyse blood clots and plaque. The Acolysis controller and probes are sold only in international markets, where it has been sold principally for the treatment of peripheral vascular disease. Upon completion of our acquisition and integration of the Acolysis business, we commenced active international sales of the Acolysis probes through our existing international distribution network in late 2002. In late 2003 we received CE mark approval to internally manufacture Acolysis probes, which will allow broader international market activities starting in 2004.

        In the second half of 2003 we received regulatory clearance in the United States for four new interventional medical devices: the D-Stat Dry, the D-Stat Radial, the Vari-Lase and the Pronto. Our D-Stat Dry hemostatic bandage consists of our proprietary hemostat which is lyohphilized (freeze-dried) into a gauze pad and applied with an included adhesive bandage. The D-Stat Dry hemostatic bandage is used to assist in the control of bleeding from vascular access sites in conjunction with manual compression. Our D-Stat Radial hemostat band is a version of our D-Stat Dry which includes a compression band for application around the patient’s wrist. The D-Stat Radial hemostat band is designed to be used following catheterizations using the radial artery in the wrist. Our Vari-Lase endovenous laser products consist of a solid state diode laser console and procedure kit and accessories which are used in the minimally-invasive treatment of varicose veins. Our Pronto extraction catheter is a catheter and syringe system for the mechanical removal of blood clots from arteries.

        We also have in development several additional products that leverage our existing infrastructure to bring additional solutions to the interventional cardiologist and interventional radiologist. Additional products that we expect to gain regulatory clearance and market launch before the end of 2004 include several new versions of our D-Stat Dry hemostatic bandage and a new device for the measurement of stenosis of the aortic valve of the heart.

Interventional Cardiology and Interventional Radiology Industry Background

        Over 60 million Americans have one or more types of cardiovascular disease—diseases of the heart and blood vessels. Cardiovascular disease is the number one cause of death in the United States and is replacing infectious disease as the world’s pre-eminent health risk. Advances in medicine have enabled physicians to perform an increasing number of diagnostic and therapeutic treatments of cardiovascular disease using minimally invasive methods, such as catheters placed inside the arteries, instead of highly invasive open surgery. Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat, diseases of the coronary and peripheral arteries. Based on industry statistics, we estimate that cardiologists and radiologists performed over 9 million diagnostic and interventional catheterization procedures worldwide in 2003. Oftentimes, these procedures are performed to remove blood clots or plaque which have been generated and deposited inside the patient’s artery and are an impediment to normal blood flow. The number of catheterization procedures performed is expected to grow by more than 5% each year for the next three years as the incidence of cardiovascular disease continues to increase. The overall interventional medical device market in 2003 exceeded $5 billion worldwide.

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

        Patients subjected to manual compression generally experience significant pain and discomfort during compression of the puncture site and during the period in which they are required to be immobile. Many patients report that this pain is the most uncomfortable aspect of the catheterization procedure. In addition, patients can develop a substantial coagulated mass of blood, or hemotoma, around the puncture site, limiting patient mobility for up to six weeks following the procedure. Finally, the need for healthcare personnel to provide compression and the use of hospital beds during the recovery period results in substantial costs to the institution which, under virtually all current healthcare payment systems, are not separately reimbursed.

        Until 1996, manual compression was used following virtually all catheterization procedures. In late 1995, the first vascular sealing device which did not rely on compression was introduced in the United States.

In addition to the Duett sealing device, four invasive sealing devices have received FDA approval and are currently being marketed around the world. In aggregate, over $320 million of the five FDA-approved invasive sealing devices were sold worldwide in 2003 compared to less than $20 million in 1996. In addition to invasive (below the skin surface) sealing devices, starting in 2000, non-invasive “patches” have begun to be used as an assistance to manual compression following catheterizations. Non-invasive patches are used by physicians who (principally due to cost, complexity or risk of complications) do not wish to use invasive sealing devices, and for those patients who are contra-indicated for an invasive sealing device. Based on the number of catheterization procedures performed annually by cardiologists and radiologists, industry sources report that the total market opportunity for vascular sealing devices (invasive and non-invasive) is more than $1 billion. Accordingly, the market opportunity for vascular sealing devices is currently approximately 20% penetrated.

Duett Sealing Device

        We believe our Duett sealing device (1) offers a complete seal of the puncture site with nothing left behind in the artery, (2) is an easy-to-use system and (3) minimizes patient discomfort and permits early ambulation. Our product uses a balloon catheter, a device already familiar to cardiologists and radiologists, which is inserted through the introducer sheath that is already in the patient. The inflated balloon serves as a temporary mechanical seal, preventing the flow of blood from the artery. Our biological procoagulant, which is a proprietary mixture of collagen, thrombin and diluent, is then delivered to the puncture site, stimulating rapid clotting and creating a complete seal of both the arterial puncture and the tissue tract from the artery to the skin surface. The blood-clotting speed and strength of thrombin enables the use of the Duett sealing device even in the presence of powerful anti-clotting medications, such as ReoPro®, increasingly used in interventional catheterization procedures. With our Duett sealing device, nothing is left behind in the artery, so immediate reaccess of the site, if necessary, is possible, and the potential for infection is minimized.

        We commenced sales of a new version of our Duett sealing device, the Diagnostic Duett sealing device, for a subset of catheterization patients in the fourth quarter of 2001. The Diagnostic Duett is tailored specifically for treating diagnostic patients. Because the Duett sealing device is a one-size-fits-all device, the procoagulant is dosed appropriately for the most challenging catheterization patients. We developed the Diagnostic Duett with a lower dose of procoagulant that is tailored specifically for the less-challenging diagnostic patients where substantial blood-thinning drugs are less frequently used. All other components of the Diagnostic Duett, including the balloon catheter, are identical to the original Duett sealing device. This results in the Diagnostic Duett having identical deployment steps, but being less expensive and yet fully effective for the over 2.5 million diagnostic procedures that occur each year in the United States. In July 2002 we launched the next generation “Pro” line of the Duett sealing device. The Pro line enhances the Duett catheter by improving its robustness and simplifying the device deployment steps.

D-Stat Flowable Hemostat

        Our second product, the D-Stat Flowable hemostat, is a blood clotting material that can be delivered topically and into voids and open spaces to control active bleeding. The D-Stat Flowable offers the advantage of being thick to maintain its position, yet easily deliverable. The D-Stat Flowable consists of the same collagen, thrombin and diluent components as the Duett sealing device, which has been proven effective in controlling bleeding from aggressive arterial puncture sites. After a simple reconstitution step, the D-Stat Flowable can be applied directly to a wide variety of bleeding surfaces included applicator tips. Since the D-Stat Flowable is applied locally, no special catheter delivery system is required. The D-Stat Flowable is shelf stable and can be prepared up to three hours before use.

        The D-Stat Flowable hemostat can be used in a wide variety of interventional procedures as an adjunct to hemostasis. An example of these uses includes sealing the access site after the removal of catheters from A-V access grafts. We believe that the D-Stat Flowable hemostat is the only hemostat available in the United States that combines the thick consistency and extremely flowable delivery that is preferred by the interventional physician in these opportunities.

        We commenced sales of the D-Stat Flowable worldwide in the first quarter of 2002. Currently, the approved clinical indications for the D-Stat Flowable are limited to topical bleeding and blood “oozing” following percutaneous procedures. We believe these indications are but a small fraction of the total potential market for the D-Stat Flowable. We currently are undertaking a clinical study of the use of the D-Stat Flowable in the hemostasis of prepectoral pockets created in pacemaker and defribrillator implantations. We expect that enrollment in this “Pocket Protector” clinical study will be completed and submitted for FDA approval by the middle of 2004. We estimate that the U.S. market opportunity for this prepectoral pocket indication is greater than 100,000 procedures (or $10 million) annually. Following completion of the Pocket Protector clinical study, we expect to perform clinical studies on the use of D-Stat Flowable to seal following breast biopsy and liver biopsy procedures, each of which we believe can match or exceed the prepectoral pocket market opportunity for D-Stat Flowable.

Acolysis Ultrasound Thrombolysis System

        Our third product, the Acolysis ultrasound thrombolysis system, uses high energy, low frequency ultrasound to lyse thrombus into subcapillary particles without damaging vessel walls. The therapeutic principle of the Acolysis system is to generate ultrasound thrombolysis by the selective disruption of the fibrin matrix of the thrombus. Cavitation produces subcapillary-sized particles, resulting in a debulking of the arterial lesion. The first application of the Acolysis product is to treat chronic occlusions in peripheral arteries. Peripheral vascular disease currently affects over 8 million people worldwide, with limited effective treatment options. We believe the Acolysis product represents a new approach in both therapy and technology, and initial clinical experience and one-year follow-up with the product has been favorable.

        Our international sales efforts on the Acolysis product began in 2002 on a limited basis. In the fourth quarter of 2003 we received CE mark approval for our internal manufacturing of the Acolysis probe, which will allow us to broaden our international marketing activities in 2004. We are in the process of planning and structuring a clinical study in the U.S. to study the effectiveness of the use of the Acolysis system to open chronic peripheral occlusions, with the study not expected to be completed before 2006.

D-Stat Dry and D-Stat Radial Hemostat Products

        In September 2003 we received regulatory clearance and commenced sales of our D-Stat Dry hemostatic bandage in the United States and international markets. The D-Stat Dry hemostatic bandage is a version of our proprietary blood clotting substance that is lyophilized (freeze-dried) into a gauze pad, combined with an adhesive bandage for application. The D-Stat Dry is used as an assistance for manual compression to manage bleeding after catheterization procedures. We believe that the market for a hemostatic pad in this indication has grown substantially since the first competitive patch was introduced in 2000, with a market size greater than $30 million in 2003. Like the D-Stat Flowable, we believe that the D-Stat Dry has many potential uses beyond this initial application, and we are currently exploring several opportunities and variations of the D-Stat Dry for use in trauma, dialysis and other medial areas. We are exploring corporate relationships for most of these opportunities for the D-Stat Dry.

        The D-Stat Radial hemostat band is a specially-sized version of the D-Stat Dry that includes a compression band that allows it to be applied over the radial artery in the wrist. In approximately 5% of all catheterizations, the radial artery in the wrist instead of the femoral artery in the groin is used to gain arterial access. In these cases using the radial artery, the health care professional must control bleeding from the artery after the procedure. A variety of compression splints and tapes have been used for this purpose. The D-Stat Radial is the first device that contains an active blood clotting agent together with the compression collar for this purpose. We received regulatory clearance for the D-Stat Radial hemostat band in September 2003, and made manufacturing improvements to the product before launching it in the United States in early 2004.

Vari-Lase Endovenous Laser Products

        Our Vari-Lase endovenous laser products consist of a laser console, procedure kits and accessories used in the treatment of reflux of the great saphenous vein, commonly referred to as varicose veins. More than one million people in the U.S. seek treatment each year for varicose veins. Left untreated, varicose veins can result in serious clinical consequences, including limited mobility and venous ulcers. Historically, an invasive surgical procedure known as vein stripping was the only treatment for severe varicose veins. While vein stripping is still performed on over 100,000 patients each year in the United States, a new non-surgical procedure using endovenous laser energy to treat and close the diseased vein has emerged since 2002 as a preferred alternative. Recent clinical data on endovenous laser therapy has demonstrated excellent clinical results and outstanding patient satisfaction.

        The first product we launched in our Vari-Lase product line was our Vari-Lase procedure kit in July 2003 in the United States. Our procedure kit is custom-designed for the endovenous procedure, with features supporting ease-of-use and safety, and is compatible with the competitive laser consoles already in use for this procedure. In December 2003 we received FDA clearance for our laser console, which we have manufactured to our specifications by MedArt Corporation, a subsidiary of Asah Medico, a leading Denmark-based medical laser manufacturer. To complete our Vari-Lase product line, we sell micro-introducers and guidewires which are used as accessory items in the endovenous laser procedure as well as other interventional medical procedures.

Pronto Extraction Catheter

        Our Pronto product consists of an extraction catheter with a proprietary distal tip and a large extraction lumen that can be delivered into arteries to mechanically remove blood clots. The Pronto extraction catheter was initially developed by Dr. Pedro Silva of Milan, Italy, who exclusively licensed the design to us in 2002. We received CE mark approval and commenced international sales of the Pronto in August 2003, and received FDA clearance in December 2003 and commenced sales in the United States in early 2004.

Business Strategy

        Our primary objective is to establish ourselves as a leading supplier of clinically superior medical devices for substantial opportunities within interventional medicine. Starting with our Duett sealing device in the vascular sealing device market, the key steps in achieving our primary objective are the following:

•	Maintain and Improve our Clinically-Oriented Direct Sales Force in the United States. During the third quarter of 2000 we commenced sales of our Duett sealing device in the United States through a direct sales force that includes clinical specialists who train interventional cardiologists, radiologists and catheterization laboratory administrators on the use of our products. We believe that effective training is a key factor in promoting use of interventional medical devices, and we have created and will continue to work to improve an in-the-field training program for the use of our products.

•	Introduce our New Products to Our Existing Market. In the second half of 2003 we received clearance for a total of four new products to be sold in the United States through our existing direct sales force to our existing markets. We believe that each of these products has the potential to generate a material level of sales during 2004 and expand in 2005 and beyond.

•	Develop Future Devices through our Direct Sales Force to our Existing Customers. We intend to continue to leverage our direct sales force by bringing additional products to the interventional physician. Our research and development team is working on additional configurations of the D-Stat Dry hemostatic bandage and a new device for the precise measurement of aortic stenosis which we believe we can bring to the United States market before the end of 2004.

•	Explore Corporate Relationships to Augment our Direct Sales Force. For markets for our products beyond the interventional physician and in other situations where synergistic sales can result, we intend to enter into corporate relationships to broaden our products’ reach and increase our revenues.

Sales, Marketing and Distribution

        In the third quarter of 2000 we commenced sales of our Duett sealing device in the United States through our direct sales organization. As of December 31, 2003, our direct sales force consisted of approximately 40 employees. We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force. We also believe that our sales force are able to sell each of our new products to the same customer base.

        As part of our sales force, we have hired clinical specialists to train physicians and other healthcare personnel on the use of our products. We believe that effective training is a key factor in encouraging physicians to use interventional medical devices. We have created, and will continue to work to improve an in-the-field training program for the use of all of our products. We also develop and maintain close working relationships with our customers to continue to receive input concerning our product development plans.

        We are focused on building market awareness and acceptance of our products. Our marketing organization provides a wide range of programs, materials and events that support our sales force. These include product training, conference and trade show appearances and sales literature and promotional materials. Members of our medical advisory board also aid in marketing our products by publishing articles and making presentations at physicians’ meetings and conferences.

        Our international sales and marketing strategy has been to sell to interventional cardiologists and radiologists through established independent distributors in major international markets, subject to required regulatory approvals. In Germany, we established a direct sales organization by creating Vascular Solutions GmbH and began selling directly to customers in the German market in the fourth quarter of 2000. Our products are currently marketed through independent distributors in most of the other major developed markets. We intend to add independent distributors in other countries as our sales and marketing efforts are expanded. Under multi-year written distribution agreements with each of our independent distributors, we ship our products to these distributors upon receipt of purchase orders. Each of our independent distributors has the exclusive right to sell our products within a defined territory. These distributors also market other medical products, although they have agreed not to sell other vascular sealing devices. Our independent distributors purchase our products from us at a discount from list price and resell the device to hospitals and clinics. Sales to international distributors are denominated in United States dollars. The end-user price is determined by the distributor and varies from country to country.

        Substantially all of our revenues from inception until our FDA approval on June 22, 2000 were derived from sales to international distributors, primarily in Europe, none of which is affiliated with us. Sales in international markets constituted 13%, 11%, 10%, 33% and 93% of our net sales for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

New Product Development

        Our research and development staff is currently focused on developing new products to sell to our existing customer base through our direct sales force and on developing next generation versions of our existing products. We incurred expenses of $3,670,935 in 2003, $3,227,538 in 2002 and $4,123,883 in 2001 for research and development activities. To further reduce our costs, our research and development group continues to develop in-house capabilities to manufacture some of the components currently produced by outside vendors.

        We are in the process of developing several new products and product line extensions of our current products. We currently are developing several new versions of our D-Stat Dry hemostatic bandage for use in interventional medicine and in other medical areas such as trauma and dialysis. We also have an active program for the development of a new device for the precise measurement of aortic stenosis.

        We are also working on next generation versions of the Duett sealing device. We have developed and performed pre-clinical testing of the Mechanical Duett, a concept that utilizes an immediate and complete mechanical seal of the arterial puncture to obtain hemostasis. Additional development of this new concept is necessary before it proceeds into clinical studies.

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

Manufacturing

        We manufacture our products in our facility in a suburb of Minneapolis, Minnesota. The catheter manufacturing and packaging processes occur under a controlled clean room environment. Our manufacturing facility and processes were certified in July 1998 as compliant with the European Community’s EN 46001 standards and were audited in September 1999 and June 2000 for compliance with the FDA’s quality systems regulations with no deficiencies noted. Upon expiration of our prior lease, in March 2003 we moved to a new facility, also located in a suburb of Minneapolis, Minnesota. FDA approved our new facility in May 2003.

        We purchase components from various suppliers and rely on single sources for several parts of the Duett sealing device and D-Stat flowable hemostat. In September 1998, we entered into a ten year, sole-source, supply agreement with our collagen supplier, Davol Inc., that provides for a fixed price based on volume purchases which is adjusted annually for increases in the Department of Labor’s employer’s cost index. In June 1999, we entered into a five year, sole-source, supply agreement with our thrombin supplier, GenTrac, Inc., a subsidiary of King Pharmaceuticals, Inc., that provides for a fixed price with a price adjustment formula based on increased costs and wholesale price increases. Our agreement with GenTrac, Inc. expires in May 2005. To date, we have not experienced any significant adverse effects resulting from shortages of components.

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

        Our Duett sealing device principally competes with three vascular sealing devices and manual compression. The three principal competitive vascular sealing devices are:

•	The VasoSeal® device, manufactured and marketed by Datascope Corp., seals the tissue tract by placing a dry collagen plug in the tissue tract adjacent to the puncture in the artery.

•	The Angio-Seal® device, sold by the Daig division of St. Jude Medical, Inc. and developed by Kensey Nash Corporation, seals the puncture site through the use of a collagen plug on the outside of the artery connected by a suture to a biodegradable anchor which is inserted into the artery.

•	The Closer™ device, sold by Perclose, Inc., a subsidiary of Abbott Laboratories, seals the puncture site through the use of a mechanical device that enables a physician to perform a minimally invasive replication of open surgery.

        There are many companies that are selling or have developed hemostats which compete generally with our D-Stat Flowable hemostat. Virtually all of these devices, however, are positioned as hemostats for the surgical market and are not designed specifically for use in interventional procedures.

        Topical patches and pads, which have recently been introduced to the market, are designed to treat bleeding at arterial puncture sites. Our D-Stat Dry hemostatic bandage competes in this market segment. These patches are applied directly over the puncture site and held in place with adjunctive manual compression for a period of 10-20 minutes. These patches include:

• The Syvek(TM)Patch, manufactured and marketed by Marine Polymer Technologies, Inc.
•  The Closur-P.A.D.(TM), manufactured by Scion Cardiovascular and distributed by Medtronic, Inc.
• The Chito-Seal(TM), distributed by Abbott Vascular, Inc. a division of Abbott Laboratories

        The Acolysis therapeutic ultrasound system and the Pronto extraction catheter compete, and are expected to compete, in the highly competitive market segment for removal of thrombus and plaque from the arterial system. There are many companies that are selling or have developed products in this segment, including Possis Medical, Medtronic, Boston Scientific and ev3.

        We are aware of four companies that sell a product for the endovenous laser treatment of varicose veins. These companies are AngioDynamics (a subsidiary of EZ-EM), biolitec, Dornier MedTech and Diomed. Each of these company’s products contain the same basic components for the therapy but differ in procedural training, custom-designed features and support.

        In each of our product areas, we believe that several other companies are developing new devices. The medical device industry is characterized by rapid and significant technological change as well as the frequent emergence of new technologies. There are likely to be research and development projects related to these market areas of which we are currently unaware. A new technology or product may emerge that results in a reduced need for our products or results in a product that renders our product noncompetitive.

Regulatory Requirements

United States

        Our products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug and CosmeticAct. The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, and FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls because they are used in life-sustaining or life-supporting implantable devices. Class III devices require rigorous clinical testing prior to their approval, and generally require a premarket approval (PMA) application prior to their sale.

        If a medical device manufacturer can establish that a device is “substantially equivalent” to a legally marketed Class I or Class II device, or to an unclassified device, or to a Class III device for which the FDA has not called for PMAs, the manufacturer may seek clearance from the FDA to market the device by filing a 510(k) premarket notification. The 510(k) notification must be supported by appropriate data establishing the claim of substantial equivalence to the satisfaction of the FDA. Following submission of the 510(k) notification, the manufacturer may not place the device into commercial distribution in the United States until an order is issued by the FDA.

        Manufacturers must file an investigated device exemption (or IDE) application if human clinical studies of a device are required and if the FDA considers experimental use of the device to represent significant risk to the patient. The IDE application must be supported by data, typically including the results of animal and mechanical testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights..

        Generally, upon completion of these human clinical studies, a manufacturer seeks approval of a Class III medical device from the FDA by submitting a PMA application. A PMA application must be supported by extensive data, including the results of the clinical studies, as well as literature to establish the safety and effectiveness of the device.

        Our Duett sealing device is classified as a Class III device and is subject to the IDE requirements. In May 1997, the FDA determined that the review of the Duett sealing device would be delegated to the Center for Devices and Radiological Health area of the FDA, with a consulting review by the Center for Biologic Evaluation and Research. During 1998 and 1999, we received approval of our IDE application to start our feasibility clinical study, filed our IDE Supplement to begin our multi-center clinical study, completed the SEAL multi-center clinical study and filed our PMA application with the FDA. In September 1999 our manufacturing facility was audited by the FDA, with no deficiencies or non-compliances noted by the inspector. In December 1999, we received the FDA’s review letter of our PMA application, and we submitted an amendment to our PMA to the FDA in January 2000. On June 22, 2000, we received approval from the FDA of our PMA application to sell the Duett sealing device in the United States.

        Our D-Stat Flowable, D-Stat Dry, D-Stat Radial, Pronto and Vari-Lase products also are regulated in the United States as medical devices by the FDA and required clearance of our 510(k) notification by the FDA prior to being sold in the United States. Each of these devices was the subject of a 510(k) notification which was determined to be “substantially equivalent” to a legally marketed predicate device by the FDA, thereby allowing commercial marketing in the United States. The D-Stat Flowable received clearance in February 2002, while the other four products received clearance during the second half of 2003.

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

International

        The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. As part of the CE compliance, manufacturers are required to comply with the ISO series of quality systems standards. We received the CE mark approval for our Duett sealing device and certification of our quality system in July 1998, and we received the CE mark approval for our other products in the following months:

• D-Stat Flowable hemostat – November 2001
•  Pronto extraction catheter – June 2003
•  D-Stat Dry and D-Stat Radial – September 2003
•  Vari-Lase endovenous laser procedure kit – December 2003
• Acolysis probe internal manufacturing – November 2003

        International sales of our products are subject to the regulatory requirements of each country in which we sell. These requirements vary from country to country but generally are much less stringent than those in the United States. We have obtained regulatory approvals where required for us to sell our products in the country. Through our Japanese distributor, we are pursuing the regulatory approval of our Duett sealing device and Pronto extraction catheter for commercial sale in Japan.

Third Party Reimbursement

        In the United States, healthcare providers that purchase medical devices, generally rely on third-party payors, principally the Centers for Medicare and Medicaid Services, or CMS, (formerly the Health Care Financing Administration, or HCFA) and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. We believe that in the current United States reimbursement system, the cost of vascular sealing devices is incorporated into the overall cost of the catheter procedure. We have performed analyses to establish the cost benefit of the Duett sealing device, relying on shortened hospital stays and decreased use of healthcare professionals, to justify the increased cost of using our Duett sealing device in the United States. Our other products are subject to reimbursement rules depending on the specific medical procedure in which they are utilized.

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

        Since commencing operations, we have continued the prosecution of the pending United States patent applications and filed new patent applications. A second United States patent was issued that is directed to a balloon catheter and procoagulant sealing device and method and which expires in October 2015. A third United States patent was issued that contains method claims concerning the use of a balloon catheter and flowable procoagulant and which expires in October 2015. A fourth United States patent was issued concerning our procoagulant mixture and which expires in October 2015. A fifth United States patent was issued concerning a balloon catheter sealing device and which expires in May 2013. A sixth United States patent was issued concerning a balloon catheter and procoagulant sealing device and which expires in October 2015. A seventh United States patent was issued concerning a balloon catheter sealing device and which expires in October 2015. We currently have four additional United States patents pending concerning new versions of our Duett sealing device, our Pronto catheter, our Vari-Lase procedure kit and our D-Stat Dry product. We also have pursued international patent applications, which designate the key developed nations with substantive patent protection systems.

        The interventional medical device market in general, and the vascular sealing device and endovenous laser therapy fields in particular, are characterized by frequent and substantial intellectual property litigation. Each of the vascular sealing products currently on the U.S. market, including our Duett sealing device, has been subject to infringement litigation. (See “Legal Proceedings” in Item 3 of Part I of this Form 10-K) In addition, two of our competitors in the endovenous laser therapy market (AngioDynamics and Diomed) are currently involved in intellectual property litigation. The interpretation of patents involves complex and evolving legal and factual questions. Intellectual property litigation in recent years has proven to be complex and expensive, and the outcome of such litigation is difficult to predict.

        We may become the subject of additional intellectual property claims in the future related to our products. Our defense of any intellectual property claims filed in the future, regardless of the merits of the complaint, could divert the attention of our technical and management personnel away from the development and marketing of our products for significant periods of time. The costs incurred to defend future claims could be substantial and adversely affect us, even if we are ultimately successful.

        We also rely on trade secret protection for certain aspects of our technology. We typically require our employees, consultants and vendors for major components to execute confidentiality agreements upon their commencing services with us or before the disclosure of confidential information to them. These agreements generally provide that all confidential information developed or made known to the other party during the course of that party’s relationship with us is to be kept confidential and not disclosed to third parties, except in special circumstances. The agreements with our employees also provide that all inventions conceived or developed in the course of providing services to us shall be our exclusive property.

        We also register the trademarks and trade names through which we conduct our business. To date, we have registered the trademarks “D-Stat,” and “Vari-Lase,” and have applied for registration in the United States of the marks “Vascular Solutions Duett,” “Pronto,” and the Duett stylized logo. We acquired the registered trademark “Acolysis” in connection with our acquisition of the Acolysis therapeutic ultrasound business in 2002.

Employees

        As of December 31, 2003, we had 128 full time employees. Of these employees, 35 were in manufacturing activities, 62 were in sales and marketing activities, 8 were in research and development activities, 14 were in regulatory, quality assurance and clinical research activities and 9 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Executive Officers of the Registrant

        The executive officers of the Company as of February 13, 2004 are as follows:

Name	Age	Position
Howard Root	43	Chief Executive Officer and Director
Michael Nagel	41	Vice President of Sales & Marketing and Secretary
Deborah Neymark	47	Vice President of Regulatory Affairs
James Quackenbush	45	Vice President of Manufacturing
James Hennen	31	Chief Financial Officer

        Howard Root has served as our Chief Executive Officer and a director since he co-founded Vascular Solutions in February 1997. From 1990 to 1995, Mr. Root was employed by ATS Medical, Inc., a mechanical heart valve company, most recently as Vice President and General Counsel. Prior to joining ATS Medical, Mr. Root practiced corporate law, specializing in representing emerging growth companies, at the law firm of Dorsey &Whitney for over five years. Mr. Root received his B.S. in Economics and J.D. degrees from the University of Minnesota.

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

        Deborah Neymark has served as our Vice President of Regulatory Affairs, Clinical Affairs and Quality Systems since October 2000. Mrs. Neymark served as the Corporate Compliance Officer and Vice President of Regulatory Affairs, Clinical Research and Quality Systems for Empi, Inc. from October 1995 to October 2000. From May 1993 to October 1995, Mrs. Neymark was employed as a Regulatory Affairs Manager for Boston Scientific’s Scimed division. Prior to May 1993, Mrs. Neymark held regulatory affairs, clinical research and quality assurance positions at Medtronic and Lifecore Biomedical. She received her B.S. in Biology from Valparaiso University.

        James Quackenbush has served as our Vice President of Manufacturing since March 1999. Prior to joining us, Mr. Quackenbush served as Vice President of Manufacturing and Operations with Optical Sensors, Inc., a diagnostic medical device company, where he worked since October 1992. From March 1989 through October 1992, Mr. Quackenbush served as operations manager with Schneider USA’s stent division. Prior to this time, he was an advanced project engineer with the 3M Medical Products Division. Mr. Quackenbush received a B.S. in Industrial Engineering from Iowa State University.

        James Hennen has served as our Chief Financial Officer since January 2004. Mr. Hennen served as our Controller & Director of Finance from February 2002 through December 2003. Prior to joining us, Mr. Hennen served in accounting positions, most recently as International Controller with WAM!NET, Inc., a globally networked information technology company for media transfer, where he worked since December 1997. From October 1995 through December 1997, Mr. Hennen was a Senior Auditor for Ernst and Young, LLP. Mr. Hennen received a B.S. in Business/Accounting from the University of Minnesota. Mr. Hennen is a Certified Public Accountant.

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

ITEM 2. PROPERTIES

        Our offices are in approximately 33,000 square feet of leased space in a suburb of Minneapolis, Minnesota. These facilities include approximately 11,200 square feet used for manufacturing activities, approximately 1,400 square feet used for research and laboratory activities, with the remainder used for administrative offices. Our lease for these facilities expires in September 2008. We believe that facility will be adequate to meet our needs through at least the end of the lease period.

ITEM 3. LEGAL PROCEEDINGS

        On July 23, 1999, we were named as the defendant in a patent infringement lawsuit brought by Datascope Corp. in the United States District Court for the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes and, following FDA approval will infringe, a United States patent held by Datascope and asks for relief in the form of an injunction that would prevent us from selling our product in the United States as well as an award of attorneys’ fees, costs and disbursements. On August 12, 1999, we filed our answer to this lawsuit and brought a counterclaim alleging unfair competition and tortious interference. On August 20, 1999, we moved for summary judgement to dismiss Datascope’s claims. On March 15, 2000, the court granted summary judgment dismissing all of Datascope’s claims, subject to the right of Datascope to recommence the litigation after our receipt of FDA approval of our Duett sealing device. On July 12, 2000, after our receipt of FDA approval, Datascope recommenced this litigation, alleging that the Duett sealing device infringes a United States patent held by Datascope and requesting relief in the form of an injunction that would prevent us from selling our product in the United States, damages caused by our alleged infringement, and other costs, disbursements and attorneys’ fees. On November 26, 2002, we entered into an agreement that settled all existing intellectual property litigation with Datascope Corporation. Under the terms of the Settlement Agreement, Datascope granted us a non-exclusive license to its Janzen patents as they apply to all current versions of the Duett sealing sevice, and to certain permitted future product improvements. Datascope also has released us from any claim of patent infringement based on past or future sales of the Duett sealing device. In exchange, we paid Datascope a single lump sum of $3,750,000 in the fourth quarter of 2002.

        On July 3, 2000, we were named as the defendant in a patent infringement lawsuit brought by the Daig division of St. Jude Medical in the United States District Court for the District of Minnesota. The complaint requested a judgment that our Duett sealing device infringes a series of four patents known as the Fowler patents held by St. Jude Medical and asks for relief in the form of an injunction that would prevent us from selling our Duett sealing device in the United States, damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. On July 12, 2001, we entered into an agreement that settled all existing intellectual property litigation with St. Jude Medical. Under the terms of the settlement agreement, we agreed to pay a royalty of 2.5% of net sales of our Duett sealing device to St. Jude Medical, up to a maximum amount over the remaining life of the St. Jude Fowler patents. In exchange, St. Jude Medical granted to us a non-exclusive license to its Fowler patents and has released us from any claim of patent infringement based on sales of our Duett sealing device. We granted a non-exclusive cross-license to our Gershony patents to St. Jude Medical, subject to a similar royalty payment if St. Jude Medical utilizes our Gershony patents in any future device. Beginning on July 1, 2001, a royalty expense of 2.5% of net sales is included in our cost of goods sold until the maximum royalty is attained.

        On December 11, 2003, we and a non-officer employee of Vascular Solutions were named as defendants in a lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that in marketing our Vari-Lase endovenous laser procedure kit we engaged in false advertising and infringed a registered trademark of Diomed. The complaint also alleges that our employee, who previously worked for a company that conducted business with Diomed, improperly utilized trade secrets of Diomed in developing our Vari-Lase procedure kit. The complaint requests monetary damages and an injunction on the sale of our Vari-Lase procedure kit. We believe that the allegations included in the complaint are wholly without merit, have filed our answer to the complaint, and intend to defend this litigation vigorously. We have tendered this claim to our insurance carrier. It is not possible to predict the timing or outcome of the Diomed litigation, including whether it will affect our ability to sell our Vari-Lase procedure kit, or to estimate the amount or range of potential loss, if any.

        From time to time we are involved in legal proceedings arising in the normal course of our business. As of the date of this report we are not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $22.7 million of the net proceeds to hire, train and deploy a direct sales force in the United States, $4.1 million to settle the St. Jude and Datascope litigation, $1.6 million to purchase the Acolysis System, $0.7 million for our stock repurchase program, $7.2 million for research and development of new products and $4.8 million for general corporate purposes.

        The Company’s common stock began trading on the NASDAQ National Market under the symbol “VASC” on July 20, 2000. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the common stock as reported by the NASDAQ National Market.

	High	Low
2002
First Quarter	$ 3.700	$ 2.480
Second Quarter	2.700	1.680
Third Quarter	1.780	.880
Fourth Quarter	1.200	.650
2003
First Quarter	1.16	0.750
Second Quarter	2.28	0.750
Third Quarter	5.880	2.350
Fourth Quarter	6.420	5.100

Holders

        As of December 31, 2003, the Company had 161 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.

Dividends

        The Company has paid no cash dividends on its common stock, and it does not intend to pay cash dividends on its common stock in the future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data as of December 31, 2003 and 2002 and for the three years ended December 31, 2003, 2002 and 2001 are derived from, and should be read together with, our financial statements included elsewhere in this Form 10-K. The following selected financial data as of December 31, 2001, 2000 and 1999 and for the fiscal years ended December 31, 2000 and 1999 are derived from financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Statements of Operations Data:
Net sales	$11,804	$12,101	$12,082	$6,193	$1,429
Cost of sales	4,570	4,986	4,961	2,701	1,065

Gross profit	7,234	7,115	7,121	3,492	364
Operating expenses:
Research and development	3,671	3,227	4,124	3,117	3,068
Clinical and regulatory	1,536	1,348	1,288	1,082	1,324
Sales and marketing	9,646	11,964	12,772	6,700	2,301
General and administrative	1,942	2,167	2,498	2,255	1,904
Legal settlement	—	3,750	350	—	—
Amortization of purchased technology	217	145	—	—	—

Total operating expenses	17,012	22,601	21,032	13,154	8,597

Operating loss
Interest income	150	507	1,661	1,453	371

Net loss	$(9,628)	$(14,979)	$(12,250)	$(8,209)	$(7,862)

Net loss per common share -
Basic and diluted	$(0.75)	$(1.13)	$(0.93)	$(0.95)	$(1.95)
Weighted average number of common
shares outstanding	12,859	13,276	13,217	8,645	4,033
	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and available-
for-sale securities	$5,885	$16,750	$33,318	$44,098	$10,529
Working capital	9,223	18,656	34,712	46,300	10,487
Total assets	12,992	22,280	37,593	49,661	12,295
Long-term debt	—	—	—	—	—
Total shareholders’ equity	10,872	20,369	35,630	47,194	11,172

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company’s expectations regarding future trends affecting its business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors the Company believes could cause actual results to differ materially from those contemplated by the forward looking statements.

Overview

        We are a medical device company focused on bringing solutions to interventional cardiologists and interventional radiologists. As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices, and then deliver those products directly to the physician through our direct domestic sales force and international distribution network. We continue to develop new products and applications for our existing products.

        During 2003, we received regulatory clearance for sales of four new interventional products:

•	Vari-Lase endovenous laser procedure kit. We launched this product in the third quarter of 2003. The Vari-Lase product is a treatment for superficial venous reflux, otherwise known as varicose veins.

•	Pronto Extraction Catheter. We launched this product in international markets at the end of the third quarter of 2003, and received regulatory clearance for United States sales in December 2003. The Pronto extraction catheter consists of a catheter with a proprietary atraumatic distal tip and large extraction lumen for the removal of soft thrombus from arteries.

•	D-Stat Dry Hemostatic Bandage. We launched this product on September 22, 2003. The D-Stat Dry hemostatic bandage consists of a freeze-dried pad of our D-Stat procoagulant which can be applied to topical bleeding with a custom adhesive bandage.

•	D-Stat Radial Hemostatic Band. We received regulatory clearance for this product in September 2003 and launched this product in the first quarter of 2004. The D-Stat Radial hemostat band is a customized compression device with the power of the D-Stat procoagulant for sealing the arterial puncture following catheterization procedures.

        We believe these four new products, together with sales of our existing Duett, D-Stat Flowable and Acolysis products, will result in substantial revenue growth in 2004. We also believe that these new products will increase our gross margin percent to between 67% and 69% during 2004.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

        Net sales decreased modestly to $11,804,328 for the year ended December 31, 2003 from $12,100,526 for the year ended December 31, 2002. Approximately 87% of our net sales for the year ended December 31, 2003 were to customers in the United States and 13% of the net sales were to customers in international markets. Net sales by product category were as follows:

•	Net sales of the D-Stat Dry were $1,085,000 for the year ended December 31, 2003, compared to no sales in 2002. Our D-Stat Dry product was launched at the end of the third quarter of 2003. Through December 31, 2003, we have sold our D-Stat Dry to 187 of the estimated 3,000 cardiac and interventional radiology labs in the U.S. We expect to increase our D-Stat Dry net sales to between $8,000,000 and $10,000,000 in 2004.

•	Net sales of the Pronto were $97,000 for the year ended December 31, 2003, all from international sales, compared to no sales in 2002. Our Pronto product was launched at the end of the third quarter of 2003 in international markets, and we received FDA approval in December 2003 but did not commence sales in the United States until 2004. We expect to increase Pronto net sales to between $2,000,000 and $3,000,000 in 2004.

•	Net sales of Vari-Lase kits and accessories were $255,000 for the year ended December 31, 2003, compared to no sales in 2002. Our Vari-Lase procedure kit was launched during the third quarter of 2003. In January 2004 we launched our Vari-Lase laser console, and as a result we now offer a full line of endovenous laser products to our customers for the treatment of varicose veins. We expect to increase our Vari-Lase console, kits and accessory net sales to over $4,000,000 in 2004.

•	Net sales of D-Stat Flowable increased to $1,187,000 for the year ended December 31, 2003 from $764,000 for the year ended 2002, a 55% increase. Our reorder rate for the D-Stat Flowable in 2003 compared to 2002 has remained steady at 58%. We expect to modestly increase our D-Stat Flowable net sales to $1,500,000 in 2004.

•	Net sales of Acolysis products were $185,000 for the year ended December 31, 2003 compared to $102,000 for the year ended December 31, 2002. We received the CE mark approval for our own manufacturing activities for the Acolysis probe during the fourth quarter of 2003, which will allow us to begin to expand our sales and marketing activities internationally in 2004. We expect to modestly increase Acolysis net sales to $300,000 in 2004.

•	Net sales of our Duett sealing device were $8,995,000 for the year ended December 31, 2003 compared to $11,235,000 for the year ended December 31, 2002. Our Duett sales in 2003 were negatively affected by the intense competitive environment in the United States invasive sealing device market and our new focus on new products. The 20% decrease, year over year, in Duett net sales also was in line with our 19% decrease in sales and marketing expenses from the year-prior period. We expect Duett sales to continue to decline at a rate of between 20% to 30%, year over year, in 2004 as we continue to focus on our new higher margin and more competitive products.

        Gross profit as a percentage of net sales increased to 61% for the year ended December 31, 2003 from 59% for the year ended December 31, 2002. We added higher margin products to our selling mix during 2003, particularly our D-Stat Dry which has gross margins greater than 80%. We expect gross margins to increase in 2004 to 67% to 69% as our selling mix changes to favor the higher margin products and we continue to make slight gains in manufacturing efficiencies.

        Research and development expenses increased 14% to $3,670,935 for the year ended December 31, 2003 from $3,227,538 for the year ended December 31, 2002. The increase was directly related to our increased activity in launching four new products in 2003 and our continued work on our long term research and development projects. Research and development expenses fluctuate due to outside project spending. We expect our research and development expenses to remain relatively steady during 2004 as we continue to pursue additional new products at an expected rate of approximately two new products per year and we continue to move our longer term development projects forward.

        Clinical and regulatory expenses increased 14% to $1,535,989 for the year ended December 31, 2003 from $1,347,694 for the year ended December 31, 2002. The expected increase was the result of the approval of our four new products in the second half of 2003 as well as our “Pocket Protector” clinical study for a new indication of our D-Stat Flowable product. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. We expect clinical and regulatory expenses to increase by approximately 25% in 2004 as we complete our “Pocket Protector” study, conduct clinical/marketing studies related to our existing products and advance new products through the regulatory system.

        Sales and marketing expenses decreased 19% to $9,645,920 for the year ended December 31, 2003 from $11,963,907 for the year ended December 31, 2002. During 2002 and 2003 we reviewed our sales and marketing expenditures and focused our spending in the areas that drive sales and provide an adequate financial return. As of December 31, 2003, our direct sales force consisted of approximately 40 employees compared to approximately 50 as of December 31, 2002. We expect to add approximately 10 field sales employees during 2004 to advance our new products. As a result, we expect our sales and marketing expenses to increase by approximately 10% in 2004 compared to 2003.

        General and administrative expenses decreased 10% to $1,942,483 for the year ended December 31, 2003 from $2,166,883 for the year ended December 31, 2002. The decrease was primarily the result of lower legal fees in 2003 compared to 2002, as we incurred legal fees in 2002 relating to the Datascope litigation which was settled in the fourth quarter of 2002. The reduction in legal fees was partially offset by an increase in the cost of business insurance. We currently anticipate that general and administrative expenses will remain relatively constant in 2004.

        Legal settlement expenses were $3,750,000 for the year ended December 31, 2002. We entered into an agreement that settled all existing intellectual property litigation with Datascope Corporation in the fourth quarter of 2002 (see “Legal Proceedings” in Item 3 of Part I of this Form 10-K). As part of the settlement, Datascope released us from any claim of patent infringement based on past or future sales of the Duett sealing device. In exchange, we paid Datascope a single lump sum of $3,750,000 in the fourth quarter of 2002.

        Amortization of purchased technology was $217,500 for the year ended December 31, 2003 and $145,000 for the year ended December 31, 2002. The increase is the result of a full year of amortization in 2003 compared to 2002. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 from the acquisition to purchased technology and are amortizing the amount over four years.

        Interest income decreased to $150,342 for the year ended December 31, 2003 from $507,169 for the year ended December 31, 2002 primarily as a result of a reduced cash balance and lower interest rates.

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

        Sales and marketing expenses decreased 6% to $11,963,907 for the year ended December 31, 2002 from $12,771,901 for the year ended December 31, 2001. We reviewed our sales and marketing expenditures and focused our spending in the areas that drove sales and provided an adequate financial return. As of December 31, 2002, our direct sales force consisted of approximately 50 employees compared to approximately 65 as of December 31, 2001.

        General and administrative expenses decreased 13% to $2,166,883 for the year ended December 31, 2002 from $2,498,435 for the year ended December 31, 2001. The decrease was the result of lower headcount in 2002 compared to 2001.

        Legal settlement expenses were $3,750,000 for the year ended December 31, 2002 and $350,000 for the year ended December 31, 2001. We entered into an agreement that settled all existing intellectual property litigation with Datascope Corporation in 2002 (see “Legal Proceedings” in Item 3 of Part I of this Form 10-K). As part of the settlement, Datascope released us from any claim of patent infringement based on past or future sales of the Duett sealing device. In exchange, we paid Datascope a single lump sum of $3,750,000 in the fourth quarter of 2002. We entered into an agreement that settled all existing intellectual property litigation with St. Jude Medical in 2001 (see “Legal Proceedings” in Item 3 of Part I of this Form 10-K). As a result of the settlement, we agreed to pay St. Jude Medical a royalty of 2.5% of our Duett sales up to a maximum amount over the remaining life of the St. Jude Medical patents. We paid $350,000 to St. Jude Medical in 2001 representing the past royalty on net sales of our Duett device since 1998 under the settlement agreement.

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

        As of December 31, 2003, we had net operating loss carryforwards of approximately $54,631,000 for U.S. federal income tax purposes which begin to expire in the year 2013. As of December 31, 2003, we also had federal and state research and development tax credit carryforwards of approximately $1,353,000 which begin to expire in the year 2013. As of December 31, 2003, we also had a foreign tax loss carryforward of approximately $1,356,000 which does not expire. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

Liquidity and Capital Resources

        We have financed all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through December 31, 2003, we have sold common stock and preferred stock generating aggregate net proceeds of approximately $70.5 million. At December 31, 2003, we had $5,885,000 in cash, cash equivalents and available-for-sale securities on-hand compared to $16,750,000 at December 31, 2002.

        During the year ended December 31, 2003, we used $10,417,000 to fund operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $9,628,000 and an increase in inventory of $1,054,000, which was offset by depreciation and amortization of $604,000. The increase in inventory is due to the additon of four new products and our preparation for our expected increase in sales in 2004. During 2003 we generated proceeds of $11,356,000 in investing activities, primarily from the net sales of investment securities of $11,895,000, offset by net equipment purchases of $539,000. Also during 2003 we generated $69,000 in financing activities, primarily from $208,000 we received through the issuance of common stock under employee stock plans, offset by our repurchase of our common stock for $140,000.

        In August 2002, the Board of Directors adopted a stock repurchase program to acquire up to one million shares of our common stock in open market transactions. The Board of Directors cancelled the program in July 2003 after purchasing a total of 762,300 shares. During 2003, we repurchased 153,400 shares under this stock repurchase program for $140,000.

        During the fourth quarter of 2003, we entered into a $3.0 million credit facility with Silicon Valley Bank. The line of credit has a 12 month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The line of credit includes two covenants: minimum tangible net worth of $8,000,000 and a liquidity coverage of not less than 1.25 to 1.00. We were in compliance with these covenants at December 31, 2003. As of December 31, 2003, we had no outstanding balance on the line of credit balance and the availability was $1.2 million.

        We purchase our requirements for thrombin (a component in the Duett and all of the D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expires on May 29, 2005. During 2004 and the first five months of 2005, we intend to increase our purchases of thrombin to benefit from the pricing provisions of the agreement, which we expect will substantially increase our inventory of thrombin. We believe that these purchases will satisfy our thrombin requirements for 2004, 2005 and most of 2006. We are currently exploring a new thrombin supply agreement and evaluating alternative potential suppliers, although there currently is no other source of commercially-available thrombin approved for use in the United States.

        We signed a purchase agreement with MedArt Corporation on September 22, 2003 for the manufacture of our Vari-Lase laser console. Under that agreement, we are obligated to purchase laser consoles with an aggregate purchase price of $1,197,000 for our Vari-Lase business during the first year of the agreement, which commenced in December 2003. We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

        The following table summarizes our contractual cash commitments as of December 31, 2003:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Facility Operating Lease	$1,708,920	$348,948	$1,082,304	$277,668	$ —
MedArt Purchase Commitment	1,197,000	1,197,000	—	—	—

Total Contractual Cash Obligations	$2,905,920	$1,545,948	$1,082,304	$277,668	$ —

        We currently anticipate that we will continue to experience a negative cash flow until at least the fourth quarter of 2004 at which time we project that we will become cash flow neutral. We currently believe that our working capital of $9.2 million and anticipated cash from product sales will be sufficient to meet our operating and capital requirements until we reach cash flow neutral in the fourth quarter of 2004. However, our actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; and other factors.

        In the event that additional financing is needed and depending on market conditions, we may seek to raise additional funds for working capital purposes at any time through the sale of equity or debt securities. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. We currently have no commitments for additional funding and so our ability to meet our long-term liquidity needs is uncertain. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or market our products or take advantage of business opportunities or may be required to significantly curtail our business operations.

Critical Accounting Policies:

        Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Our accounting policies are described in Note 2 to the financial statements. We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

Inventory

        We state our inventory at the lower of cost (first-in, first-out method) or market. We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory based upon historical experience and forecasted demand. At December 31, 2003, this reserve was $240,000 compared to $260,000 at December 31, 2002. Our reserve requirements could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.

Revenue Recognition

        We recognize revenue upon shipment of products to customers, net of estimated returns. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At December 31, 2003, this reserve was $20,000 compared to $40,000 at December 31, 2002. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At December 31, 2003, this reserve was $140,000 compared to $90,000 at December 31, 2002. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and to a lesser extent Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For the year ended December 31, 2003, we recorded a $24.2 million valuation allowance related to our net deferred tax assets of $24.2 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, or FIN No. 46. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN No. 46 did not have a material impact on our financial statements.

RISK FACTORS

        The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or results of operations could be seriously harmed.

We will not be successful if the interventional medical device community does not adopt our new products

        During the third quarter of 2000 we commenced sales of our first product, the Duett sealing device, in the United States, which we believe represents the largest market for interventional medical devices. We have not become profitable with our sales of the Duett. In the second half of 2003, we received clearance to commence sales of four new interventional products in the United States. Our success will depend on the medical community’s acceptance of our new products. We cannot predict how quickly, if at all, the medical community will accept our new products, or, if accepted, the extent of their use. Our potential customers must:

•	believe that our products offer benefits compared to the methodologies and/or devices that they are currently using;

•	use our products and obtain acceptable clinical outcomes;

•	believe that our products are worth the price that they will be asked to pay; and

•	be willing to commit the time and resources required to change their current methodology.

        Because we have only very recently commenced sales of our D-Stat Dry hemostatic bandage, Pronto extraction catheter, Vari-Lase endovenous laser and D-Stat Radial hemostat band products, we have no ability to predict the level of sales of these products. If we encounter difficulties in growing our sales of our new medical devices in the United States, our business will be seriously harmed.

We have limited working capital to pursue our business

        On December 31, 2003, we had $5.9 million in cash, cash equivalents and marketable securities and a working capital of $9.2 million. During 2003, our operating activities resulted in the use of $10.9 million of cash. While we believe that during 2004 our working capital requirements will decrease due to sales of our new products, there can be no assurance that our existing working capital will be sufficient to satisfy our working capital needs. If our sales do not increase, or if we encounter unexpected expenses, we will need to raise additional working capital. We have no commitments for additional funding and so our ability to meet our long-term liquidity needs is uncertain. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or market our products or take advantage of business opportunities or may be required to significantly curtail our business operations.

We have incurred losses and we may not be profitable in the future

        Since we commenced operations in February 1997, we have incurred net losses primarily from costs relating to the development and commercialization of our Duett sealing device and new products. At December 31, 2003, we had an accumulated deficit of $59.7 million. We expect to continue to significantly invest in our sales and marketing, and research and development activities. Because of our plans to introduce new products and expand our commercialization, we expect to incur significant net losses through at least the first half of 2004. Our business strategies may not be successful, and we may not become profitable in any future period or at all. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We may face additional intellectual property claims in the future which could prevent us from manufacturing and selling our products or result in our incurring substantial costs and liabilities

        The interventional medical device industry is characterized by numerous patent filings and frequent and substantial intellectual property litigation. Companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage. We have been subject to two intellectual property lawsuits concerning our Duett sealing device. Although we have settled both of these intellectual property lawsuits, it is possible that additional claims relating to the Duett could be brought in the future. In addition, while we do not believe that any of our new products infringes any existing patent, it is highly likely that we will become subject to intellectual property claims with respect to our new products in the future. Intellectual property litigation in recent years has proven to be very complex, and the outcome of such litigation is difficult to predict.

        An adverse determination in any intellectual property litigation or interference proceedings could prohibit us from selling a product, subject us to significant liabilities to third parties or require us to seek licenses from third parties. The costs associated with these license arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a product.

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

The loss of, or interruption of supply from, key vendors, including our single source supplier of thrombin, could limit our ability to manufacture our products

        We purchase components used in our products from various suppliers and rely on a single source for the thrombin component of our Duett sealing device and D-Stat products. There are currently no FDA-approved alternative suppliers of thrombin. Our current supply agreement with our thrombin vendor extends through May 2005, and there are no assurances that a future agreement can be negotiated, or that any future agreement would be on similar terms. Because it requires FDA approval, establishing additional or replacement suppliers for thrombin would require a lead-time of at least two years and would involve significant additional costs. Any supply interruption from our vendor of thrombin or from any other key vendor, or the failure by us to engage alternative vendors may limit our ability to manufacture our Duett and D-Stat products and could therefore seriously harm our business.

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

•	the level of sales of our products in the United States market;

•	our ability to introduce new products and enhancements in a timely manner;

•	the demand for and acceptance of our products;

•	the success of our competition and the introduction of alternative products;

•	our ability to command favorable pricing for our products;

•	the growth of the market for our devices;

•	the expansion and rate of success of our direct sales force in the United States and our independent distributors internationally;

•	actions relating to ongoing FDA compliance;

•	the effect of intellectual property disputes;

•	the size and timing of orders from independent distributors or customers;

•	the attraction and retention of key personnel, particularly in sales and marketing, regulatory, manufacturing and research and development;

•	unanticipated delays or an inability to control costs;

•	general economic conditions as well as those specific to our customers and markets; and

•	seasonal fluctuations in revenue due to the elective nature of some procedures.

We may face product liability claims that could result in costly litigation and significant liabilities

        The manufacture and sale of medical products entail significant risk of product liability claims. The medical device industry in general has been subject to significant medical malpractice litigation. Any product liability claims, with or without merit, could result in costly litigation, reduced sales, cause us to incur significant liabilities and divert our management’s time, attention and resources. Because of our limited operating history and lack of experience with these claims, we cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all.

The market for interventional medical devices is highly competitive and will likely become more competitive, and our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete

        The existing market for interventional medical devices is intensely competitive. We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with ours. The primary competitors for our Duett sealing device are Abbott Laboratories (through its subsidiary Abbott Vascular), Datascope Corp. and St. Jude Medical, Inc., which sells a product developed by Kensey Nash Corporation. Each of our new products encounters competition from at least several medical device companies, including Medtronic Inc. and AngioDynamics Corporation. Each of these companies has:

•	better name recognition;

•	broader product lines;

•	greater sales, marketing and distribution capabilities;

•	significantly greater financial resources;

•	larger research and development staffs and facilities; and

•	existing relationships with some of our potential customers.

        We may not be able to effectively compete with these companies. In addition, broad product lines may allow our competitors to negotiate exclusive, long-term supply contracts and offer comprehensive pricing for their products. Broader product lines may also provide our competitors with a significant advantage in marketing competing products to group purchasing organizations and other managed care organizations that are increasingly seeking to reduce costs through centralized purchasing. Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete.

Our international sales are subject to a number of risks that could seriously harm our ability to successfully commercialize our products in any international market

        Our international sales are subject to several risks, including:

•	the ability of our independent distributors to sell our products;

•	the impact of recessions in economies outside the United States;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	unexpected changes in regulatory requirements, tariffs or other trade barriers;

•	weaker intellectual property rights protection in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

        The occurrence of any of these events could seriously harm our future international sales and our ability to successfully commercialize our products in any international market.

We have limited manufacturing experience and may encounter difficulties in our manufacturing operations which could seriously harm our business

        We have limited experience in manufacturing our products. In particular, we have very limited experience in lyophilization, which is a key manufacturing step for our D-Stat Dry hemostatic bandage. We believe our facilities are adequate for our projected production of our products for the foreseeable future, but future facility requirements will depend largely on future sales of our products in the United States. We may encounter unforeseen difficulties in expanding our production of our new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, compliance with FDA regulations and requirements regarding good manufacturing practices, and the need for further regulatory approval of new manufacturing processes. Difficulties encountered by us in expanding and maintaining our manufacturing capabilities could seriously harm our business.

Our business and results of operations may be seriously harmed by changes in third-party reimbursement policies

        We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any changes affect reimbursement for catheterization procedures in which our products are used. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from healthcare payors for procedures in which our products are used or adverse changes in governmental and private third-party payors’ policies toward reimbursement for such procedures would seriously harm our business.

        In the United States, healthcare providers, including hospitals and clinics that purchase medical devices such as our products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of catheterization procedures. Any changes in this reimbursement system could seriously harm our business.

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

•	obtain the clearance of the FDA and international agencies before we can market and sell our products;

•	satisfy these agencies’ content requirements for all of our labeling, sales and promotional materials; and

•	undergo rigorous inspections by these agencies.

        Compliance with the regulations of these agencies may delay or prevent us from introducing any new model of our existing products or other new products. Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

        We are also required to demonstrate compliance with the FDA’s quality system regulations. The FDA enforces its quality system regulations through pre-approval and periodic post-approval inspections. These regulations relate to product testing, vendor qualification, design control and quality assurance, as well as the maintenance of records and documentation. If we are unable to conform to these regulations, the FDA may take actions which could seriously harm our business. In addition, government regulation may be established that could prevent, delay, modify or rescind regulatory clearance or approval of our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivables. We maintain our accounts for cash and cash equivalents and available-for-sale securities principally at one major bank and one investment firm in the United States. We have a formal written investment policy that restricts the placement of investments to issuers evaluated as creditworthy. We have not experienced any losses on our deposits of our cash and cash equivalents.

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

        We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Notes thereto required pursuant to this Item begin on page 36 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(f) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

        Changes in internal controls.

        During the fiscal quarter ended December 31, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference to the Sections under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2003.

        See Item 1 of Part I hereof for information regarding our Executive Officers.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated herein by reference to the Sections under the headings “Director Compensation” and “Executive Compensation and Other Information” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Incorporated herein by reference to the Section under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated herein by reference to the Section under the heading “Additional Information about our Independent Auditor” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this Report.

(1)	The following financial statements are filed herewith in Item 8 in Part II.

(i)	Report of Independent Auditors

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statement of Changes in Shareholders’ Equity

(v)	Consolidated Statements of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

        Schedule II – Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).

3.2	Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.2 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

4.2	Form of warrant dated January 31 and February 14, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.2 of Vascular Solutions’ Registration Statement on Form S-1 (File 333

4.3	Form of warrant dated December 29, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated(incorporated by reference to Exhibit 4.3 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

4.4	Amended and Restated Investors’ Rights Agreement dated December 9, 1998, by and between Vascular Solutions, Inc. and the purchasers of Series A and Series B preferred stock (incorporated by reference to Exhibit 4.4 of Vascular Solution

4.5	Stock Purchase Warrant dated June 10, 1999 by and between Vascular Solutions, Inc. and Jones Pharma, Incorporated (incorporated by reference to Exhibit 4.7 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089))

10.1	Lease Agreement dated August 30, 2002 by and between First Industrial, L.P. as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended September

10.2		Mutual and General Release dated November 9, 1998 by and between Vascular Solutions, Inc., Dr. Gary Gershony and B. Braun Medical, Inc. (incorporated by reference to Exhibit 10.5 of Vascular Solutions’ Registration Statement on Form S-

10.3		Purchase and Sale Agreement dated September 17, 1998 by and between Vascular Solutions, Inc. and Davol Inc. (incorporated by reference to Exhibit 10.8 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

10.4		Purchase Agreement dated June 10, 1999 by and between GenTrac, Inc. and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.9 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

10	.5*	Form of Employment Agreement by and between Vascular Solutions, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.11 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

10.6		Form of Distribution Agreement (incorporated by reference to Exhibit 10.12 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

10	.7*	Vascular Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to Vascular Solutions’ Form 10-K for the year ended December 31, 2000).

10.8		Settlement Agreement dated July 12, 2001 by and between Vascular Solutions and St. Jude Medical and Daig Corporation (incorporated by reference to Exhibit 99.2 to Vascular Solutions’ Form 8-K dated July 12, 2001).

10.9		Purchase Agreement dated April 30, 2002 by and between Vascular Solutions and Angiosonics (incorporated by reference to Exhibit 99.2 to Vascular Solutions’ Form 8-K dated April 30, 2002).

10	.10*	Stock Option and Stock Award Plan as Amended July 16, 2002 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended June 30, 2002).
10.11		Settlement Agreement dated November 26, 2002 by and between Vascular Solutions and Datascope (incorporated by reference to Exhibit 99.2 to Vascular Solutions’ Form 8-K dated November 26, 2002).

10	.12**	License and Supply Agreement dated December 17, 2002 by and between Vascular Solutions and Tepha, Inc. (incorporated by reference to Exhibit 10.17 of Vascular Solutions’ Form 10-K for the year ended December 31, 2002).

10	.13**	Private Label Purchase Agreement dated September 22, 2003 by and between Vascular Solutions and MedArt Corportation (incorporated by reference to Exhibit 10.18 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 3003).

10.14		Loan and Security Agreement dated December 31, 2003 by and between Vascular Solutions and Silicon Valley Bank.

14		Code of Ethics

21		List of Subsidiaries

23.1		Consent of Ernst & Young LLP.

24.1		Power of Attorney (included on signature page).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sabanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
** Certain portions of this exhibit have been omitted pending a request for confidential treatment from the SEC.

(b)  Reports on Form 8-K:

We furnished a Form 8-K on October 15, 2003 to report our press release dated October 15, 2003 on our third quarter results.

(c)  See Item 15(a)(3) above.

(d)  See Item 15(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2004.

VASCULAR SOLUTIONS, INC.
By: /s/ Howard Root
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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 19th day of February, 2004, by the following persons in the capacities indicated.

Signature	Title
/s/ Howard Root	Chief Executive Officer and Director
Howard Root	(Principal Executive Officer)
/s/ James Hennen	Chief Financial Officer
James Hennen	(Principal Financial and Accounting Officer)
/s/ James Jacoby, Jr.	Director
James Jacoby, Jr.
/s/ Richard Nigon	Director
Richard Nigon
/s/ Michael Kopp	Director
Michael Kopp
/s/ Paul O’Connell	Director
Paul O’Connell
/s/ John Erb	Director
John Erb
/s/ Dr. Gary Dorfman	Director
Dr. Gary Dorfman

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
YEAR ENDED DECEMBER 31, 2003:
Sales return allowance	$40,000	$(12,708)	$7,292	$20,000
Allowance for doubtful accounts	90,000	69,099	19,099	140,000

Total	$130,000	$56,391	$26,391	$160,000

YEAR ENDED DECEMBER 31, 2002:
Sales return allowance	64,526	$174,642	$199,168	$40,000
Allowance for doubtful accounts	110,000	23,592	43,592	90,000

Total	$174,526	$198,234	$242,760	$130,000

Year Ended December 31, 2001:
Sales return allowance	—	401,733	337,207	64,526
Allowance for doubtful accounts	80,000	35,304	5,304	110,000

Total	$80,000	$437,037	342,511	$174,526

Report of Independent Auditors

The Board of Directors and Shareholders
Vascular Solutions, Inc.

We have audited the consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2003 and 2002, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vascular Solutions, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Minneapolis, Minnesota
January 16, 2004

Vascular Solutions, Inc.

Consolidated Balance Sheets

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$2,864,913	$1,835,059
Available-for-sale securities	3,019,693	14,914,444
Accounts receivable, net of reserves of $160,000 and
$130,000 in 2003 and 2002, respectively	1,810,443	1,357,946
Inventories	3,186,274	2,132,516
Prepaid expenses	462,154	326,773

Total current assets	11,343,477	20,566,738
Property and equipment, net	948,602	795,885
Intangible assets, net	700,095	917,595

Total assets	$12,992,174	$22,280,218

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$750,762	$771,078
Accrued compensation	1,111,049	886,130
Accrued expenses	258,228	253,777

Total current liabilities	2,120,039	1,910,985
Commitments
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 40,000,000
Issued and outstanding shares - 12,989,170 - 2003;
12,880,839 - 2002	129,892	128,808
Additional paid-in capital	70,422,926	70,355,343
Other	(41,356)	(21,278)
Accumulated deficit	(59,722,039)	(50,093,640)

Total shareholders’ equity	10,872,135	20,369,233

Total liabilities and shareholders’ equity	$12,992,174	$22,280,218

See accompanying notes

Vascular Solutions, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2003	2002	2001
Net sales	$11,804,328	$12,100,526	$12,082,379
Cost of goods sold	4,570,242	4,985,587	4,961,014

Gross profit	7,234,086	7,114,939	7,121,365
Operating expenses:
Research and development	3,670,935	3,227,538	4,123,883
Clinical and regulatory	1,535,989	1,347,694	1,288,301
Sales and marketing	9,645,920	11,963,907	12,771,901
General and administrative	1,942,483	2,166,883	2,498,435
Legal settlement	—	3,750,000	350,000
Amortization of purchased technology	217,500	145,000	—

Total operating expenses	17,012,827	22,601,022	21,032,520

Operating loss	(9,778,741)	(15,486,083)	(13,911,155)
Interest income	150,342	507,169	1,660,757

Net loss	$(9,628,399)	$(14,978,914)	$(12,250,398)

Basic and diluted net loss per share	$(0.75)	$(1.13)	$(0.93)

Shares used in computing basic and diluted
net loss per share	12,858,765	13,276,147	13,216,773

See accompanying notes

Vascular Solutions, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Other	Accumulated Deficit	TOTAL
Balance at December 31, 2000	13,116,008	131,160	69,965,240	(38,182)	(22,864,328)	47,193,890
Exercise of stock options	120,800	1,208	304,096	—	—	305,304
Issuance of common stock under the
Employee Stock Purchase Plan	90,194	902	308,660	—	—	309,562
Value of stock options granted for
services	—	—	10,398	—	—	10,398
Deferred compensation related to
option grants	—	—	123,780	(123,780)	—	—
Amortization of deferred compensation	—	—	—	62,850	—	62,850
Comprehensive loss:
Net loss	—	—	—	—	(12,250,398)	(12,250,398)
Translation adjustment	—	—	—	(1,722)	—	(1,722)

Total comprehensive loss						(12,252,120)

Balance at December 31, 2001	13,327,002	133,270	70,712,174	(100,834)	(35,114,726)	35,629,884
Exercise of stock options	10,000	100	19,900	—	—	20,000
Issuance of common stock under the
Employee Stock Purchase Plan	152,737	1,528	163,043	—	—	164,571
Stock repurchase program	(608,900)	(6,090)	(541,632)	—	—	(547,722)
Deferred compensation related to
option grants	—	—	1,858	(1,858)	—	—
Amortization of deferred compensation	—	—	—	74,668	—	74,668
Comprehensive loss:
Net loss	—	—	—	—	(14,978,914)	(14,978,914)
Translation adjustment	—	—	—	6,746	—	6,746

Total comprehensive loss						(14,972,168)

Balance at December 31, 2002	12,880,839	$128,808	$70,355,343	$(21,278)	$(50,093,640)	$20,369,233
Exercise of stock options	65,855	659	81,710	—	—	82,369
Issuance of common stock under the
Employee Stock Purchase Plan	195,876	1,959	123,972	—	—	125,931
Stock repurchase program	(153,400)	(1,534)	(138,099)	—	—	(139,633)
Amortization of deferred compensation	—	—	—	40,545	—	40,545
Comprehensive loss:
Net loss	—	—	—	—	(9,628,399)	(9,628,399)
Translation adjustment	—	—	—	22,089	—	22,089

Total comprehensive loss						(9,606,310)

Balance at December 31, 2003	12,989,170	$129,892	$70,422,926	$(41,356)	$(59,722,039)	$10,872,135

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2003	2002	2001
Operating activities
Net loss	$(9,628,399)	$(14,978,914)	$(12,250,398)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	386,196	502,390	432,721
Amortization	217,500	145,000	—
Value of options granted for services	—	—	10,398
Deferred compensation expense	40,545	74,668	62,850
Changes in operating assets and liabilities:
Accounts receivable	(452,497)	(72,935)	686,372
Inventories	(1,053,758)	113,455	684,082
Prepaid expenses	(135,381)	(36,885)	(58,637)
Accounts payable	(20,316)	26,222	(22,191)
Accrued compensation and expenses	229,370	(78,309)	(481,583)

Net cash used in operating activities	(10,416,740)	(14,305,308)	(10,936,386)
Investing Activities
Purchase of Acolysis assets	—	(1,550,203)	—
Purchase of property and equipment	(538,913)	(356,696)	(456,206)
Purchase of securities	(10,695,249)	(33,173,021)	(25,300,530)
Proceeds from sales of securities	22,590,000	42,485,052	24,423,770

Net cash provided by (used in) investing activities	11,355,838	7,405,132	(1,332,966)
Financing Activities
Proceeds from exercise of stock options	82,369	20,000	305,304
Net proceeds from sale of common stock	125,931	164,571	309,562
Repurchase of common stock	(139,633)	(547,722)	—

Net cash provided (used in) by financing activities	68,667	(363,151)	614,866
Effect of exchange rate changes on cash and cash
equivalents	22,089	6,746	(1,722)

Increase (decrease) in cash and cash equivalents	1,029,854	(7,256,581)	(11,656,208)
Cash and cash equivalents at beginning of year	1,835,059	9,091,640	20,747,848

Cash and cash equivalents at end of year	$2,864,913	$1,835,059	$9,091,640

See accompanying notes.

1. Description of Business

Vascular Solutions, Inc. (the Company) is a medical device company focused on bringing solutions to interventional cardiologists and interventional radiologists. The Company’s product line includes the Duett™ sealing device, the D-Stat™ flowable hemostat, the D-Stat Dry bangage, the D-Stat Radial hemostat band, the Vari-Lase endovenous laser procedure kit & laser, the Pronto extraction catheter and the Acolysis®therapeutic ultrasound system. As a vertically-intergrated medical device company, the Company generates ideas and creates new interventional medical devices, and then delivers those products directly to the physician through its direct domestic sales force and international distribution network. The Duett sealing device is designed to provide a complete seal of the puncture site following catheterization procedures such as angiography, angioplasty and stenting. The D-Stat flowable hemostat is a thick, yet flowable blood clotting material that is used in a wide variety of interventional medical procedures for the local control of bleeding. The D-Stat Dry bandage consists of a freeze-dried pad of the D-Stat procoagulant which can be applied to topical bleeding with a custom adhesive bandage. The D-Stat Radial is a customized compression device containing a freeze-dried pad of the D-Stat procoagulant for sealing the arterial puncture following catheterization procedures utilizing the radial artery in the wrist. The Vari-Lase product is a treatment for superficial venous reflux, otherwise known as varicose veins. The Pronto extraction catheter consists of a catheter with a proprietary atraumatic distal tip and large extraction lumen for the removal of soft thrombus from arteries. The Acolysis intravascular therapeutic ultrasound system delivers ultrasound waves to lyse blood clots and plaque in arteries. The Acolysis system is not available for sale in the United States. The Company was incorporated in December 1996 and began operations in February 1997.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Vascular Solutions, Inc. and its wholly owned subsidiary, Vascular Solutions GmbH, after elimination of intercompany accounts and transactions.

Foreign Currency Translation and Transactions

Foreign assets and liabilities are translated using the year-end exchange rates. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses are accumulated as a separate component of shareholders’ equity.

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

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company classifies all highly liquid investments with initial maturities of three months or less as cash equivalents. Cash equivalents consist of cash and money market funds and are stated at cost, which approximates market value.

Available-for-Sale Securities

The Company classifies investments as available-for-sale securities. Available-for-sale securities consist of U.S. Government obligations and investment-grade corporate debt with maturities of up to one year. These investments are stated at amortized cost, which approximates market value.

At December 31, 2003 and 2002, the Company had the following available for sale securities with carrying values equal to fair values:

	2003	2002
Corporate Debt	2,021,567	10,383,681
U.S. Government Obligations	998,126	4,530,763

	$3,019,693	$14,914,444

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at December 31:

	2003	2002
Raw materials	$2,100,775	$1,561,943
Work-in-process	260,887	138,134
Finished goods	824,612	432,439

	$3,186,274	$2,132,516

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Manufacturing equipment	3 to 5 years
Office and computer equipment	3 years
Furniture and fixtures	2 to 5 years
Leasehold improvements	Remaining term of the lease
Research and development equipment	3 to 5 years

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The amount of impairment loss recorded will be measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition

In the United States and Germany, the Company sells its products directly to hospitals and clinics. Revenue is recognized upon shipment of products to customers, net of estimated returns.

In all other international markets, the Company sells its products to international distributors which subsequently resell the products to hospitals and clinics. The Company has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor. The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor. Revenue is recognized upon shipment of products to distributors following the receipt and acceptance of a distributor’s purchase order. Allowances are provided for estimated returns and warranty costs at the time of shipment. To date, warranty costs have been insignificant.

Research and Development Costs

All research and development costs are charged to operations as incurred.

Stock-Based Compensation

At December 31, 2003, the Company had a stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employer compensation.

	Year Ended December 31
	2003	2002	2001
Net loss, as reported	$(9,628,399)	$(14,978,914)	$(12,250,398)
Deduct: Total stock-based employee compensation
expense determined under fair-value-based
method for all awards	(573,355)	(2,340,094)	(2,631,693)

Pro forma net loss	$(10,201,754)	$(17,319,008)	$(14,882,091)

Net loss per share:
Basic and diluted - as reported	$(0.75)	$(1.13)	$(0.93)

Basic and diluted - pro forma	$(0.79)	$(1.30)	$(1.13)

2. Summary of Significant Accounting Policies (continued)

For purposes of calculating the above-required disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the Company’s stock options was estimated assuming no expected dividends and the following weighted average assumptions:

	2003	2002	2001
Expected life (years)	6.38	6.50	7.00
Expected volatility	0.98	1.01	1.21
Risk-free interest rate	3.54%	4.30%	4.88%

The weighted average fair value of options granted with an exercise price equal to the deemed stock price on the date of grant during 2003, 2002, and 2001 was $0.71, $1.58, and $5.31, respectively.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. One customer accounted for 4% of gross accounts receivable as of December 31, 2003 and one customer accounted for 5% of gross accounts receivable as of December 31, 2002. There have been no material losses on customer receivables.

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

2. Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

In fiscal 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The Company has concluded that no impairment of goodwill exists as of December 31, 2003.

Other intangible assets consist of purchased technology. Purchased technology is amortized using the straight-line method over its estimated useful life of four years. The Company reviews intangible assets for impairment annually or as changes in circumstances or the occurrence of events suggests the remaining value is not recoverable.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, or FIN No. 46. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN No. 46 did not have a material impact on the Company’s financial statements.

3. Acquisition of Certain Assets of Angiosonics, Inc.

On April 29, 2002, the Company purchased the Acolysis® intravascular ultrasound assets and related patents and technologies from the secured creditors of Angiosonics, Inc. in exchange for $1,500,000 in cash. The Company allocated the purchase price of $1,500,000 and the related transaction fees using the fair market value of the assets. The Company allocated $487,608 to inventory and fixed assets, $870,000 to purchased technology, and $192,595 to goodwill.

4. Goodwill and Other Intangible Assets

As discussed in Note 2, the Company adopted SFAS No. 142 in fiscal 2002, and determined that the developed technology the Company acquired from Angiosonics, Inc. in April 2002 would be amortized over its useful life of four years. The goodwill acquired will not be amortized. The Company expects the future annual amortization expense for its acquired purchased development to be approximately $217,500 for each of the next two fiscal years and approximately $72,500 in the third fiscal year.

4. Goodwill and Other Intangible Assets (continued)

Balances of acquired intangible assets as of December 31, 2003 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased technology	$870,000	$362,500	$507,500
Non-amortizing intangibles:
Goodwill	192,595	—	192,595

	$1,062,595	$362,500	$700,095

5. Property and Equipment

Property and equipment consists of the following at December 31:

	2003	2002
Property and equipment:
Manufacturing equipment	$1,174,787	$1,017,283
Office and computer equipment	875,431	817,143
Furniture and fixtures	240,359	242,694
Leasehold improvements	123,614	143,079
Research and development equipment	289,014	287,964

	2,703,205	2,508,163
Less accumulated depreciation	(1,754,603)	(1,712,278)

Net property and equipment	$948,602	$795,885

6. Line of Credit

On December 31, 2003, the Company entered into a secured asset-based loan and security agreement. This new line of credit is a one-year, $3,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is Prime plus 0.5% with a floor of 4.5%. As of December 31, 2003, the Company had no outstanding loan balance against the facility. Based on the Company’s eligible customer receivables, inventory and cash balances, $1,164,000 was available for borrowing as of December 31, 2003. The fee for the unused portion of the line of credit is $1,250 per each quarter. The facility fee of $15,000 is payable upon the first advance. This line of credit includes two covenants: minimum tangible net worth of $8,000,000 and a liquidity coverage of not less than 1.25 to 1.00. The Company was in compliance with these covenants at December 31, 2003.

7. Leases

The Company leases a 33,000 square-foot office and manufacturing facility under an operating lease agreement, which expires in September 2008. Rent expense related to the operating leases was approximately $336,000, $303,100, and $306,600 for the years ended December 31, 2003, 2002, and 2001, respectively.

Future minimum lease commitments under these operating leases as of December 31, 2003 are as follows:

2004	348,948
2005	348,948
2006	363,132
2007	370,224
2008	277,668

$1,708,920

8. Income Taxes

At December 31, 2003, the Company had net operating loss carryforwards of approximately $54,631,000 for federal income tax purposes that are available to offset future taxable income and begin to expire in the year 2013. At December 31, 2003, the Company also had federal and Minnesota research and development tax credit carryforwards of approximately $1,353,000 which begin to expire in the year 2013. At December 31, 2003, the Company has foreign tax loss carryforwards of approximately $1,356,000 that do not expire. No benefit has been recorded for any loss carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred.

The components of the Company’s deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$22,394,000	$18,452,000
Tax credit carryforwards	1,353,000	1,206,000
Depreciation and amortization	183,000	129,000
Accrued compensation	131,000	88,000
Other allowances	64,000	94,000
Inventory reserve	96,000	104,000

	24,223,000	20,073,000
Less valuation allowances	(24,223,000)	(20,073,000)

Net deferred taxes	$—	$—

The Company records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.

8. Income Taxes (continued)

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2003	2002	2001
Tax at statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal bendfit	6.0	6.0	6.0
Meals and entertainment	1.0	1.0	1.0
Federal research credits	1.0	—	—
Impact of net operating loss carryforward	(42.0)	(41.0)	(41.0)

Effective income tax rate	—%	—%	—%

9. Stock Options and Warrants

Stock Option Plan

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors, and consultants. As of December 31, 2003, the Company had reserved 2,900,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. The exercise price of a nonqualified option granted under the Stock Option Plan must not be less than 50% of the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in July 2000, the Board of Directors determined the fair value of the common shares underlying options by assessing the business progress of the Company as well as the market conditions for medical device companies and other external factors. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The Stock Option Plan also permits the granting of stock appreciation rights, restricted stock, and other stock-based awards. The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period. Unexercised options are canceled 90 days after termination of employment and become available under the Stock Option Plan.

In the third quarter of 2002, the Company offered to exchange for its current employees, other than the Chief Executive Officer, any outstanding options to purchase shares of the Company’s common stock under the Stock Option Plan with an exercise price of at least $3.00 per share for new options the Company will grant under the plan. The new options were granted on February 18, 2003, which was six months and two business days after the date the options were exchanged. The Company granted 428,570 new options under the Stock Option Plan at an exercise price of $0.84. The number of shares granted to each participating option holder was the number of shares subject to the eligible options tendered by such option holder. A stock option holder had to be employed by the Company through February 18, 2003 in order to be eligible to receive the new options. As a result of this exchange of options, 467,070 options with an average price of $6.80 were canceled.

9. Stock Options and Warrants (continued)

Option activity is summarized as follows:

	Shares Available for Grant	Plan Options Outstanding	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2000	174,629	1,070,771	$ 1.50 - $16.50	$5.85
Shares reserved	500,000	—	—	—
Granted	(972,000)	972,000	2.51 - 7.48	05.35
Exercised	—	(120,800)	1.50 - 7.00	2.53
Canceled	347,160	(347,160)	1.50 - 6.50	7.41

Balance at December 31, 2001	49,789	1,574,811	1.50 - 16.50	5.45
Shares reserved	500,000	—	—	—
Granted	(186,000)	186,000	0.81 - 2.70	1.83
Exercised	—	(10,000)	$ 2.00	2.00
Canceled	849,890	(849,890)	1.45 - 16.50	6.25

Balance at December 31, 2002	1,213,679	900,921	0.81 - 16.50	3.94
Shares reserved	500,000	—	—	—
Granted	(889,070)	889,070	0.78 - 5.74	0.89
Exercised	—	(65,855)	0.78 - 2.70	1.25
Canceled	218,965	(218,965)	0.81 - 16.50	2.49

Balance at December 31, 2003	1,043,574	1,505,171	$ 0.78 - $12.00	$2.50

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2003	Weighted Average Exercise Price
$ 0.78 - $ 0.83	90,750	9.1	$0.79	76,600	$0.79
0.84 - 0.84	686,860	9.1	$0.84	290,140	0.84
0.85 - 2.51	328,211	6.6	$2.10	237,311	2.02
2.52 - 7.00	310,650	6.2	$5.61	293,870	5.68
7.01 - 12.00	88,700	7.1	7.65	61,430	7.78

	1,505,171	7.9	$2.50	959,351	$3.05

For the year ended December 31, 2001, the Company recorded compensation expense of $10,398 in connection with nonqualified stock options granted to outside consultants.

Deferred Compensation

In 2003, 2002, and 2001, the Company recorded $0, $1,858, and $123,780 of deferred compensation in connection with certain nonqualified stock options granted to medical advisory board members, respectively. The weighted average fair value of these options was $2.79. The deferred compensation recorded is amortized ratably over the period that the options vest and is adjusted for options which have been canceled. Deferred compensation expense was $40,545, $74,668 , and $62,850 for the years ended December 31, 2003, 2002, and 2001, respectively.

9. Stock Options and Warrants (continued)

Warrants

As of December 31, 2003, the Company had the following warrants outstanding and exercisable:

Exercise Price	Outstanding as of December 31, 2003	Expiration Date
$5.00	100,000	June 10, 2004
1.50	75,500	January 31, 2007
1.50	24,500	February 14, 2007
3.00	68,000	December 29, 2007

$3.19	268,000

10. Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 900,000 shares of common stock have been reserved for issuance. Eligible employees may contribute 1% to 10% of their compensation to purchase shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates up to a maximum of 2,000 shares per purchasing period. The Purchase Plan terminates in May 2010. In fiscal 2003, 2002, and 2001, 195,876 shares, 152,737 shares, and 90,194 shares, respectively, were issued under the Purchase Plan. At December 31, 2003, 461,193 shares were available for issuance under the Purchase Plan.

11. Stock Repurchase Program

In August 2002, the Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of outstanding common stock in the open market, block purchases, or private transactions. In fiscal 2003 and 2002, respectively, the Company repurchased and retired 153,400 and 608,900 shares of the Company’s common stock for an aggregate purchase price of $139,633 and $547,722. In October 2003, the Board of Directors terminated the stock repurchase program.

12. Employee Retirement Savings Plan

The Company has an employee 401(k) retirement savings plan (the Plan). The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Through December 31, 2001, the Plan allowed eligible employees to contribute up to 18% of their annual compensation. Effective January 1, 2002, the employee contribution limit was increased to 50% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 5% contributed to the Plan. The Company recorded an expense of $74,258, $91,170, and $112,084 for contributions to the Plan for the years ended December 31, 2003, 2002, and 2001, respectively.

13. Concentrations of Credit and Other Risks

In the United States and Germany, the Company sells its products directly to hospitals and clinics. In all other international markets, the Company sells its products to distributors who, in turn, sell to medical clinics. Loss, termination, or ineffectiveness of distributors to effectively promote the Company’s product could have a material adverse effect on the Company’s financial condition and results of operations.

13. Concentrations of Credit and Other Risks (continued)

No customers were more than 5% of net sales for the years ended December 31, 2003, 2002 and 2001.

The Company performs ongoing credit evaluations of its customers but does not require collateral. There have been no material losses on customer receivables.

Sales by geographic destination as a percentage of total net sales were as follows for the years ended December 31:

	2003	2002	2001
Domestic	87%	89%	90%
Foreign	13	11	10

14. Dependence on Key Suppliers

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases their requirements for thrombin (a component in the Duett and D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expires on May 29, 2005. During 2004 and the first half of 2005, the Company intends to increase its purchases of thrombin to benefit from the pricing provisions of the agreement, which the Company expects will substantially increase their inventory of thrombin. The Company believes that these purchases will satisfy its thrombin requirements for 2004, 2005 and most of 2006. The Company is currently exploring a new thrombin supply agreement and evaluating alternative potential suppliers, although there currently is no other source of commercially-available thrombin approved for use in the United States.

15. Commitments and Contingencies

Datascope Litigation

In July 1999, the Company was named as a defendant in a patent infringement lawsuit brought by Datascope Corporation (Datascope), a competitor, in the United States District Court of the District of Minnesota. The complaint requested a judgment that the Company’s device infringes and, following FDA approval, will infringe, a United States patent held by Datascope and asks for relief in the form of an injunction that would prevent the Company from selling its product in the United States as well as an award of attorney’s fees, costs, and disbursements. On August 12, 1999, the Company filed its answer to this lawsuit and brought a counterclaim alleging unfair competition and tortious interference against Datascope. On August 20, 1999, the Company moved for summary judgment to dismiss Datascope’s claims. On March 15, 2000, the court granted summary judgment dismissing all of Datascope’s claims, subject to the right of Datascope to recommence the litigation after the Company’s receipt of FDA approval of the Duett sealing device. On July 12, 2000, after the Company received FDA approval, Datascope recommenced this litigation, alleging that the Duett sealing device infringes a United States patent held by Datascope and requesting relief in the form of an injunction that would prevent the Company from selling its product in the United States, damages caused by the alleged infringement, and other costs, disbursements, and attorneys’ fees.

15. Commitments and Contingencies (continued)

On November 26, 2002, the Company entered into an agreement that settled all existing intellectual property litigation with Datascope Corporation. Under the terms of the settlement agreement, Datascope has granted the Company a nonexclusive license to its Janzen patents as they apply to all current versions of the Duett sealing device, and to certain permitted future product improvements. Datascope also has released the Company from any claim of patent infringement based on past or future sales of the Duett sealing device. In exchange, the Company paid Datascope a single lump sum of $3,750,000 in the fourth quarter of 2002.

St. Jude Medical Litigation

On July 3, 2000, the Company was named as the defendant in a patent infringement lawsuit brought by the Daig division of St. Jude Medical, Inc. (St. Jude Medical), a competitor, in the United States District Court of the District of Minnesota. The complaint requests a judgment that the Company’s Duett sealing device infringes a series of four patents held by St. Jude Medical and asks for relief in the form of an injunction that would prevent the Company from selling its product in the United States, damages caused by the manufacture and sale of the Company’s product, and other costs, disbursements, and attorneys’ fees.

On July 12, 2001, the Company entered into an agreement that settled all existing intellectual property litigation with St. Jude Medical, Inc. Under the terms of the settlement agreement, the Company agreed to pay a royalty of 2.5% of net sales of the Company’s Duett sealing device to St. Jude Medical, up to a maximum amount over the remaining life of the St. Jude Medical Fowler patents. In exchange, St. Jude Medical granted to the Company a nonexclusive license to its Fowler patents and has released it from any claim of patent infringement based on sales of the Duett sealing device. The Company granted a nonexclusive cross-license to its Gershony patents to St. Jude Medical, subject to a similar royalty payment if St. Jude Medical utilizes the Gershony patents in any future device. Beginning on July 1, 2001, a royalty expense of 2.5% of net sales is included in the Company’s cost of goods sold until the maximum royalty is attained.

Diomed Litigation

On December 11, 2003, the Company and a non-officer employee of the Company were named as defendants in a lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that in marketing the Vari-Lase endovenous laser procedure kit the Comany engaged in false advertising and infringed a registered trademark of Diomed. The complaint also alleges that the non-officer employee, who previously worked for a company that conducted business with Diomed, improperly utilized trade secrets of Diomed in developing the Vari-Lase procedure kit. The complaint requests monetary damages and an injunction on the sale of the Vari-Lase procedure kit. The Company believes that the allegations included in the complaint are wholly without merit, the Copany has filed their answer to the complaint, and intends to defend this litigation vigorously. We have tendered this claim to our insurance carrier. It is not possible to predict the timing or outcome of the Diomed litigation, including whether it will affect the Company’s ability to sell the Vari-Lase procedure kit, or to estimate the amount or range of potential loss, if any.

MedArt Purchase Commitment

The Company signed a purchase agreement with MedArt Corporation on September 22, 2003. Under that agreement, the Company is obligated to purchase laser consoles with an aggregate purchase price of $1,197,000 for their Vari-Lase business during the first year of the agreement, which commenced in December 2003. The Company plans to start selling its laser consoles during the first quarter of 2004.

16. Quarterly Financial Data (Unaudited, in Thousands, Except per Share Data)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$2,968	$2,725	$2,708	$3,403
Gross profit	1,746	1,639	1,607	2,242
Operating loss	(2,659)	(2,724)	(2,415)	(1,981)
Net loss	(2,597)	(2,683)	(2,385)	(1,963)
Basic and diluted net loss
per share	$(0.20)	$(0.21)	$(0.19)	$(0.15)
2002
Net sales	$2,803	$3,329	$3,041	$2,928
Gross profit	1,597	2,002	1,817	1,699
Operating loss	(3,689)	(2,871)	(2,777)	(6,149)
Net loss	(3,551)	(2,743)	(2,634)	(6,051)
Basic and diluted net loss
per share	$(0.27)	$(0.20)	$(0.20)	$(0.46)

The results of the fourth quarter of 2002 include a $3,750,000 settlement of litigation which the Company expensed in that period. (See Note 15.)