Form 10-Q
period 2004-03-31
VASCULAR SOLUTIONS INC
filed 2004-05-11
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 0-27605

VASCULAR SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1859679 (IRS Employer Identification No.)

6464 Sycamore Court
Minneapolis, MN 55369
(Address of Principal Executive Offices, including zip code)

(763) 656-4300
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)

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

The registrant had 13,967,525 shares of common stock, $.01 par value per share, outstanding as of April 30, 2004.

VASCULAR SOLUTIONS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VASCULAR SOLUTIONS, INC.
Consolidated Balance Sheets

	March 31, 2004	December 31, 2003

	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$7,318,070	$2,864,913
Available-for-sale securities	2,014,845	3,019,693
Accounts receivable, net of reserves of $110,000 and $160,000 in 2004 and 2003, respectively	2,199,815	1,810,443
Inventories	4,027,984	3,186,274
Prepaid expenses	336,863	462,154

Total current assets	15,897,577	11,343,477
Property and equipment, net	1,180,728	948,602
Intangible assets, net	645,720	700,095

Total assets	$17,724,025	$12,992,174

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,210,807	$750,762
Accrued compensation	1,093,179	1,111,049
Accrued expenses	381,802	258,228

Total current liabilities	2,685,788	2,120,039
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 13,933,600 – 2004; 12,989,170 – 2003	139,336	129,892
Additional paid-in capital	76,123,154	70,422,926
Other	(3,127)	41,356
Accumulated deficit	(61,221,126)	(59,722,039)

Total shareholders’ equity	15,038,237	10,872,135

Total liabilities and shareholders’ equity	$17,724,025	$12,992,174

See accompanying notes.

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.
Consolidated Statements of Operations

	Three Months Ended March 31,

	2004	2003

	(unaudited)
Net sales	$4,437,789	$2,968,284
Cost of goods sold	1,395,049	1,222,591

Gross profit	3,042,740	1,745,693
Operating expenses:
Research and development	988,362	833,571
Clinical and regulatory	388,539	340,692
Sales and marketing	2,601,138	2,675,384
General and administrative	521,355	500,843
Amortization of purchased technology	54,375	54,375

Total operating expenses	4,553,769	4,404,865

Operating loss	(1,511,029)	(2,659,172)
Interest income	11,942	62,150

Net loss	$(1,499,087)	$(2,597,022)

Basic and diluted net loss per share	$(0.11)	$(0.20)

Shares used in computing basic and diluted net loss per share	13,225,577	12,843,865

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,

	2004	2003

	(unaudited)
Operating activities
Net loss	$(1,499,087)	$(2,597,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103,395	131,254
Amortization	54,375	54,375
Deferred compensation expense	2,095	17,901
Changes in operating assets and liabilities:
Accounts receivable	(389,372)	(80,367)
Inventories	(841,710)	(899,116)
Prepaid expenses	125,292	(62,094)
Accounts payable	460,044	332,427
Accrued compensation and expenses	105,704	(89,049)

Net cash used in operating activities	(1,879,264)	(3,191,691)

Investing activities
Purchase of property and equipment, net	(335,521)	(19,236)
Purchase of securities	—	(4,875,876)
Proceeds from sales of securities	1,004,848	8,165,000

Net cash provided by (used in) investing activities	669,327	3,269,888

Financing activities
Proceeds from sale of common stock	5,594,043	—
Proceeds from exercise of stock options	82,089	—
Repurchase of common stock	—	(63,528)

Net cash (used in) provided by financing activities	5,676,132	(63,528)
Effect of exchange rate changes on cash and cash equivalents	(13,038)	(76,781)

(Decrease) increase in cash and cash equivalents	4,453,157	(62,112)
Cash and cash equivalents at beginning of period	2,864,913	1,835,059

Cash and cash equivalents at end of period	$7,318,070	$1,772,947

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited financial statements of Vascular Solutions, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	Stock Based Compensation

At March 31, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employer compensation.

	Three Months Ended March 31

	2004	2003

	(unaudited)

Net loss, as reported	$(1,499,087)	$(2,597,022)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(175,121)	(208,227)

Pro forma net loss	$(1,674,208)	$(2,805,249)

Net loss per share:
Basic and diluted – as reported	$(0.11)	$(0.20)

Basic and diluted – pro forma	$(0.13)	$(0.22)

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(3)	Computation of Net Loss per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net loss per share for the three months and nine months ended March 31September 30, 20041 0is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. For all periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding options and warrants is antidilutive.

(4)	Comprehensive Loss

Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three months ended March 31, 2004 and March 31, 2003 was as follows:

	Three Months Ended March 31

	2004	2003

	(unaudited)

Net loss	$(1,499,087)	$(2,597,022)
Foreign currency translation adjustments	(13,038)	(76,781)

Comprehensive loss	$(1,512,125)	$(2,673,803)

(5)	Revenue Recognition

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(6)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

	March 31, 2004	December 31, 2003

	(unaudited)

Raw materials	$2,629,429	$2,100,775
Work-in process	332,304	260,887
Finished goods	1,066,251	824,612

	$4,027,984	$3,186,274

(7)	Concentrations of Credit and Other Risks

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the three months ended March 31, 2004 and 2003 were 90% and 88% in the United States, respectively, and 10% and 12% in international markets, respectively. There have been no material losses on accounts receivable.

The Company operates in a single industry segment and sells its product directly to hospitals and clinics in the United States and Germany. In Germany, the Company sells its product in Euros. In all other international markets, the Company sells its product in United States dollars to distributors who, in turn, sell to medical clinics in the local currency. Loss, termination or ineffectiveness of distributors to effectively promote the Company’s product would have a material adverse effect on the Company’s financial condition and results of operations.

No single customer represented greater than 10% of the total net sales for the three months ended March 31, 2004 and 2003.

(8)	Shareholder’s Equity

On March 9, 2004, we sold 888,900 shares of our common stock at an offering price of $6.75 per share for net proceeds of $5.6 million in a private placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. Our current product line consists of the following medical devices:

•	Duett™ sealing device, used to seal the puncture site following catheterization procedures,
•	D-Stat® Flowable hemostat, a thick, yet flowable, mixture used to control bleeding,
•	D-Stat Dry™ hemostatic bandage, a topical pad with a bandage used to control surface bleeding,
•	D-Stat Radial™ hemostat band, a topical pad with a compression strap to control bleeding at the wrist,
•	Vari-Lase™ endovenous laser system, a laser and procedure kit used for the treatment of varicose veins,
•	Pronto™ extraction catheter, a mechanical system for the removal of soft thrombus from arteries, and
•	Acolysis® ultrasound (international only), a treatment for peripheral occlusive arterial disease.

As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices, and then deliver these products directly to the physician through our direct domestic sales force and our international distribution network.

        The first product we brought to market, the Duett sealing device, is designed to provide a complete seal of the puncture site following catheterization procedures such as angiography, angioplasty and stenting. Our Duett sealing device combines an easy-to-use balloon catheter delivery mechanism with a biological procoagulant mixture, which we believe offers advantages over both manual compression and competitive vascular sealing devices. We began selling our Duett sealing device in Europe in February 1998 and in the United States in June 2000. Over 200,000 Duett sealing devices have been sold and deployed worldwide. In the fourth quarter of 2001 we introduced the Diagnostic Duett version of the Duett sealing device, which utilizes a lower dose of progcoagulant for the less-challenging diagnostic subset of catheterization procedures. In mid-2002 we introduced the next generation “Pro” line of the Duett sealing device for improv ed ease-of-use. In 2003 we made the decision to reduce our focus on growing the Duett product line in order to focus on increasing sales of our new products.

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

        In the second half of 2003 we received regulatory clearance in the United States for four new interventional medical devices: the D-Stat Dry, the D-Stat Radial, the Vari-Lase and the Pronto. Our D-Stat Dry hemostatic bandage consists of our proprietary hemostat which is lyohphilized (freeze-dried) into a gauze pad and applied with an included adhesive bandage. The D-Stat Dry hemostatic bandage is used to assist in the control of bleeding from vascular access sites in conjunction with manual compression. Our D-Stat Radial hemostat band is a version of our D-Stat Dry which includes a compression band for application around the patient’s wrist. The D-Stat Radial hemostat band is designed to be used following catheterizations using the radial artery in the wrist. Our Vari-Lase endovenous laser products consist of a solid state diode laser console and procedure kit and accessories which are used in the minimally-invasive treatment of v aricose veins. Our Pronto extraction catheter is a catheter and syringe system for the mechanical removal of blood clots from arteries.

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

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

        Net sales increased 30% to $4,438,000 for the quarter ended March 31, 2004 from $2,968,000 for the quarter ended March 31, 2003. Approximately 90% of our net sales for the quarter ended March 31, 2004 were to customers in the United States and 10% of the net sales were to customers in international markets. Net sales by product category were as follows:

•	Net sales of the D-Stat Dry were $1,661,000 for the quarter ended March 31, 2004, compared to no sales in the first quarter of 2003. Our D-Stat Dry product was launched at the end of the third quarter of 2003. Through March 31, 2004, we have sold our D-Stat Dry to 301 of the estimated over 2,000 cardiac and interventional radiology catheterization labs in the U.S. We expect our D-Stat Dry net sales to be approximately $9,500,000 in 2004.

•	Net sales of the Pronto were $394,000 for the quarter ended March 31, 2004, compared to no sales in 2003. Our Pronto product was launched at the end of the third quarter of 2003 in international markets, and we received FDA approval in December 2003 but did not commence sales in the United States until 2004. Through March 31, 2004, we have sold our Pronto to 111 labs in the U.S. We expect our Pronto net sales to be approximately $4,000,000 in 2004.

•	Net sales of our Vari-Lase product line were $371,000 for the quarter ended March 31, 2004, compared to no sales in 2003. Our Vari-Lase procedure kit was launched during the third quarter of 2003. In January 2004 we launched our Vari-Lase laser console, and as a result we now offer a full line of endovenous laser products to our customers for the treatment of varicose veins. We sold five Vari-Lase consoles in the first quarter of 2004. We expect our Vari-Lase console, kits and accessory net sales to be approximately $3,000,000 in 2004.

•	Net sales of D-Stat Flowable increased to $331,000 for the quarter ended March 31, 2004 from $272,000 for the quarter ended 2003, a 22% increase. Our reorder rate for the D-Stat Flowable in the first quarter of 2004 compared to the first quarter of 2003 has remained steady at 54%. We expect our D-Stat Flowable net sales to be approximately $1,500,000 in 2004.

•	Net sales of our Duett sealing device were $1,662,000 for the quarter ended March 31, 2004, compared to $2,662,000 for the quarter ended March 31, 2003. Our Duett sales have been negatively affected by the intense competitive environment in the United States invasive sealing device market and by our focus on new products. We expect Duett sales to decline at a rate of between 20% to 30%, year over year, in 2004 as we continue to focus on our new higher margin and more competitive products. We expect our Duett net sales to be approximately $6,500,000 in 2004.
•	Net sales of our other products were $19,000 for the quarter ended March 31, 2004 compared to $35,000 for the quarter ended March 31, 2003. We expect our net sales of our other products to be approximately $500,000 in 2004.

        Gross profit as a percentage of net sales increased to 69% for the quarter ended March 31, 2004 from 59% for the quarter ended March 31, 2003. We added higher margin products to our selling mix during 2003, particularly our D-Stat Dry which has gross margins greater than 80%. We expect gross margins to increase in 2004 to 70% as our selling mix changes to favor the higher margin products and we continue to make slight gains in manufacturing efficiencies.

        Research and development expenses increased 19% to $988,000 for the quarter ended March 31, 2004 from $834,000 for the quarter ended March 31, 2003. The increase was the result of entering into a development agreement with an interventional radiologist who has developed a hand-held powered control syringe. Research and development expenses fluctuate due to outside project spending. We expect our research and development expenses to remain relatively steady during 2004 as we continue to pursue additional new products at an expected rate of approximately two new products per year and as we continue to move our longer term development projects forward.

        Clinical and regulatory expenses increased 14% to $389,000 for the quarter ended March 31, 2004 from $341,000 for the quarter ended March 31, 2003. The expected increase was the result of our “Pocket Protector” clinical study for a new indication of our D-Stat Flowable product, as we did not incur significant clinical study expenses in the comparable quarter. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. We expect clinical and regulatory expenses to increase by approximately 25% in 2004 as we complete our “Pocket Protector” study, conduct clinical/marketing studies related to our existing products and advance new products through the regulatory system.

        Sales and marketing expenses decreased 3% to $2,601,000 for the quarter ended March 31, 2004 from $2,675,000 for the quarter ended March 31, 2003. As of March 31, 2004, our direct sales force consisted of approximately 40 employees. We expect to add approximately 10 field sales employees during 2004 to advance our new products. As a result, we expect our sales and marketing expenses to increase by approximately 10% in 2004 compared to 2003.

        General and administrative expenses increased 4% to $521,000 for the quarter ended March 31, 2004 from $501,000 for the quarter ended March 31, 2003. The increase was primarily the result of legal fees related to the Diomed patent infringement suit (see “Legal Proceedings” in Item 1 of Part II of this

Form 10-Q). We expect to incur approximately $50,000 in legal fees per quarter in 2004 related to the Diomed suit. We currently anticipate that general and administrative expenses will increase to approximately $550,000 per quarter in 2004.

        Amortization of purchased technology was $54,000 for the quarter ended March 31, 2004, which is no change from the quarter ended March 31, 2003. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 from the acquisition to purchased technology and are amortizing the amount over four years.

        Interest income decreased to $12,000 for the quarter ended March 31, 2004 from $62,000 for the quarter ended March 31, 2003 primarily as a result of a reduced cash balance and lower interest rates.

Income Taxes

        We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

        As of March 31, 2004, we had net operating loss carryforwards of approximately $55,873,000 for U.S. federal income tax purposes, which begin to expire in the year 2013. As of March 31, 2004, we also had federal and state research and development tax credit carryforwards of approximately $1,426,000, which begin to expire in the year 2013. As of March 31, 2004, we also had a foreign tax loss carryforward of approximately $1,504,000, which does not expire. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or tax legislation.

Liquidity and Capital Resources

        We have financed all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through March 31, 2004, we have sold common stock and preferred stock generating aggregate net proceeds of approximately $76.2 million. At March 31, 2004, we had $9,333,000 in cash, cash equivalents and available-for-sale securities on-hand compared to $5,885,000 at December 31, 2003.

        During the quarter ended March 31, 2004, we used $1,879,000 to fund operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $1,499,000, an increase in inventory of $842,000 and an increase in accounts receivable of $389,000. The increases were offset by depreciation and amortization of $158,000, an increase of accounts payable of $460,000, an increase of accrued liabilities of $106,000 and a decrease in prepaid expenses of $125,000. The increase in inventory was due to the commencement of our OEM laser contract because we purchased approximately 40% of the committed amount of Vari-Lase lasers during the quarter. We also have been building up inventory in anticipation of increased sales in future quarters. The increase in accounts receivable, accounts payable and accrued expenses is related to our increase level of sales. During the quarter ended March 31, 2004, we generated proceeds of $669,000 in investing activities, primarily from the net sales of investment securities of $1,005,000, offset by net equipment purchases of $336,000. Also during the first quarter of 2004 we generated $5,676,000 in financing activities, primarily from the sale of common stock. On March 9, 2004, we sold 888,900 shares of our common stock at an offering price of $6.75 per share through a private placement. Our net proceeds from the offering were approximately $5,594,000. We also received $82,000 through the issuance of common stock under employee stock plans.

        During the fourth quarter of 2003, we entered into a $3,000,000 credit facility with Silicon Valley Bank. The line of credit has a 12 month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The line of credit includes two covenants: minimum tangible net worth of $8,000,000 and a liquidity coverage of not less than 1.25 to 1.00. We were in compliance with these covenants at March 31, 2004. As of March 31, 2004, we had no outstanding balance on the line of credit balance and $1,949,000 was available under the credit facility.

        We purchase our requirements for thrombin (a component in the Duett and in all of the D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expires on May 29, 2005. During the first five months of 2005, we intend to increase our purchases of thrombin to benefit from the pricing provisions of the agreement, which we expect will substantially increase our inventory of thrombin. We believe that these purchases will satisfy our thrombin requirements for 2004, 2005 and most of 2006. We are currently exploring a new thrombin supply agreement and evaluating alternative potential suppliers, although there currently is no other source of commercially-available thrombin approved for use in the United States.

        We signed a purchase agreement with MedArt Corporation on September 22, 2003 for the manufacture of our Vari-Lase laser console. Under that agreement, we are obligated to purchase laser consoles with an aggregate purchase price of $1,197,000 for our Vari-Lase business during the first year of the agreement, which commenced in December 2003. To date, we have purchased $478,800 worth of lasers under the agreement. We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

        We currently anticipate that we will continue to experience a negative cash flow until at least the fourth quarter of 2004, at which time we project that we will become cash flow neutral. We currently believe that our working capital of $13,212,000 and anticipated cash from product sales will be sufficient to meet our operating and capital requirements until we reach cash flow neutral in the fourth quarter of 2004. However, our actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; and other factors.

        In the event that additional financing is needed, and depending on market conditions, we may seek to raise additional funds for working capital purposes through the sale of equity or debt securities. If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. We currently have no commitments for additional funding, and therefore our ability to meet our long-term liquidity needs is uncertain. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or market our products or to take advantage of business opportunities, or we may be required to sign ificantly curtail our business operations.

Critical Accounting Policies

        Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results m ay differ from these estimates under different assumptions or conditions.

        We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and which require complex management judgment.

Inventory

        We state our inventory at the lower of cost (first-in, first-out method) or market. We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory based upon historical experience and forecasted demand. At March 31, 2004, this reserve was $260,000, compared to $240,000 at December 31, 2003. Our reserve requirements could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.

Revenue Recognition

        We recognize revenue upon shipment of products to customers, net of estimated returns. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At March 31, 2004, this reserve was $20,000, which is no change from December 31, 2003. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At March 31, 2004, this reserve was $90,000, compared to $140,000 at December 31, 2003. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. For the year ended December 31, 2003, we recorded a $24.2 million valuation allowance related to our net deferred tax assets of $24.2 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the safe harbor provisions with respect to any forward-looking statements it may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated," "estimate,” “projected,” “forecast,” or similar expressions are intended to identify forw ard-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, the Company identifies the following important general factors which, if altered from the current status, could cause the Company’s actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, defense of patent infringement lawsuits, adoption of our new sealing methodology, reliance primarily on one product, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufac turing experience, the availability of third party reimbursement, actions by the FDA related to the Duett sealing device, the loss of key vendors and those factors set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. This list is not exhaustive, and the Company may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

        Changes in internal control over financial reporting.

        During the fiscal quarter ended March 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13 a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On December 11, 2003, we and a non-officer employee of the Company were named as defendants in a lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that in marketing our Vari-Lase endovenous laser procedure kit we engaged in false advertising and infringed a registered trademark of Diomed. The complaint also alleges that our employee, who previously worked for a company that conducted business with Diomed, improperly utilized trade secrets of Diomed in developing our Vari-Lase procedure kit. The complaint requests monetary damages and an injunction on the sale of our Vari-Lase procedure kit. We believe that the allegations included in the complaint are wholly without merit, have filed our answer to the complaint, and intend to defend this litigation vigorously. We have tendered this claim to our insurance carrier. It is not possible to predict the timing or outco me of this litigation, including whether it will affect our ability to sell our Vari-Lase procedure kit, or to estimate the amount or range of potential loss, if any.

        On March 4, 2004, we were named as the defendant in a patent infringement lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringes on a single patent held by Diomed, Inc. and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. We believe that the allegations included in the complaint are wholly without merit, have filed our answer to the complaint, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss, if any.

        From time to time we are involved in legal proceedings arising in the normal course of our business. As of the date of this report we are not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable
(b)	Not applicable
(c)
On March 9, 2004, we sold to institutional investors 888,999 shares of our common stock at an offering price $6.75 per share for an aggregate offering price of $6,000,075. Net proceeds for the sale were $5.6 million. The issuance and sale of the shares were effected without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering and under the safe harbor provisions of Regulation D under the Securities Act. The purchasers were given access to information about the Company, represented that they were accredited investors able to bear the economic risk of loss of the investment and represented that the shares were being acquired for investment purposes only and not with a view to any resale in connection with any distribution. Stephens Inc. and Miller Johnson Steichen Kinnard acted as placement agents for the sale of the shares and received $360,000 as compensation for their services. We subsequently filed a Registration Statement on Form S-3 (Registration No. 333-114231), which was declared effective by the Securities and Exchange Commission on April 16, 2004.

(d)	On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $23.3 million of the net proceeds to hire, train and deploy a direct sales force in the United States, $1.6 million for the purchase of the Acolysis assets from Angiosonics, $4.1 million to settle the St. Jude and Datascope litigation, $0.7 million for our stock repurchase program, $8.5 million for research and development of new products and $5.1 million for general corporate purposes.

(e)	Not applicable

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders of the Company was held on April 22, 2004, at which time seven nominees were elected to the Board of Directors for one-year terms and the appointment of Ernst & Young LLP as the independent auditors of the Company was approved. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management’s solicitations. All nominees for directors as listed in the proxy statement were elected.

        The voting results were as follows:

			Broker

	For	Against	Withheld	Non-Votes

Election of Directors:
Paul O’Connell	12,849,191	0	89,015	0
James Jacoby, Jr.	12,849,091	0	89,115	0
Michael Kopp	12,846,591	0	91,615	0
John L. Erb	12,849,091	0	89,115	0
Gary S. Dorfman	12,849,191	0	89,015	0
Richard Nigon	12,845,891	0	92,315	0
Howard Root	12,711,969	0	226,237	0

Approval of Independent Auditors	12,848,285	80,196	9,725	0

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.2 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.2	Form of warrant dated January 31 and February 14, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.2 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.3	Form of warrant dated December 29, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.3 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.4	Amended and Restated Investors’ Rights Agreement dated December 9, 1998, by and between Vascular Solutions, Inc. and the purchasers of Series A and Series B preferred stock (incorporated by reference to Exhibit 4.4 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.5	Stock Purchase Warrant dated June 10, 1999 by and between Vascular Solutions, Inc. and Jones Pharma, Incorporated (incorporated by reference to Exhibit 4.7 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.5 *	Form of Employment Agreement by and between Vascular Solutions, Inc. and each of its executive officers
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sabanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract required to be filed as an Exhibit to this Form 10-Q.
(b)	Reports on Form 8-K:

We furnished a Form 8-K on January 29, 2004 to report under Item 12 our press release dated January 28, 2004 related to our fourth quarter results.

We filed a Form 8-K on March 5, 2004 to report our press release dated March 4, 2004 on our response to the announcement by Diomed Holdings, Inc. of the initiation of a patent infringement lawsuit against the Company in the United States District Court for the District of Massachusetts related to the Company’s Vari-Lase endovenous laser business.

We filed a Form 8-K on March 10, 2004 to report our press release dated March 3, 2004 announcing our entering into stock purchase agreements to sell 888,900 shares of our common stock at $6.75 per share in a private placement to institutional investors and to file the form of stock purchase agreement.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        VASCULAR SOLUTIONS, INC.

Date: May 10, 2004	By: /s/ Howard Root Howard Root Chief Executive Officer and Director (principal executive officer)
By: /s/ James Hennen James Hennen Chief Financial Officer (principal financial and accounting officer)

17