Form 10-Q
period 2004-06-30
VASCULAR SOLUTIONS INC
filed 2004-08-04
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 0-27605

VASCULAR SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1859679 (IRS Employer Identification No.)

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

The registrant had 14,183,435 shares of common stock, $.01 par value per share, outstanding as of July 30, 2004.

VASCULAR SOLUTIONS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003

	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$ 7,545,385	$ 2,864,913
Available-for-sale securities	511,907	3,019,693
Accounts receivable, net of reserves of $140,000 and $160,000 in
2004 and 2003, respectively	2,604,299	1,810,443
Inventories	3,801,584	3,186,274
Prepaid expenses	235,019	462,154

Total current assets	14,698,194	11,343,477

Property and equipment, net	1,357,227	948,602
Intangible assets, net	591,345	700,095

Total assets	$ 16,646,766	$ 12,992,174

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ 598,273	$ 750,762
Accrued compensation	1,282,559	1,111,049
Accrued expenses	435,801	258,228

Total current liabilities	2,316,633	2,120,039

Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares - 40,000,000
Issued and outstanding shares - 14,183,435 - 2004;
12,989,170 - 2003	141,834	129,892
Additional paid-in capital	76,425,436	70,422,926
Other	(17,152)	41,356
Accumulated deficit	(62,219,985)	(59,722,039)

Total shareholders' equity	14,330,133	10,872,135

Total liabilities and shareholders' equity	$ 16,646,766	$ 12,992,174

See accompanying notes.

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(unaudited)		(unaudited)

Net sales	$5,245,818	$2,724,721	$9,683,606	$5,693,005
Cost of goods sold	1,573,034	1,085,592	2,968,083	2,308,183

Gross profit	3,672,784	1,639,129	6,715,523	3,384,822

Operating expenses:
Research and development	816,807	1,070,536	1,805,168	1,904,107
Clinical and regulatory	497,942	408,465	886,481	749,157
Sales and marketing	2,829,065	2,381,941	5,430,203	5,057,324
General and administrative	495,669	447,327	1,017,024	948,170
Amortization of purchased technology	54,375	54,375	108,750	108,750

Total operating expenses	4,693,858	4,362,644	9,247,626	8,767,508

Operating loss	(1,021,074)	(2,723,515)	(2,532,103)	(5,382,686)
Interest income	22,215	40,514	34,157	102,664

Net loss	$(998,859)	$(2,683,001)	$(2,497,946)	$(5,280,022)

Basic and diluted net loss per share	$(0.07)	$(0.21)	$(0.18)	$(0.41)

Shares used in computing basic and diluted
net loss per share	14,076,731	12,816,316	13,651,154	12,830,014

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(unaudited)		(unaudited)

Operating Activities
Net loss	$(998,859)	$(2,683,001)	$(2,497,946)	$(5,280,022)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	113,000	89,238	216,395	220,493
Amortization	54,375	54,375	108,750	108,750
Deferred compensation expense	3,028	14,106	5,123	32,007
Changes in operating assets and liabilities:
Accounts receivable	(404,484)	99,306	(793,856)	18,938
Inventories	226,401	(220,276)	(615,309)	(1,119,392)
Prepaid expenses	101,844	182,454	227,136	120,360
Accounts payable	(612,533)	(401,971)	(152,489)	(69,544)
Accrued compensation and expenses	243,379	91,540	349,083	2,491

Net cash used in operating activities	(1,273,849)	(2,774,229)	(3,153,113)	(5,965,919)

Investing Activities
Purchase of property and equipment, net	(289,501)	(126,456)	(625,022)	(145,693)
Purchase of securities	—	(1,887,903)	—	(6,763,779)
Proceeds from sales of securities	1,502,938	5,500,000	2,507,786	13,665,000

Net cash provided by investing
activities	1,213,437	3,485,641	1,882,764	6,755,528

Financing activities
Proceeds from exercise of stock options and
sale of stock	304,780	57,263	5,980,912	57,263
Repurchase of common stock	—	(76,105)	—	(139,633)

Net cash (used in) provided by financing
activities	304,780	(18,842)	5,980,912	(82,370)

Effect of exchange rate changes on cash and
cash equivalents	(17,053)	103,255	(30,091)	26,474

Increase in cash and cash
equivalents	227,315	795,825	4,680,472	733,713
Cash and cash equivalents at
beginning of period	7,318,070	1,772,947	2,864,913	1,835,059

Cash and cash equivalents at end of period	$7,545,385	$2,568,772	$7,545,385	$2,568,772

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

At June 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employer compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(unaudited)		(unaudited)

Net loss, as reported	$(998,859)	$(2,683,001)	$(2,497,946)	$(5,280,022)
Deduct: Total stock-based employee
compensation expense determined
under fair-value-based method
for all awards	(610,396)	(200,600)	(785,517)	(408,827)

Pro forma net loss	$(1,609,255)	$(2,883,601)	$(3,283,463)	$(5,688,849)

Net loss per share:
Basic and diluted - as
reported	$(0.07)	$(0.21)	$(0.18)	$(0.41)

Basic and diluted - pro
forma	$(0.11)	$(0.22)	$(0.24)	$(0.44)

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(3)	Computation of Net Loss per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net loss per share for the three months and six months ended June 30, 2004 and 2003 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. For all periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding options and warrants is antidilutive.

(4)	Comprehensive Loss

Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three and six months ended June 30, 2004 and June 30, 2003 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

	(unaudited)		(unaudited)

Net loss	$(998,859)	$(2,683,001)	$(2,497,946)	$(5,280,022)
Foreign currency
translation adjustments	(17,053)	103,255	(30,091)	26,474

Comprehensive loss	$(1,015,912)	$(2,579,746)	$(2,528,037)	$(5,253,548)

(5)	Revenue Recognition

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(6)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

	June 30, 2004	December 31, 2003

	(unaudited)

Raw materials	$2,398,066	$2,100,775
Work-in process	420,802	260,887
Finished goods	982,716	824,612

	$3,801,584	$3,186,274

(7)	Concentrations of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. The Company maintains its accounts for cash and cash equivalents and available-for-sale securities principally at one major bank and one investment firm in the United States. The Company has a formal written investment policy that only permits the placement of investments to issuers evaluated as creditworthy. The Company has not experienced any losses on its deposits of its cash and cash equivalents or available-for-sale securities.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the six months ended June 30, 2004 and 2003 were 89% and 87% in the United States, respectively, and 11% and 13% in international markets, respectively. There have been no material losses on accounts receivable.

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

No single customer represented greater than 10% of the total net sales for the three and six months ended June 30, 2004 and 2003.

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

        The first product we brought to market, the Duett sealing device, is designed to provide a complete seal of the puncture site following catheterization procedures such as angiography, angioplasty and stenting. Our Duett sealing device combines an easy-to-use balloon catheter delivery mechanism with a biological procoagulant mixture, which we believe offers advantages over both manual compression and competitive vascular sealing devices. We began selling our Duett sealing device in Europe in February 1998 and in the United States in June 2000. Over 200,000 Duett sealing devices have been sold and deployed worldwide. In the fourth quarter of 2001 we introduced the Diagnostic Duett version of the Duett sealing device, which utilizes a lower dose of procoagulant for the less-challenging diagnostic subset of catheterization procedures. In mid-2002 we introduced the next generation “Pro” line of the Duett sealing device for improved ease-of-use. In 2003 we made the decision to reduce our focus on growing the Duett product line in order to focus on increasing sales of our new products.

        The second product we developed and commercialized is the D-Stat Flowable hemostat, which we began selling worldwide in February 2002. The D-Stat Flowable hemostat utilizes the clinically proven procoagulant components of the Duett sealing device to provide a powerful stop to active bleeding. The thick, yet flowable procoagulant controls active bleeding by initiating the body’s own clotting mechanisms in the same manner as the procoagulant included in our Duett sealing device. The D-Stat Flowable hemostat can be clinically used in a number of medical procedures and has substantial extension market opportunities in other medical practice areas.

        During the second quarter of 2002 we acquired the Acolysis ultrasound thrombolysis system. The Acolysis system uses ultrasound energy generated by the Acolysis controller that is delivered intravascularly by the disposable Acolysis probe to lyse blood clots and plaque. The Acolysis controller and probes are sold only in international markets, where it has been sold principally for the treatment of peripheral vascular disease. Upon completion of our acquisition and integration of the Acolysis business, we commenced active international sales of the Acolysis probes through our existing international distribution network in late 2002. In late 2003 we received CE mark approval to internally manufacture Acolysis probes, which allows broader international market activities.

        In the second half of 2003 we received regulatory clearance in the United States for four new interventional medical devices: the D-Stat Dry, the D-Stat Radial, the Vari-Lase and the Pronto. Our D-Stat Dry hemostatic bandage consists of our proprietary hemostat which is lyophilized (freeze-dried) into a gauze pad and applied with an included adhesive bandage. The D-Stat Dry hemostatic bandage is used to assist in the control of bleeding from vascular access sites in conjunction with manual compression. Our D-Stat Radial hemostat band is a version of our D-Stat Dry which includes a compression band for application around the patient’s wrist. The D-Stat Radial hemostat band is designed to be used following catheterizations using the radial artery in the wrist. Our Vari-Lase endovenous laser products consist of a solid state diode laser console and procedure kit and accessories which are used in the minimally-invasive treatment of varicose veins. Our Pronto extraction catheter is a catheter and syringe system for the mechanical removal of blood clots from arteries.

        We also have in development several additional products that leverage our existing infrastructure to bring additional solutions to the interventional cardiologist and interventional radiologist. We expect to gain regulatory clearance and market launch a new device for the measurement of stenosis of the aortic valve of the heart by the end of 2004.

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003

        Net sales increased 93% to $5,246,000 for the quarter ended June 30, 2004 from $2,725,000 for the quarter ended June 30, 2003. Approximately 88% of our net sales for the quarter ended June 30, 2004 were to customers in the United States and 12% of the net sales were to customers in international markets. Net sales by product category were as follows:

•	Net sales of the D-Stat Dry were $2,105,000 for the quarter ended June 30, 2004, compared to no sales in the second quarter of 2003. Our D-Stat Dry product was launched at the end of the third quarter of 2003. Through June 30, 2004, we have sold our D-Stat Dry to 416 labs, which is less than 25% of the estimated cardiac and peripheral catheterization labs in the United States.

•	Net sales of the Pronto were $697,000 for the quarter ended June 30, 2004, compared to no sales in 2003. Our Pronto product was launched at the end of the third quarter of 2003 in international markets, and we received FDA approval in December 2003 but did not commence sales in the United States until 2004. Through June 30, 2004, we have sold our Pronto to 228 labs in the United States.

•	Net sales of our Vari-Lase product line were $431,000 for the quarter ended June 30, 2004, compared to $9,000 in the second quarter of 2003. In January 2004 we launched our Vari-Lase laser console, and as a result, the second quarter was the first full quarter of us offering a full line of endovenous laser products to our customers for the treatment of varicose veins.

•	Net sales of D-Stat Flowable increased to $370,000 for the quarter ended June 30, 2004 from $305,000 for the quarter ended June 30, 2003, a 21% increase.

•	Net sales of our Duett sealing device were $1,604,000 for the quarter ended June 30, 2004, compared to $2,359,000 for the quarter ended June 30, 2003, as we continue to harvest this business. Our Duett sales declined 3% sequentially from the first quarter of 2004 as the decline of our Duett sales has stabilized. We expect Duett sales to decline at similar sequential rates as we continue to focus on our new higher margin and more competitive products.

•	Net sales of our other products were $40,000 for the quarter ended June 30, 2004, compared to $52,000 for the quarter ended June 30, 2003.

        We expect net sales to increase to at or above $6,000,000 in the third quarter and then to exceed $7,000,000 in the fourth quarter of this year, without predicting any substantial contribution from any new products, including our aortic measurement device or the 3x3 version of the D-Stat Dry.

        Gross profit as a percentage of net sales increased to 70% for the quarter ended June 30, 2004 from 60% for the quarter ended June 30, 2003. The increase was the result of the change in the selling mix of our products, as the D-Stat Dry and Pronto now account for 40% and 13%, respectively, of our net sales. The D-Stat Dry has a gross margin in excess of 80% and the Pronto has a gross margin in excess of 75%. We expect gross margins to hold steady in 2004 at 70% as our selling mix changes to favor the higher margin products and we continue to make slight gains in manufacturing efficiencies.

        Research and development expenses decreased 24% to $817,000 for the quarter ended June 30, 2004 from $1,071,000 for the quarter ended June 30, 2003. The decrease was the result of the extra expenses that were related to product releases that took place in 2003. Research and development expenses fluctuate due to outside project spending. We expect our normal research and development expenses to remain relatively steady during 2004 in the range of $800,000 to $1,000,000 per quarter as we continue to pursue additional new products at an expected rate of approximately two new products per year.

        We are currently developing a fully resorbable version of the D-Stat Dry, which would address a market in excess of $100 million annually for a surgical thrombin-based hemostat. We are also working on a unique version of liquid thrombin which also is an existing market in excess of $100 million annually and currently has only one competitor. To allow us to develop these new thrombin-based hemostats, we are finalizing our relationship with a new source of thrombin which we plan to fully qualify and bring through the regulatory process over the next two years at a cumulative cost of approximately $2,500,000, starting principally in the fourth quarter of 2004. These development expenses would be in addition to the normal rate of $800,000 to $1,000,000 per quarter of research and development expenses.

        Clinical and regulatory expenses increased 22% to $498,000 for the quarter ended June 30, 2004 from $408,000 for the quarter ended June 30, 2003. The expected increase was the result of our “Pocket Protector” clinical study for a new indication of our D-Stat Flowable product, as we did not incur significant clinical study expenses in the comparable quarter. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. We expect clinical and regulatory expenses to increase by approximately 25% in 2004 compared to 2003 as we complete our “Pocket Protector” study, conduct clinical/marketing studies related to our existing products and advance new products through the regulatory system.

        Sales and marketing expenses increased 19% to $2,829,000 for the quarter ended June 30, 2004 from $2,382,000 for the quarter ended June 30, 2003. As of June 30, 2004, our direct sales force consisted of approximately 48. We expect to complete the addition of field sales employees up to a total sales force of approximately 56 employees by the end of 2004 as a result of our addition of new products. Consequently, we expect our sales and marketing expenses to increase by approximately 10% in 2004 compared to 2003.

        General and administrative expenses increased 11% to $496,000 for the quarter ended June 30, 2004 from $447,000 for the quarter ended June 30, 2003. The increase was the result of legal fees related to the Diomed intellectual property litigation (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q) and increased business insurance. We expect to incur approximately $50,000 in legal fees per quarter in 2004 related to the Diomed litigation. We currently anticipate that general and administrative expenses will increase to approximately $550,000 per quarter in the last half of 2004.

        Amortization of purchased technology was $54,000 for the quarter ended June 30, 2004, which is unchanged from the quarter ended June 30, 2003. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. in 2002. We allocated $870,000 of the acquisition price to purchased technology and are amortizing the amount over four years.

        Interest income decreased to $22,000 for the quarter ended June 30, 2004 from $41,000 for the quarter ended June 30, 2003, primarily as a result of a reduced cash balance and lower interest rates.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

        Net sales increased 70% to $9,684,000 for the six months ended June 30, 2004 from $5,693,000 for the six months ended June 30, 2003. Approximately 89% of our net sales for the six months ended June 30, 2004 were to customers in the United States and 11% of the net sales were to customers in international markets. Net sales by product category were as follows:

•	Net sales of the D-Stat Dry were $3,770,000 for the six months ended June 30, 2004, compared to no sales in the first six months of 2003. Our D-Stat Dry product was launched at the end of the third quarter of 2003.

•	Net sales of the Pronto were $1,091,000 for the six months ended June 30, 2004, compared to no sales in 2003. Our Pronto product was launched at the end of the third quarter of 2003 in international markets, and we received FDA approval in December 2003 but did not commence sales in the United States until 2004.

•	Net sales of our Vari-Lase product line were $802,000 for the six months ended June 30, 2004, compared to $9,000 for the six months ended June 30, 2003. In January 2004 we launched our Vari-Lase laser console, and as a result the second quarter was the first full quarter of us offering a full line of endovenous laser products to our customers for the treatment of varicose veins.

•	Net sales of D-Stat Flowable increased to $701,000 for the six months ended June 30, 2004 from $572,000 for the six months ended June 30, 2003, a 23% increase.

•	Net sales of our Duett sealing device were $3,265,000 for the six months ended June 30, 2004, compared to $5,020,000 for the six months ended June 30, 2003. We continue to expect Duett sales to decline at a similar sequential rate in 2004 as we continue to focus on our new higher margin products.

•	Net sales of our other products were $54,000 for the six months ended June 30, 2004 compared to $88,000 for the six months ended June 30, 2003.

        Gross profit as a percentage of net sales increased to 69% for the six months ended June 30, 2004 from 60% for the six months ended June 30, 2003. Our new higher margin products, particularly our D-Stat Dry which has gross margins greater than 80%, have caused this improvement.

        Research and development expenses decreased 5% to $1,805,000 for the six months ended June 30, 2004 from $1,904,000 for the six months ended June 30, 2003. The decrease was the result of the extra expenses that were related to product releases that took place in 2003. Research and development expenses fluctuate due to outside project spending.

        Clinical and regulatory expenses increased 18% to $886,000 for the six months ended June 30, 2004 from $749,000 for the six months ended June 30, 2003. The expected increase was the result of our “Pocket Protector” clinical study for a new indication of our D-Stat Flowable product, as we did not incur significant clinical study expenses in the comparable six months of 2003.

        Sales and marketing expenses increased 7% to $5,430,000 for the six months ended June 30, 2004 from $5,057,000 for the six months ended June 30, 2003. As of June 30, 2004, our direct sales force consisted of approximately 48 employees, an increase of two employees since June 30, 2003.

        General and administrative expenses increased 7% to $1,017,000 for the six months ended June 30, 2004 from $948,000 for the six months ended June 30, 2003. The increase was the result of legal fees related to the Diomed intellectual property litigation (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q) and increased cost of business insurance.

        Amortization of purchased technology was $109,000 for the six months ended June 30, 2004, which is no change from the quarter ended June 30, 2003.

        Interest income decreased to $34,000 for the six months ended June 30, 2004 from $103,000 for the six months ended June 30, 2003, primarily as a result of a reduced cash balance and lower interest rates.

Income Taxes

        We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

        As of June 30, 2004, we had approximately $56.7 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of June 30, 2004, we also had federal and state research and development tax credit carryforwards of approximately $1.4 million which begin to expire in the year 2013. As of June 30, 2004, we also had a foreign tax loss carryforward of approximately $1,985,000, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

Liquidity and Capital Resources

        We have financed all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through June 30, 2004, we have sold common stock and preferred stock generating aggregate net proceeds of approximately $76.6 million. At June 30, 2004, we had $8,057,292 in cash, cash equivalents and available-for-sale securities on-hand compared to $5,885,000 at December 31, 2003.

        During the quarter ended June 30, 2004, we used $1,274,000 to fund operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $999,000, an increase in accounts receivable of $404,000, and a decrease in accounts payables and accrued expenses of $369,000. The preceding increases were offset by depreciation and amortization of $170,000, a decrease of inventories of $226,000, and a decrease in prepaid expenses of $102,000. The increase in accounts receivable was due to increased sales. The net decrease in accounts payables and accrued liabilities is the result of timing of payments. During the quarter ended June 30, 2004, we generated proceeds of $1,213,000 in investing activities, primarily from the net sales of investment securities of $1,503,000, offset by net equipment purchases of $290,000. Also during the second quarter of 2004 we generated $305,000 in financing activities, primarily through the sale of common stock under employee stock plans.

        During the fourth quarter of 2003, we entered into a $3,000,000 credit facility with Silicon Valley Bank. The line of credit has a 12 month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The line of credit includes two covenants: minimum tangible net worth of $8,000,000 and a liquidity coverage of not less than 1.25 to 1.00. We were in compliance with these covenants at June 30, 2004. As of June 30, 2004, we had no outstanding balance on the line of credit balance and $2,102,000 was available under the credit facility.

        We purchase our requirements for thrombin (a component in the Duett and in all of the D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expires on May 29, 2005. During the first five months of 2005, we intend to purchase approximately $3 million of thrombin to benefit from the pricing provisions of the agreement. We believe that these purchases will satisfy our thrombin requirements for all of 2005 and 2006. After peaking at the end of the second quarter of 2005, our thrombin inventory is then projected to decrease in the second half of 2005 and throughout all of 2006. We are finalizing our relationship with a new source of thrombin, which we plan to fully qualify and bring through the regulatory process over the next two years at a cumulative cost of approximately $2.5 million in research and development expenditures and approximately $1.0 million in capital expenditures. This investment, while substantial, is within our projected capital resources and will allow us to introduce new thrombin-based products as well as control our long term cost of thrombin.

        We signed a purchase agreement with MedArt Corporation on September 22, 2003 for the manufacture of our Vari-Lase laser console. Under that agreement, we are obligated to purchase laser consoles with an aggregate purchase price of $1,197,000 for our Vari-Lase business during the first year of the agreement, which commenced in December 2003. To date, we have purchased $718,200 worth of lasers under the agreement.

        We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

        We currently anticipate that we will continue to experience a negative cash flow until at least the fourth quarter of 2004, at which time we project that we will become cash flow neutral with our normal operating expenses, excluding our research and development project of sourcing a new supply of thrombin. We currently believe that our working capital of $12,382,000 and anticipated cash from product sales will be sufficient to meet all of our operating and capital requirements, our thrombin inventory purchases and our costs associated with sourcing of a new supply of thrombin. However, our actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; and other factors.

        If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. In the event that additional financing is needed, and depending on market conditions, we may seek to raise additional funds for working capital purposes through the sale of equity or debt securities. We currently have no commitments for additional funding, and therefore our ability to meet our long-term liquidity needs is uncertain. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, may not be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or market our products or to take advantage of business opportunities, or we may be required to significantly curtail our business operations.

Critical Accounting Policies

        Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and which require complex management judgment.

Inventory

        We state our inventory at the lower of cost (first-in, first-out method) or market. We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory based upon historical experience and forecasted demand. At June 30, 2004, this reserve was $450,000, compared to

$240,000 at December 31, 2003. Our reserve requirements could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.

Revenue Recognition

        We recognize revenue upon shipment of products to customers, net of estimated returns. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At June 30, 2004, this reserve was $20,000, which is no change from December 31, 2003. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At June 30, 2004, this reserve was $120,000, compared to $140,000 at December 31, 2003. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. For the quarter ended June 30, 2004, we recorded a $25.2 million valuation allowance related to our net deferred tax assets of $25.2 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, we identifie the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, defense of patent infringement lawsuits, adoption of our new products, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003. This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivables. We maintain our accounts for cash and cash equivalents and available-for-sale securities principally at one major bank and one investment firm in the United States. We have a formal written investment policy permits only the placement of investments to issuers evaluated as creditworthy. We have not experienced any losses on our deposits of our cash and cash equivalents.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

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

Changes in internal control over financial reporting

        During the fiscal quarter ended June 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringes on a single patent held by Diomed, Inc. and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. We believe that the allegations included in the complaint are wholly without merit, have filed our answer to the complaint, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss, if any.

        From time to time we are involved in legal proceedings arising in the normal course of our business. As of the date of this report we are not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

(d)	On July 25, 2000, we sold 3,500,000 shares of our common stock, at an initial public offering price of $12.00 per share, pursuant to a Registration Statement on Form S-1 (Registration No. 333-84089), which was declared effective by the Securities and Exchange Commission on July 19, 2000. The managing underwriters of our initial public offering were Salomon Smith Barney Inc., Stephens Inc. and William Blair & Company, L.L.C. On August 15, 2000, the underwriters exercised in full their over-allotment option to purchase an additional 525,000 shares of common stock at $12.00 per share. Our net proceeds from the offering were approximately $44.0 million. To date, we have spent approximately $23.5 million of the net proceeds to hire, train and deploy a direct sales force in the United States, $1.6 million for the purchase of the Acolysis assets from Angiosonics, $4.1 million to settle the St. Jude and Datascope litigation, $0.7 million for our stock repurchase program, $9.0 million for research and development of new products and $5.1 million for general corporate purposes, which equals $44.0 million in the aggregate. Therefore, all proceeds from the offering have now been spent.

(e)	Not applicable

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

The information contained in Item 4 of Part II of our Form 10-Q for the quarter ended Mach 31, 2004 is incorporated herein by reference.

Item 5. Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.2 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
4.2	Form of warrant dated January 31 and February 14, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.2 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.3	Form of warrant dated December 29, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.3 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.4	Amended and Restated Investors' Rights Agreement dated December 9, 1998, by and between Vascular Solutions, Inc. and the purchasers of Series A and Series B preferred stock (incorporated by reference to Exhibit 4.4 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.5	Stock Purchase Warrant dated June 10, 1999 by and between Vascular Solutions, Inc. and Jones Pharma, Incorporated (incorporated by reference to Exhibit 4.7 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:
We furnished a Form 8-K on April 15, 2004 to report under Item 12 our press release dated April 15, 2004 related to our first quarter results.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        VASCULAR SOLUTIONS, INC.

Date: July 30, 2004	By: /s/ Howard Root Howard Root Chief Executive Officer and Director (principal executive officer)
By: /s/ James Hennen James Hennen Chief Financial Officer (principal financial and accounting officer)