Form 10-Q
period 2004-09-30
VASCULAR SOLUTIONS INC
filed 2004-10-22
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 0-27605

VASCULAR SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1859679 (IRS Employer Identification No.)

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

The registrant had 14,214,025 shares of common stock, $.01 par value per share, outstanding as of October 18, 2004.

VASCULAR SOLUTIONS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	September 30, 2004	December 31, 2003

	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$7,392,854	$2,864,913
Available-for-sale securities	—	3,019,693
Accounts receivable, net of reserves of $160,000 and $160,000 in
2004 and 2003, respectively	3,094,614	1,810,443
Inventories	3,991,840	3,186,274
Prepaid expenses	487,066	462,154

Total current assets	14,966,374	11,343,477
Property and equipment, net	1,424,250	948,602
Intangible assets, net	536,970	700,095

Total assets	$16,927,594	$12,992,174

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$799,302	$750,762
Accrued compensation	1,650,659	1,111,049
Accrued expenses	489,024	258,228

Total current liabilities	2,938,985	2,120,039
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares - 40,000,000
Issued and outstanding shares - 14,214,025 - 2004;
12,989,170 - 2003	142,140	129,892
Additional paid-in capital	76,478,670	70,422,926
Other	25,193	41,356
Accumulated deficit	(62,657,394)	(59,722,039)

Total shareholders’ equity	13,988,609	10,872,135

Total liabilities and shareholders’ equity	$16,927,594	$12,992,174

See accompanying notes.

Note:   The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(unaudited)		(unaudited)
Net sales	$5,931,355	$2,708,626	$15,614,962	$8,401,631
Cost of goods sold	1,641,290	1,101,875	4,609,373	3,410,059

Gross profit	4,290,065	1,606,751	11,005,589	4,991,572
Operating expenses:
Research and development	745,890	884,421	2,551,058	2,788,527
Clinical and regulatory	504,546	385,231	1,391,027	1,134,388
Sales and marketing	2,848,645	2,217,466	8,278,848	7,274,791
General and administrative	581,283	480,547	1,598,307	1,428,717
Amortization of purchased technology	54,375	54,375	163,125	163,125

Total operating expenses	4,734,739	4,022,040	13,982,365	12,789,548

Operating loss	(444,674)	(2,415,289)	(2,976,776)	(7,797,976)
Interest income	7,264	30,021	41,421	132,685

Net loss	$(437,410)	$(2,385,268)	$(2,935,355)	$(7,665,291)

Basic and diluted net loss per share	$(0.03)	$(0.19)	$(0.21)	$(0.60)

Shares used in computing basic and diluted
net loss per share	14,197,756	12,836,099	13,834,685	12,832,065

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(unaudited)		(unaudited)
Operating activities
Net loss	$(437,410)	$(2,385,268)	$(2,935,355)	$(7,665,291)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	128,840	81,795	345,235	302,287
Amortization	54,375	54,375	163,125	163,125
Deferred compensation expense	3,028	6,834	8,151	38,841
Changes in operating assets and liabilities:
Accounts receivable	(490,315)	(87,610)	(1,284,171)	(68,671)
Inventories	(190,257)	27,321	(805,566)	(1,092,071)
Prepaid expenses	(252,047)	(287,214)	(24,911)	(166,854)
Accounts payable	201,029	(8,148)	48,540	(77,692)
Accrued compensation and expenses	421,323	(10,289)	770,406	(7,798)

Net cash used in operating activities	(561,434)	(2,608,204)	(3,714,546)	(8,574,124)
Investing activities
Purchase of property and equipment, net	(195,861)	(120,215)	(820,884)	(265,906)
Purchase of securities	--	(54,459)	--	(6,818,238)
Proceeds from sales of securities	511,907	2,000,000	3,019,693	15,665,000

Net cash provided by investing
activities	316,046	1,825,326	2,198,809	8,580,856
Financing activities
Proceeds from exercise of stock options and
sale of stock	53,540	53,159	6,034,452	110,422
Repurchase of common stock	--	--	--	(139,633)

Net cash (used in) provided by financing
activities	53,540	53,159	6,034,452	(29,211)
Effect of exchange rate changes on cash and cash
equivalents	39,317	(15,478)	9,226	10,995

Increase/(Decrease) in cash and cash
equivalents	(152,531)	(745,197)	4,527,941	(11,484)
Cash and cash equivalents at beginning of
period	7,545,385	2,568,772	2,864,913	1,835,059

Cash and cash equivalents at end of period	$7,392,854	$1,823,575	$7,392,854	$1,823,575

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

At September 30, 2004, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(unaudited)		(unaudited)
Net loss, as reported	$(437,410)	$(2,385,268)	$(2,935,355)	$(7,665,291)
Deduct: Total stock-based employee
compensation expense determined
under fair-value-based method
for all awards	(211,620)	(215,082)	(993,330)	(631,536)

Pro forma net loss	$(649,030)	$(2,600,350)	$(3,928,685)	$(8,296,827)

Net loss per share:
Basic and diluted – as reported	$(0.03)	$(0.19)	$(0.21)	$(0.60)

Basic and diluted – pro forma	$(0.05)	$(0.20)	$(0.28)	$(0.65)

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(3)	Computation of Net Loss per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net loss per share for the three months and nine months ended September 30, 2004 and 2003 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. For all periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding options and warrants is antidilutive.

(4)	Comprehensive Loss

Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three and nine months ended September 30, 2004 and September 30, 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(unaudited)		(unaudited)
Net loss	$(437,410)	$(2,385,268)	$(2,935,355)	$(7,665,291)
Foreign currency
translation
adjustments	39,317	(15,478)	9,226	10,995

Comprehensive loss	$(398,093)	$(2,400,746)	$(2,926,129)	$(7,654,296)

(5)	Revenue Recognition

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(6)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and are comprised of the following at:

	September 30, 2004	December 31, 2003
	(unaudited)
Raw materials	$2,435,133	$2,100,775
Work-in process	327,455	260,887
Finished goods	1,229,252	824,612

	$3,991,840	$3,186,274

(7)	Concentrations of Credit and Other Risks

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. Sales by geographic destination as a percentage of total net sales for the nine months ended September 30, 2004 and 2003 were 89% and 88% in the United States, respectively, and 11% and 12% in international markets, respectively. There have been no material losses on accounts receivable.

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

No single customer represented greater than 10% of the total net sales for the three and nine months ended September 30, 2004 and 2003.

(8)	Shareholder’s Equity

On March 9, 2004, we sold 888,900 shares of our common stock at an offering price of $6.75 per share for net proceeds of $5.6 million in a private placement.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. Our current principle product lines consist of the following medical devices:

•	Duett™ sealing device, used to seal the puncture site following catheterization procedures,
•	D-Stat® Flowable hemostat, a thick, yet flowable, mixture used to control bleeding,
•	D-Stat Dry™ hemostatic bandage, a topical pad with a bandage used to control surface bleeding,
•	D-Stat Radial™ hemostat band, a topical pad with a compression strap to control bleeding at the wrist,
•	Vari-Lase® endovenous laser system, a laser console and procedure kit used for the treatment of varicose veins,
•	Pronto™ extraction catheter, a mechanical system for the removal of soft thrombus from arteries,
•	Langston™ dual lumen pigtail catheter, used for the measurement of differential arterial pressures, and
•	Acolysis® ultrasound (sold in international markets only), a treatment for peripheral occlusive arterial disease.

As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices, and then deliver these products directly to the physician through our direct domestic sales force and our international distribution network.

        The first product we brought to market, the Duett sealing device, is designed to provide a complete seal of the puncture site following catheterization procedures such as angiography, angioplasty and stenting. Our Duett sealing device combines an easy-to-use balloon catheter delivery mechanism with a biological procoagulant mixture, which we believe offers advantages over both manual compression and competitive vascular sealing devices. We began selling our Duett sealing device in Europe in February 1998 and in the United States in June 2000. Over 200,000 Duett sealing devices have been sold and deployed worldwide. In the fourth quarter of 2001 we introduced the Diagnostic Duett version of the Duett sealing device, which utilizes a lower dose of procoagulant for the less-challenging diagnostic subset of catheterization procedures. In mid-2002 we introduced the next generation “Pro” line of the Duett sealing device for improved ease-of-use. In 2003 we made the decision to reduce our focus on the Duett product line in order to focus on increasing sales of our new products.

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

        In the second half of 2003 we received regulatory clearance in the United States for four new interventional medical devices: the D-Stat Dry, the D-Stat Radial, the Vari-Lase and the Pronto. Our D-Stat Dry hemostatic bandage consists of our proprietary hemostat which is lyophilized (freeze-dried) into a gauze pad and applied with an included adhesive bandage. The D-Stat Dry hemostatic bandage is used to assist in the control of bleeding from vascular access sites in conjunction with manual compression. Our D-Stat Radial hemostat band is a version of our D-Stat Dry which includes a compression band for application around the patient’s wrist for use following catheterizations using the radial artery. Our Vari-Lase endovenous laser products consist of a solid state diode laser console and procedure kit and accessories which are used in the minimally-invasive treatment of varicose veins. Our Pronto extraction catheter is a catheter and syringe system for the mechanical removal of blood clots from arteries.

        In September 2004 we received regulatory clearance in the United States for the Langston dual lumen pigtail catheter. The Langston catheter is used for the simultaneous measurement of differential pressures, principally in the precise measurement of stenosis of the aortic valve of the heart.

        We also have in development several additional products that leverage our existing infrastructure to bring additional solutions to the interventional cardiologist and interventional radiologist. We expect to gain regulatory clearance and market launch two specialty catheters for interventional cardiology procedure by the middle of 2005. One of the catheters is used to introduce a second “buddy” wire used in interventional procedures, and the second catheter is an exchange catheter with a unique rapid exchange system. We also expect to gain regulatory clearance and market launch a powered syringe product by the middle of 2005.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003

        Net sales increased 119% to $5,931,000 for the quarter ended September 30, 2004 from $2,709,000 for the quarter ended September 30, 2003. Approximately 89% of our net sales for the quarter ended September 30, 2004 were to customers in the United States and 11% of our net sales were to customers in international markets. Net sales by product category were as follows:

•	Net sales of the D-Stat Dry hemostatic bandage were $2,449,000 for the quarter ended September 30, 2004, compared to $40,000 in the third quarter of 2003. Our D-Stat Dry product was launched at the end of the third quarter of 2003. Through September 30, 2004, we have sold our D-Stat Dry to 498 interventional cardiology and interventional radiology labs in the United States.

•	Net sales of the Pronto extraction catheter were $871,000 for the quarter ended September 30, 2004, compared to net sales of $11,000 in the third quarter of 2003. Our Pronto extraction catheter was launched at the end of the third quarter of 2003 in international markets and at the beginning of the first quarter of 2004 in the United States. Through September 30, 2004, we have sold our Pronto to 342 interventional cardiology and interventional radiology labs in the United States.

•	Net sales of our Vari-Lase product line increased to $763,000 for the quarter ended September 30, 2004 compared to net sales of $108,000 in the quarter ended September 30, 2003. In January 2004 we launched our Vari-Lase laser console, and as a result, we now sell a full line of endovenous laser products to our customers for the treatment of varicose veins. Through September 30, 2004, we have sold our Vari-Lase products to 142 accounts.

•	Net sales of the D-Stat Flowable increased to $350,000 for the quarter ended September 30, 2004 from $314,000 for the quarter ended September 30, 2003, a 12% increase.

•	Net sales of our Duett sealing device decreased to $1,448,000 for the quarter ended September 30, 2004 from $2,195,000 for the quarter ended September 30, 2003, a 34% decrease. Our Duett sales in the third quarter of 2004 declined 10% sequentially from the second quarter of 2004. We continue to believe that our Duett business will represent a substantial but declining percentage of our on-going sales as our focus is on “harvesting” this product line. A total of 154 accounts purchased the Duett sealing device in the third quarter 2004.

•	Net sales of our other products, including the Acolysis products, were $51,000 for the quarter ended September 30, 2004, compared to $40,000 for the quarter ended September 30, 2003.

        Gross profit as a percentage of net sales increased to 72% for the quarter ended September 30, 2004 from 59% for the quarter ended September 30, 2003. The increase was the result of the change in the selling mix of our products, as the D-Stat Dry and Pronto now account for 41% and 15%, respectively, of our net sales. The D-Stat Dry has a gross margin in excess of 80% and the Pronto has a gross margin in excess of 75%. We expect gross margins to hold steady in 2004 and finish the year at 71% as our selling mix begins to stabilize and we continue to make slight gains in manufacturing efficiencies.

        Research and development expenses decreased 16% to $746,000 for the quarter ended September 30, 2004 from $884,000 for the quarter ended September 30, 2003. The decrease was the result of the added expenses that were related to completion of development of the four new products launched in the second half of 2003. Research and development expenses fluctuate due to outside project spending. We expect our normal research and development expenses to remain relatively steady for the last quarter of 2004 in the range of $800,000 to $1,000,000 as we continue to pursue additional new products at an expected rate of approximately two new products per year.

        As part of our research and development efforts, we have commenced development of a fully resorbable version of the D-Stat Dry, which would address a market in excess of $100 million annually for a surgical thrombin-based hemostat, and we are developing a unique version of thrombin, which also is an existing market in excess of $100 million annually. To allow us to develop these new thrombin-based hemostats and to provide a long-term supply of thrombin for our existing hemostat products, we have recently finalized an agreement with a new source of thrombin which we plan to fully qualify and bring through the regulatory process over the next two years, with total expenses expected to be approximately $2,500,000. We expect to incur approximately $200,000 of the forecasted $2,500,000 in expenses in the fourth quarter of 2004. These development expenses would be in addition to our normal rate of research and development expenses.

        Clinical and regulatory expenses increased 31% to $505,000 for the quarter ended September 30, 2004 from $385,000 for the quarter ended September 30, 2003. The increase was the result of some initial consulting expenses related to the new thrombin supply project and our “Pocket Protector” clinical study for a new indication of our D-Stat Flowable product, as we did not incur significant clinical study expenses in the comparable quarter of 2003. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. We expect clinical and regulatory expenses to be in the range of $500,000 to $600,000 in the fourth quarter of 2004.

        Sales and marketing expenses increased 29% to $2,849,000 for the quarter ended September 30, 2004 from $2,217,000 for the quarter ended September 30, 2003. This increase was primarily due to increased headcount in our direct sales force, which went from 44 field employees as of September 30, 2003 to 51 field employees as of September 30, 2004. We expect to complete the addition of field sales employees up to a total sales force of approximately 54 employees by the end of 2004 to support our sales growth. Consequently, we expect sales and marketing expenses to be in the range of $2,800,000 to $2,900,000 in the fourth quarter of 2004.

        General and administrative expenses increased 21% to $581,000 for the quarter ended September 30, 2004 from $481,000 for the quarter ended September 30, 2003. The increase was principally the result of legal fees related to the Diomed intellectual property litigation (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q) and increased accounting and tax services. We expect to incur approximately $50,000 in legal fees per quarter related to the Diomed litigation. We currently anticipate that general and administrative expenses will be approximately $550,000 for the last quarter of 2004.

        Amortization of purchased technology was $54,000 for the quarter ended September 30, 2004, which is unchanged from the quarter ended September 30, 2003. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. in 2002. We allocated $870,000 of the acquisition price to purchased technology and are amortizing the amount over four years.

        Interest income decreased to $7,000 for the quarter ended September 30, 2004 from $30,000 for the quarter ended September 30, 2003, primarily as a result of a reduced cash balance and lower interest rates.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

        Net sales increased 86% to $15,615,000 for the nine months ended September 30, 2004 from $8,402,000 for the nine months ended September 30, 2003. Approximately 89% of our net sales for the nine months ended September 30, 2004 were to customers in the United States and 11% of the net sales were to customers in international markets. Net sales by product category were as follows:

•	Net sales of the D-Stat Dry hemostatic bandage were $6,219,000 for the nine months ended September 30, 2004 compared to $40,000 sales in the first nine months of 2003.

•	Net sales of the Pronto extraction catheter were $1,961,000 for the nine months ended September 30, 2004 compared to $11,000 in sales in the first nine months of 2003.

•	Net sales of our Vari-Lase product line were $1,565,000 for the nine months ended September 30, 2004, compared to $117,000 for the nine months ended September 30, 2003

•	Net sales of D-Stat Flowable increased to $1,051,000 for the nine months ended September 30, 2004 from $890,000 for the nine months ended September 30, 2003, a 18% increase.

•	Net sales of our Duett sealing device were $4,713,000 for the nine months ended September 30, 2004, compared to $7,216,000 for the nine months ended September 30, 2003. We continue to believe that our Duett business will represent a substantial but declining percentage of our on-going sales as we continue to harvest this product.

•	Net sales of our other products, including the Acolysis products, were $105,000 for the nine months ended September 30, 2004 compared to $127,000 for the nine months ended September 30, 2003.

        Gross profit as a percentage of net sales increased to 70% for the nine months ended September 30, 2004 from 59% for the nine months ended September 30, 2003. Sales of our new higher margin products, particularly our D-Stat Dry which has gross margins greater than 80%, have caused this improvement.

        Research and development expenses decreased 9% to $2,551,000 for the nine months ended September 30, 2004 from $2,789,000 for the nine months ended September 30, 2003. The decrease was the result of the added expenses that were related to the four new product releases that took place in 2003.

        Clinical and regulatory expenses increased 23% to $1,391,000 for the nine months ended September 30, 2004 from $1,134,000 for the nine months ended September 30, 2003. The increase was principally the result of our “Pocket Protector” clinical study for a new indication of our D-Stat Flowable product, as we did not incur significant clinical study expenses in the comparable nine months of 2003.

        Sales and marketing expenses increased 14% to $8,279,000 for the nine months ended September 30, 2004 from $7,275,000 for the nine months ended September 30, 2003. As of September 30, 2004, our direct sales force consisted of approximately 51 employees, an increase of seven employees since September 30, 2003.

        General and administrative expenses increased 12% to $1,598,000 for the nine months ended September 30, 2004 from $1,429,000 for the nine months ended September 30, 2003. The increase was principally the result of legal fees related to the Diomed intellectual property litigation (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q), increased cost of business insurance and the increased cost of accounting and tax services.

        Amortization of purchased technology was $163,000 for the nine months ended September 30, 2004, which is unchanged from the quarter ended September 30, 2003.

        Interest income decreased to $41,000 for the nine months ended September 30, 2004 from $133,000 for the nine months ended September 30, 2003, primarily as a result of a reduced cash balance and lower interest rates.

Income Taxes

        We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

        As of September 30, 2004, we had approximately $57.4 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of September 30, 2004, we also had federal and state research and development tax credit carryforwards of approximately $1.5 million which begin to expire in the year 2013. As of September 30, 2004, we also had a foreign tax loss carryforward of approximately $2.1 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

Liquidity and Capital Resources

        We have financed all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through September 30, 2004, we have sold capital stock generating aggregate net proceeds of approximately $76.6 million. At September 30, 2004, we had $7,393,000 in cash, cash equivalents and available-for-sale securities on-hand compared to $5,885,000 at December 31, 2003.

        During the quarter ended September 30, 2004, we used $561,000 to fund operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $437,000, an increase in accounts receivable of $490,000, prepaid expenses of $252,000 and an increase in inventories of $190,000. The preceding increases were offset by depreciation and amortization of $183,000, an increase in accounts payable of $201,000, and an increase in accrued expenses of $421,000. The increases in accounts receivable and inventory were due to increased sales. The increase in prepaid expenses was due to our annual deposit of our insurance premium. The increase in accounts payables and accrued liabilities was the result of timing of payments. During the quarter ended September 30, 2004, we generated proceeds of $316,000 in investing activities, primarily from net sales of investment securities of $512,000, offset by net equipment purchases of $196,000. During the third quarter of 2004 we generated $54,000 in financing activities, primarily through the sale of common stock under employee stock plans.

        During the fourth quarter of 2003 we entered into a $3,000,000 credit facility with Silicon Valley Bank. The line of credit has a 12 month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The line of credit includes two covenants: minimum tangible net worth of $8,000,000 and a liquidity coverage of not less than 1.25 to 1.00. We were in compliance with these covenants at September 30, 2004. As of September 30, 2004, we had no outstanding balance on the line of credit balance and $2,582,000 was available under the credit facility.

        We purchase our requirements for thrombin (a component in the Duett and in all of the D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expires on May 29, 2005. During the first half of 2005, we intend to purchase approximately $3 million of thrombin to benefit from the pricing provisions of the agreement. We believe that these purchases will satisfy our thrombin requirements for all of 2005 and 2006. We have executed a supply agreement for a new source of thrombin, which we plan to fully qualify and bring through the regulatory process over the next two years at a cumulative cost of approximately $2.5 million in research and development expenditures and approximately $0.5 million in capital expenditures. We also expect to purchase approximately $1.7 million of thrombin from our new supplier starting in the second half of 2005. With these planned actions, we expect our inventory to peak at approximately $7.5 million in the second half of 2005, and then decrease substantially throughout all of 2006 as no additional thrombin is purchased. This investment, while substantial, is within our projected capital resources and will allow us to introduce new thrombin-based products as well as control our long term cost of thrombin.

        We signed a purchase agreement with MedArt Corporation on September 22, 2003 for the manufacture of our Vari-Lase laser console. Under that agreement, we are obligated to purchase laser consoles with an aggregate purchase price of $1,197,000 for our Vari-Lase business during the first year of the agreement, which commenced in December 2003. To date, we have purchased $897,750 worth of lasers under the agreement.

        We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

        We currently anticipate that we will continue to experience negative cash flow until at least the first quarter of 2005, at which time we project that we will become cash flow neutral with our normal operating expenses, excluding requirements associated with our new supply of thrombin. We currently believe that our working capital of $12,027,000 and anticipated cash from product sales will be sufficient to meet all of our operating and capital requirements, including our thrombin inventory purchases under our current thrombin supply contract and our costs associated with the new supply of thrombin. However, our actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; and other factors.

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

Inventory

        We state our inventory at the lower of cost (first-in, first-out method) or market. We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory based upon historical experience and forecasted demand. At September 30, 2004, this reserve was $440,000, compared to $240,000 at December 31, 2003. Our reserve requirements could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.

Revenue Recognition

        We recognize revenue upon shipment of products to customers, net of estimated returns. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At September 30, 2004, this reserve was $20,000, which is unchanged from December 31, 2003. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At September 30, 2004, this reserve was $140,000, which is unchanged from December 31, 2003. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. For the quarter ended September 30, 2004, we recorded a $26.0 million valuation allowance related to our net deferred tax assets of $26.0 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, defense of patent infringement lawsuits, adoption of our new products, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003. This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.

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

Changes in internal control over financial reporting

        During the fiscal quarter ended September 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On December 11, 2003, we and a non-officer employee of the Company were named as defendants in a lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that in marketing our Vari-Lase endovenous laser procedure kit we engaged in false advertising and infringed a registered trademark of Diomed. The complaint also alleges that our employee, who previously worked for a company that conducted business with Diomed, improperly utilized trade secrets of Diomed in developing our Vari-Lase procedure kit. The complaint requests monetary damages and an injunction on the sale of our Vari-Lase procedure kit. We believe that the allegations included in the complaint are wholly without merit, have filed our answer to the complaint, and intend to defend this litigation vigorously. Our insurance carrier has accepted our tender of this claim and is defending this lawsuit. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase procedure kit, or to estimate the amount or range of potential loss, if any.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.2 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.2	Form of warrant dated January 31 and February 14, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.2 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.3	Form of warrant dated December 29, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.3 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.4	Amended and Restated Investors’ Rights Agreement dated December 9, 1998, by and between Vascular Solutions, Inc. and the purchasers of Series A and Series B preferred stock (incorporated by reference to Exhibit 4.4 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.5	Stock Purchase Warrant dated June 10, 1999 by and between Vascular Solutions, Inc. and Jones Pharma, Incorporated (incorporated by reference to Exhibit 4.7 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

10.1	Form of Incentive Stock Option Agreement (Plan) (incorporated by reference to Exhibit 10.1 to Vascular Solutions Form 8-K filed September 23, 2004)
10.2	Form of Nonqualified Stock Option Agreement (Plan) (incorporated by reference to Exhibit 10.2 to Vascular Solutions Form 8-K filed September 23, 2004)
10.3	Form of Board of Director Stock Option Agreement (Plan) (incorporated by reference to Exhibit 10.3 to Vascular Solutions Form 8-K filed September 23, 2004)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        VASCULAR SOLUTIONS, INC.

VASCULAR SOLUTIONS, INC.
Date: October 22, 2004	By:	/s/ Howard Root

Howard Root Chief Executive Officer and Director (principal executive officer)
	By:	/s/ James Hennen

James Hennen Chief Financial Officer (principal financial and accounting officer)