Form 10-K
period 2004-12-31
VASCULAR SOLUTIONS INC
filed 2005-02-10
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

Commission file number: 0-27605

VASCULAR SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1859679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6464 Sycamore Court
Minneapolis, Minnesota 55369
(Address of principal executive offices, including zip code)

(763) 656-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  [X]   No  [   ]

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2004 was $118,383,145.

As of February 4, 2005, the number of shares outstanding of the registrant’s common stock was 14,352,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Shareholders to be held on April 19, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.   BUSINESS

Overview

        Vascular Solutions, Inc. (we, us or Vascular) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. We were incorporated in the state of Minnesota in December 1996, and we began operations in February 1997. Our current product line consists of the following medical devices:

•	D-Stat Dry™ hemostatic bandage, a topical pad with a bandage used to control surface bleeding,
•	Pronto™ extraction catheter, a mechanical system for the removal of soft thrombus from arteries,
•	Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,
•	Duett™ sealing device, used to seal the puncture site following catheterization procedures,
•	D-Stat® Flowable hemostat, a thick, yet flowable, mixture used to control bleeding,
•	Langston™ dual lumen pigtail catheter, used to measure intravascular pressure gradients,
•	MAX-Support™ abdominal retraction belt, used to allow femoral access in obese patients, and
•	Acolysis® ultrasound (international only), a treatment for peripheral occlusive arterial disease.

As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices, and then deliver these products directly to the physician through our direct domestic sales force and our international distribution network.

        We currently have in development several additional products that leverage our existing infrastructure to bring additional solutions to the interventional cardiologist and interventional radiologist. Additional products that we expect to gain regulatory clearance and market launch before the end of 2005 in the United States include the following medical devices:

•	Skyway™ exchange catheter and the SideKick™ dual access catheter, both specialty-purpose catheters designed for interventional cardiology which address market opportunities we estimate at between $1 million and $5 million per year.
•	D-Stat Foam™ hemostat, a resorbable version of our D-Stat Dry which we expect to launch in 2005 with a limited topical indication, and expect to expand to a much broader surgical indication by the end of 2006. This resorbable version of the D-Stat Dry addresses a market in excess of $100 million annually for a surgical thrombin-based resorbable pad hemostat.

Interventional Cardiology and Interventional Radiology Industry Background

        Over 60 million Americans have one or more types of cardiovascular disease—diseases of the heart and blood vessels. Cardiovascular disease is the number one cause of death in the United States and is replacing infectious disease as the world’s pre-eminent health risk. Advances in medicine have enabled physicians to perform an increasing number of diagnostic and therapeutic treatments of cardiovascular disease using minimally invasive methods, such as catheters placed inside the arteries, instead of highly invasive open surgery. Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat diseases of the coronary and peripheral arteries. Based on industry statistics, we estimate that cardiologists and radiologists performed over nine million diagnostic and interventional catheterization procedures worldwide in 2004. Oftentimes, these procedures are performed to remove blood clots or plaque which have been generated and deposited inside the patient’s artery and are an impediment to normal blood flow. The number of catheterization procedures performed is expected to grow by more than 5% each year for the next three years as the incidence of cardiovascular disease continues to increase. The overall interventional medical device market in 2004 exceeded $5 billion worldwide.

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

        Until 1996, manual compression was used following virtually all catheterization procedures. In late 1995, the first vascular sealing device which did not rely on compression was introduced in the United States. In addition to our Duett sealing device, three other invasive sealing devices have received FDA approval and are currently being marketed around the world. In the aggregate, over $380 million of the five FDA-approved invasive sealing devices were sold worldwide in 2004, compared to less than $20 million in 1996. In addition to invasive (below the skin surface) sealing devices, starting in 2000, non-invasive “patches” have begun to be used as an assistance to manual compression following catheterizations. Non-invasive patches are used by physicians who (principally due to cost, complexity or risk of complications) do not wish to use invasive sealing devices, and for those patients who are contra-indicated for an invasive sealing device. Based on the number of catheterization procedures performed annually by cardiologists and radiologists, industry sources report that the total market opportunity for vascular sealing devices (invasive and non-invasive) is more than $1 billion annually.

D-Stat Dry and D-Stat Radial Hemostat Products

        In September 2003 we received regulatory clearance and commenced sales of our D-Stat Dry hemostatic bandage in the United States and international markets. The D-Stat Dry hemostatic bandage is a version of our proprietary blood clotting substance that is lyophilized (freeze-dried) into a gauze pad and combined with an adhesive bandage for application. The D-Stat Dry is used as an assistance for manual compression to manage bleeding after catheterization procedures. We believe that the market for a hemostatic pad in this indication has grown substantially since the first competitive patch was introduced in 2000, with a market size greater than $40 million in 2004.

        We believe that the D-Stat Dry has many potential uses beyond this initial application, and to date, we have developed four variations of our D-Stat Dry — the D-Stat 2Dry, the D-Stat Clamp, the D-Stat Radial and the D-Stat Dry 3x3. The D-Stat 2 Dry is a convenient 2-bandage version of the D-Stat Dry used in the dialysis market. The D-Stat Clamp utilizes our D-Stat Dry pad and is configured for attachment to standard compression devices.

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

        At the end of the first quarter of 2004 we received regulatory clearance in the United States for the D-Stat Dry 3x3 bandage. The 3x3 version of the D-Stat Dry, which is designed for use in trauma indications, continues to proceed through clinical evaluations and discussions with potential corporate distribution partners. The 3x3 version of the D-Stat Dry is a bandage that does not require mixing or special storage requirements and it can be quickly applied to even severely bleeding wounds. During the fourth quarter of 2004, we advanced discussions with two potential corporate partners that have expressed an interest in branding and distributing this product for us on an exclusive or non-exclusive basis, pending further due diligence and negotiations. We also have conducted clinical evaluations at 11 U.S. trauma centers and four U.S. military operations in Iraq that requested the product directly from us. To date, we have received feedback on approximately 60 successful deployments, with no adverse events reported, all from the U.S. trauma centers.

Pronto Extraction Catheter

        Our Pronto product consists of an extraction catheter with a proprietary distal tip and large extraction lumen that can be delivered into arteries to mechanically remove blood clots using simple vacuum suction. The Pronto extraction catheter was initially developed by Dr. Pedro Silva of Milan, Italy, who exclusively licensed the design to us in 2002. We received CE mark approval and commenced international sales of the Pronto in August 2003, and received FDA clearance in December 2003 and commenced sales in the United States in early 2004. In the fourth quarter of 2004 we completed development work on the third generation design of the Pronto, called the Pronto V3, which we expect to launch in the United States in the third quarter of 2005. We believe this new version of the Pronto incorporates several improvements that physicians have requested, and we believe there will be a very substantial boost to our Pronto sales starting in the fourth quarter of 2005. We believe that the market size for the removal of soft thrombus is greater than $100 million per year worldwide.

Vari-Lase Endovenous Laser Products

        Our Vari-Lase endovenous laser products consist of a laser console, procedure kits and accessories used in the treatment of reflux of the great saphenous vein, commonly referred to as varicose veins. More than one million people in the United States seek treatment each year for varicose veins. Left untreated, varicose veins can result in serious clinical consequences, including limited mobility and venous ulcers. Historically, an invasive surgical procedure known as vein stripping was the only treatment for severe varicose veins. While vein stripping is still performed on over 100,000 patients each year in the United States, a new non-surgical procedure using endovenous laser energy to treat and close the diseased vein has emerged since 2002 as a preferred alternative. Recent clinical data on endovenous laser therapy has demonstrated excellent clinical results and outstanding patient satisfaction. During the fourth quarter of 2004 the Center for Medicare and Medicaid Services (CMS) published the Medicare Physicians Fee Schedule which established favorable reimbursement rates for the endoveneous laser procedure starting January 1, 2005. Private insurance also has continued its favorable trend with coverage decisions which have caused more physicians to add this procedure to their practice. We believe the current U.S. market size for treating varicose veins using endovenous therapy is greater than $60 million per year.

        The first product we launched in our Vari-Lase product line was our Vari-Lase procedure kit in July 2003 in the United States. Our procedure kit is custom-designed for the endovenous procedure, with features supporting ease-of-use and safety, and is compatible with the competitive laser consoles already in use for this procedure. In December 2003 we received FDA clearance for our laser console, which we have manufactured to our specifications by MedArt Corporation, a subsidiary of Asah Medico, a leading Denmark-based medical laser manufacturer. During 2004 we developed and commenced sales of our Auto-Fill™ syringe and Vari-Lase procedure packs as accessory products to the Vari-Lase product line. The Auto-Fill syringe is an easy fluid delivery system for tumescent local anesthesia. The Vari-Lase Procedure Pack is a complete sterile pack of accessories designed for endovenous laser procedures. To complete our Vari-Lase product line, we sell micro-introducers and guidewires which are used as accessory items in the endovenous laser procedure as well as used in other interventional medical procedures.

Duett Sealing Device

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

D-Stat Flowable Hemostat

        The second product we developed and commercialized is the D-Stat Flowable hemostat, which we began selling worldwide in February 2002. The D-Stat Flowable hemostat is a blood clotting material that can be delivered topically and into voids and open spaces to control active bleeding. The D-Stat Flowable offers the advantage of being thick to maintain its position, yet easily deliverable. The D-Stat Flowable consists of the same collagen, thrombin and diluent components as the Duett sealing device, which has been proven effective in controlling bleeding from aggressive arterial puncture sites.

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

        We commenced sales of the D-Stat Flowable worldwide in the first quarter of 2002. Currently, the approved clinical indications for the D-Stat Flowable are limited to topical bleeding and blood “oozing” following percutaneous procedures. We believe these indications are but a small fraction of the total potential market for the D-Stat Flowable. In December 2004 we completed enrollment in a 268 patient clinical study of the use of the D-Stat Flowable in the hemostasis of prepectoral pockets created in pacemaker and defibrillator implantations. We expect that follow-up should be completed in this “Pocket Protector” clinical study and, assuming satisfactory data, the PMA will be submitted to the FDA by the middle of 2005. We estimate that the U.S. market opportunity for this prepectoral pocket indication is greater than 100,000 procedures (or $10 million) annually. We also believe that the D-Stat Flowable has application for use to seal following breast biopsy and liver biopsy procedures, each of which we believe can match or exceed the prepectoral pocket market opportunity for D-Stat Flowable.

Langston Dual Lumen Pigtail Catheter

        At the end of the third quarter of 2004 we received regulatory clearance in the United States for the Lanston dual lumen pigtail catheter. The Langston catheter is used for the precise measurement of intravascular pressure gradients, primarily measured to diagnose aortic valve stenosis. We believe our Langston catheter is the only dual lumen pigtail catheter on the U.S. market that can be used for this intended indication.

        Our first configuration of the Langston catheter is in an 8 French size. Due to customer requests, we have recently submitted our 510(k) application for a smaller 7 French size of the product that we expect will be launched during the second quarter of 2005, and we have prototyped a 6 French size that we believe we could have on the U.S. market by the end of 2005. We believe the U.S. market potential for all of the Langston catheter product line is $10 million annually.

MAX-Support abdominal retraction belt

        During the first quarter of 2005 we launched the MAX-Support abdominal retraction belt. This product is a tape-free retraction system to expose the femoral artery puncture site in obese patients. Nationwide, approximately 7% of catheterization laboratory patients require taping of their belly apron to allow visualization of the femoral crease for the purpose of gaining access for the catheterization. The Max-Support belt is a tape-free alternative that avoids the discomfort, inefficiencies and time involved in the current practice of taping. We believe the market potential for the MAX-Support belt is approximately $1 million annually with no existing competition.

Acolysis Ultrasound Thrombolysis System

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

        The Acolysis ultrasound thrombolysis system uses high energy, low frequency ultrasound to lyse thrombus into subcapillary particles without damaging vessel walls. The therapeutic principle of the Acolysis system is to generate ultrasound thrombolysis by the selective disruption of the fibrin matrix of the thrombus. Cavitation produces subcapillary-sized particles, resulting in a debulking of the arterial lesion. The first application of the Acolysis product is to treat chronic occlusions in peripheral arteries. Peripheral vascular disease currently affects over eight million people worldwide, with limited effective treatment options. We believe the Acolysis product represents a new approach in both therapy and technology, and initial clinical experience and one-year follow-up with the product have been favorable.

        Our international sales efforts on the Acolysis product began in 2002 on a limited basis. We are in the process of working on our next generation Acolysis ultrasound thrombolysis system. Once we complete our improvement on the current system we will plan and structure a clinical study in the United States to study the effectiveness of the use of the Acolysis system to open chronic peripheral occlusions, with the study not expected to be completed before 2007.

Business Strategy

        Our primary objective is to establish ourselves as a leading supplier of clinically superior medical devices for substantial opportunities within interventional medicine. The key steps in achieving our primary objective are the following:

•	Maintain and Improve our Clinically-Oriented Direct Sales Force in the United States. During the third quarter of 2000 we commenced sales of our Duett sealing device in the United States through a direct sales force that includes clinical specialists who train interventional cardiologists, radiologists and catheterization laboratory administrators on the use of our products. We believe that effective knowledge and training are key factors in promoting use of interventional medical devices, and we have created and will continue to work to improve an in-the-field training program for the use of our products.

•	Expand our Existing Products to Our Existing Market. Since the end of 2002 we have received clearance for a total of five new product lines to be sold in the United States through our existing direct sales force to our existing markets. Each of these product lines has generated material sales, and we believe that each of these product lines has the potential to generate even more sales during 2005 and beyond.

•	Develop New Devices to be Sold Through our Direct Sales Force to our Existing Customers. We intend to continue to leverage our direct sales force by bringing additional products to the interventional physician. During 2005 we expect to launch three new product lines in the U.S. – the Skyway exchange catheter, the SideKick dual access catheter and the D-Stat Foam hemostat, with additional products being developed for an expected 2006 launch.

•	Explore Corporate Relationships to Augment our Direct Sales Force. In markets for our products beyond the interventional physician (such as the trauma market for our D-Stat Dry 3x3 product) and in other situations where synergistic sales can result, we intend to enter into corporate relationships to broaden our products’ reach and increase our revenues.

Sales, Marketing and Distribution

        In the third quarter of 2000 we commenced sales of our Duett sealing device in the United States through our direct sales organization. As of December 31, 2004, our direct sales force consisted of approximately 57 employees. We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force. We also believe that our sales force is able to sell each of our new products to the same customer base.

        As part of our sales strategy, our sales force is clinically trained and is able to train physicians and other healthcare personnel on the use of our products. We believe that effective training is a key factor in encouraging physicians to use interventional medical devices. We have created, and will continue to work to improve, an in-the-field training program for the use of all of our products. We also develop and maintain close working relationships with our customers to continue to receive input concerning our product development plans.

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

        Our international sales and marketing strategy has been to sell to interventional cardiologists and interventional radiologists through established independent distributors in major international markets, subject to required regulatory approvals. In Germany, we created our wholly-owned subsidiary Vascular Solutions GmbH to sell directly to customers in the German market beginning in the fourth quarter of 2000. In most of the other major developed markets our products are currently marketed through independent distributors. Under multi-year written distribution agreements with each of our independent distributors, we ship our products to these distributors upon receipt of purchase orders. Each of our independent distributors has the exclusive right to sell our products within a defined territory. These distributors also market other medical products, although they have agreed not to sell directly competitive products. Our independent distributors purchase our products from us at a discount from list price and resell the device to hospitals and clinics. Sales to international distributors are denominated in United States dollars. The end-user price is determined by the distributor and varies from country to country.

New Product Development

        Our research and development staff is currently focused on developing new products to sell to our existing customer base through our direct sales force and on developing next generation versions of our existing products. We incurred expenses of $3,400,864 in 2004, $3,670,935 in 2003 and $3,227,538 in 2002 for research and development activities. To further leverage our efficiencies, our research and development group continues to develop in-house capabilities to manufacture some of the components currently produced by outside vendors.

        In addition to our normal research and development expenses, in the fourth quarter of 2004 we incurred $210,069 in thrombin qualification expenses relating to our project to qualify a new source of thrombin. On October 18, 2004, we entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin for use in our hemostatic products. The Sigma contract is the start of our plan to fully qualify a new source of thrombin and to bring the new thrombin through the regulatory process over the next two years. We expect our total estimated expenditures will be $6.1 million to complete this project, including the costs associated with the Sigma agreement. Of the total expenditures, we expect approximately $3.3 million will be for development expenses, $0.3 million will be for capital equipment and $2.5 million will be for the purchase of inventory of thrombin. The purchase of the $2.5 million in thrombin is expected to be used in our hemostatic products beginning in 2007. Following the qualification of the Sigma thrombin, we believe we can launch several additional new thrombin-based surgical products into the existing $200 million annual U.S. thrombin market, which currently has only one competitor.

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

Manufacturing

        We manufacture our products in our facility in a suburb of Minneapolis, Minnesota. The catheter manufacturing and packaging processes occur under a controlled clean room environment. Our manufacturing facility and processes were certified in July 1998 as compliant with the European Community’s EN 46001 standards and were audited most recently in April 2004 for compliance with the FDA’s quality systems regulations with no deficiencies noted. In March 2003 we moved to our current facility, and the FDA approved our new facility in May 2003, also with no deficiencies noted.

        We purchase components from various suppliers and rely on single sources for several parts of the Duett sealing device and D-Stat flowable hemostat. In September 1998, we entered into a ten year, sole-source, supply agreement with our collagen supplier, Davol Inc., that provides for a fixed price based on volume purchases which is adjusted annually for increases in the Department of Labor’s employer’s cost index. In

June 1999, we entered into a five year, sole-source, supply agreement with our thrombin supplier, GenTrac, Inc., a subsidiary of King Pharmaceuticals, Inc., that provides for a fixed price with a price adjustment formula based on increased costs and wholesale price increases. Our agreement with GenTrac, Inc. expires in May 2005. As a result of the favorable price provisions in our current thrombin supply agreement, we expect to increase our inventory of thrombin by approximately $3 million during the second and third quarters of 2005, which we believe will be sufficient for all of our thrombin requirements through the end of 2006. To date, we have not experienced any significant adverse effects resulting from shortages of components.

        The manufacture and sale of our products entails significant risk of product liability claims. Although we have product liability insurance coverage in an amount which we consider reasonable, it may not be adequate to cover potential claims. Any product liability claims asserted against us could result in costly litigation, reduced sales and significant liabilities and divert the attention of our technical and management personnel away from the development and marketing of our products for significant periods of time.

Competition

        Competition in the interventional medical device industry is intense and dominated by very large and experienced companies such as Medtronic, Inc., Abbott Laboratories and Boston Scientific. We compete on the basis of our clinically differentiated products and focused opportunities within this interventional medical device market.

        Our D-Stat Dry hemostatic bandage competes in the noninvasive topical patch market segment of sealing devices. These patches are applied directly over the puncture site and held in place with adjunctive manual compression for a period of 10-20 minutes. These patches include:

•	The Syvek™ Patch, manufactured and marketed by Marine Polymer Technologies, Inc.
•	The Closur-P.A.D.™, manufactured by Scion Cardiovascular and distributed by Medtronic, Inc.
•	The Chito-Seal™, distributed by Abbott Vascular, Inc. a division of Abbott Laboratories

        The Pronto extraction catheter competes in the market segment for removal of thrombus from the arterial system. There are many companies that are selling or have developed products in this segment, including Possis Medical, Medtronic, Boston Scientific and ev3.

        We are aware of five companies that sell a product for the endovenous laser treatment of varicose veins. These companies are AngioDynamics, biolitec, Dornier MedTech, CoolTouch and Diomed. Each of these companies’ products contain the same components for the therapy but differ in procedural training, laser wavelength, custom-designed features and customer support. In addition, VNUS Medical Technologies sells a radiofrequency alternative to the laser for the treatment of varicose veins.

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

Regulatory Requirements

United States

        Our products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, and FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls because they are used in life-sustaining or life-supporting implantable devices. Class III devices require rigorous clinical testing prior to their approval and generally require a premarket approval (PMA) application prior to their sale.

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

        Manufacturers must file an investigated device exemption (or IDE) application if human clinical studies of a device are required and if the FDA considers experimental use of the device to represent significant risk to the patient. The IDE application must be supported by data, typically including the results of animal and mechanical testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights.

        Generally, upon completion of these human clinical studies, a manufacturer seeks approval of a Class III medical device from the FDA by submitting a PMA application. A PMA application must be supported by extensive data, including the results of the clinical studies, as well as literature to establish the safety and effectiveness of the device.

        Our Duett sealing device is classified as a Class III device and is subject to the PMA requirements. In May 1997, the FDA determined that the review of the Duett sealing device would be delegated to the Center for Devices and Radiological Health area of the FDA, with a consulting review by the Center for Biologic Evaluation and Research. During 1998 and 1999, we received approval of our IDE application to start our feasibility clinical study, filed our IDE Supplement to begin our multi-center clinical study, completed the SEAL multi-center clinical study and filed our PMA application with the FDA. In September 1999 our manufacturing facility was audited by the FDA, with no deficiencies or non-compliances noted by the inspector. In December 1999, we received the FDA’s review letter of our PMA application, and we submitted an amendment to our PMA to the FDA in January 2000. On June 22, 2000, we received approval from the FDA of our PMA application to sell the Duett sealing device in the United States.

        Our D-Stat Flowable, D-Stat Dry, D-Stat Radial, D-Stat Clamp, Pronto, Langston Catheter and Vari-Lase products also are regulated in the United States as medical devices by the FDA and required clearance of our 510(k) notification by the FDA prior to being sold in the United States. Each of these devices was the subject of a 510(k) notification which was determined to be “substantially equivalent” to a legally marketed predicate device by the FDA, thereby allowing commercial marketing in the United States. We received FDA clearance for these products in the following months:

•	D-Stat Flowable hemostat – February 2002
•	D-Stat Dry hemostatic bandage – September 2003
•	D-Stat Radial hemostat band – September 2003
•	Vari-Lase endovenous laser products – June & November 2003
•	Pronto extraction catheter – January 2004
•	D-Stat Dry 3x3 – March 2004
•	D-Stat Clamp accessory – June 2004
•	Langston dual lumen pigtail catheter – September 2004

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

International

        The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. As part of the CE compliance, manufacturers are required to comply with the ISO series of quality systems standards. We received the CE mark approval for our Duett sealing device and certification of our quality system in July 1998, and we received the CE mark approval for our other products in the following months:

•	D-Stat Flowable hemostat – November 2001
•	Pronto extraction catheter – June 2003
•	D-Stat Dry and D-Stat Radial hemostats – September 2003
•	Vari-Lase endovenous laser procedure kit – December 2003
•	Acolysis probe internal manufacturing – November 2003
•	Acolysis controller internal manufacturing – January 2005

        International sales of our products are subject to the regulatory requirements of each country in which we sell. These requirements vary from country to country but generally are much less stringent than those in the United States. We have obtained regulatory approvals where required for us to sell our products in the country. Through our Japanese distributor, we are pursuing the regulatory approval of our Pronto extraction catheter for commercial sale in Japan, which we expect will be completed in the first half of 2005.

Third Party Reimbursement

        In the United States, healthcare providers that purchase medical devices, generally rely on third-party payors, principally the Centers for Medicare and Medicaid Services or CMS (formerly the Health Care Financing Administration, or HCFA), and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic catheterization procedures. We believe that in the current United States reimbursement system, the cost of vascular sealing devices is incorporated into the overall cost of the catheter procedure. Our other products are subject to reimbursement rules depending on the specific medical procedure in which they are utilized.

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

        Since commencing operations, we have continued the prosecution of the pending United States patent applications and filed new patent applications. A second United States patent was issued that is directed to a balloon catheter and procoagulant sealing device and method and which expires in October 2015. A third United States patent was issued that contains method claims concerning the use of a balloon catheter and flowable procoagulant and which expires in October 2015. A fourth United States patent was issued concerning our procoagulant mixture and which expires in October 2015. A fifth United States patent was issued concerning a balloon catheter sealing device and which expires in May 2013. A sixth United States patent was issued concerning a balloon catheter and procoagulant sealing device and which expires in October 2015. A seventh United States patent was issued concerning a balloon catheter sealing device and which expires in October 2015. We currently have five additional United States patents issued and seven additional patents pending concerning new versions of our Duett sealing device, our Pronto catheter, our Langston dual lumen pigtail catheter, our MAX-Support abdominal retraction belt and our D-Stat Dry product. We also have pursued international patent applications, which designate the key developed nations with substantive patent protection systems.

        The interventional medical device market in general, and the vascular sealing device and endovenous laser therapy fields in particular, are characterized by frequent and substantial intellectual property litigation. Each of the vascular sealing products currently on the U.S. market, including our Duett sealing device, has been subject to infringement litigation. (See “Legal Proceedings” in Item 3 of Part I of this Form 10-K.) In addition, one of our competitors in the endovenous laser therapy market (Diomed) has brought five separate intellectual property lawsuits against its competitors, including two against us. The interpretation of patents involves complex and evolving legal and factual questions. Intellectual property litigation in recent years has proven to be complex and expensive, and the outcome of such litigation is difficult to predict.

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

        We also register the trademarks and trade names through which we conduct our business. To date, we have registered the trademarks “D-Stat,” and “Vari-Lase,” and have applied for registration in the United States of the marks “Vascular Solutions Duett,” “Pronto,” “MAX-Support,” “Langston,” “SideKick,” “Skyway,” and the Duett stylized logo. We acquired the registered trademark “Acolysis” in connection with our acquisition of the Acolysis therapeutic ultrasound business in 2002.

Employees

        As of December 31, 2004, we had 144 full time employees. Of these employees, 32 were in manufacturing activities, 72 were in sales and marketing activities, 12 were in research and development activities, 17 were in regulatory, quality assurance and clinical research activities and 11 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Executive Officers of the Registrant

        The executive officers of the Company as of February 4, 2005 are as follows:

Name	Age	Position
Howard Root	44	Chief Executive Officer and Director
Michael Nagel	42	Vice President of Sales and Secretary
Deborah Neymark	48	Vice President of Regulatory Affairs
James Quackenbush	46	Vice President of Manufacturing
Gregg Sutton	45	Vice President of Research and Development
James Hennen	32	Chief Financial Officer

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

        Michael Nagel has served as our Vice President of Sales since June 1997. Prior to joining us, Mr. Nagel was the Director of Sales & Marketing at Quantech, Ltd., a developer of point of care medical diagnostic testing products, where he worked since July 1996. From 1992 through July 1996, Mr. Nagel was the mid-west division sales manager of B. Braun Cardiovascular, a manufacturer of cardiovascular devices and catheters. From 1991 through 1992, Mr. Nagel was the Director of Worldwide Sales for the Medical Products Division of Angeion Corporation, a manufacturer of angioplasty accessories and pediatric catheters. Prior to 1991, Mr. Nagel performed a variety of sales and marketing functions with Abbott Labs Diagnostic Division for over five years. Mr. Nagel received his B.A. and M.B.A. degrees from the University of St. Thomas.

        Deborah Neymark has served as our Vice President of Regulatory Affairs, Clinical Affairs and Quality Systems since October 2000. Mrs. Neymark served as the Corporate Compliance Officer and Vice President of Regulatory Affairs, Clinical Research and Quality Systems for Empi, Inc. from October 1995 to October 2000. From May 1993 to October 1995, Mrs. Neymark was employed as a Regulatory Affairs Manager for Boston Scientific's Scimed division. Prior to May 1993, Mrs. Neymark held regulatory affairs, clinical research and quality assurance positions at Medtronic and Lifecore Biomedical. She received her B.S. in Biology from Valparaiso University.

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

        Gregg Sutton joined us as our Vice President of Research & Development in October 2004. Prior to joining us, Mr. Sutton served as Vice President of Research & Development with AtriTech, Inc., a development stage interventional medical device company since January 2000. From 1998 to 2000, he was Vice President of Research & Development of AngioGuard, Inc., an interventional medical device company that was acquired by Johnson & Johnson in 2000. In 1990 Mr. Sutton co-founded Navarre Biomedical, Inc., a manufacturer of interventional radiology products that was acquired by CR Bard in 1997. Prior to 1990 Mr. Sutton held product engineering positions at St. Jude Medical, Claris Medical and Daig Corporation. Mr. Sutton received a B.S. in Mechanical Engineering from the University of Minnesota.

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

Available Information

        We make available free of charge on or through our internet website at http://www.vascularsolutions.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.   PROPERTIES

        Our offices are in approximately 33,000 square feet of leased space in a suburb of Minneapolis, Minnesota. These facilities include approximately 11,200 square feet used for manufacturing activities and approximately 1,400 square feet used for research and laboratory activities, with the remainder used for administrative offices. Our lease for these facilities expires in September 2008. We believe that we may require additional space for our expanding operations before the expiration of this lease. We believe that there is suitable space available in the local market (although not in our current facility) at reasonable rates that are available to us if we need expansion space prior to the end of our lease.

ITEM 3.   LEGAL PROCEEDINGS

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

        On December 11, 2003, we and a non-officer employee of the Company were named as defendants in a lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that in marketing our Vari-Lase endovenous laser procedure kit we engaged in false advertising and infringed a registered trademark of Diomed. The complaint also alleges that the non-officer employee, who previously worked for a company that conducted business with Diomed, improperly utilized trade secrets of Diomed in developing our Vari-Lase procedure kit. The complaint requests monetary damages and an injunction on the sale of our Vari-Lase procedure kit. We believe that the allegations included in the complaint are wholly without merit, have filed our answer to the complaint, and intend to defend this litigation vigorously. Our insurance carrier has accepted their tender of this claim and is defending this lawsuit. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase procedure kit, or to estimate the amount or range of potential loss, if any.

        On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringe on a single patent held by Diomed, Inc. and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. We believe that the allegations included in the complaint are wholly without merit, have filed our answer to the complaint, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss, if any.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
                 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the NASDAQ National Market under the symbol “VASC” on July 20, 2000. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the common stock as reported by the NASDAQ National Market.

	High	Low
2004
First Quarter	10.690	5.090
Second Quarter	14.740	8.900
Third Quarter	11.100	7.000
Fourth Quarter	10.750	7.730

2003
First Quarter	1.160	0.750
Second Quarter	2.280	0.750
Third Quarter	5.880	2.350
Fourth Quarter	6.420	5.100

Holders

        As of December 31, 2004, we had 181 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.

Dividends

        We have paid no cash dividends on our common stock, and do not intend to pay cash dividends on our common stock in the future.

ITEM 6.   SELECTED FINANCIAL DATA

        The following selected financial data as of December 31, 2004 and 2003 and for the three years ended December 31, 2004, 2003 and 2002 are derived from, and should be read together with, our financial statements included elsewhere in this Form 10-K. The following selected financial data as of December 31, 2002, 2001 and 2000 and for the fiscal years ended December 31, 2001 and 2000 are derived from financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Statements of Operations Data:
Net sales	$22,265	$11,804	$12,101	$12,082	$6,193
Cost of sales	6,608	4,570	4,986	4,961	2,701

Gross profit	15,657	7,234	7,115	7,121	3,492
Operating expenses:
Research and development	3,401	3,671	3,227	4,124	3,117
Clinical and regulatory	1,906	1,536	1,348	1,288	1,082
Sales and marketing	11,360	9,646	11,964	12,772	6,700
General and administrative	2,138	1,942	2,167	2,498	2,255
Thrombin qualification	210	—	—	—	—
Legal settlement	—	—	3,750	350	—
Amortization of purchased technology	218	217	145	—	—

Total operating expenses	19,233	17,012	22,601	21,032	13,154

Operating loss	(3,576)	(9,778)	(15,486)	(13,911)	(9,662)
Interest income	68	150	507	1,661	1,453

Net loss	$(3,508)	$(9,628)	$(14,979)	$(12,250)	$(8,209)

Net loss per common share –
Basic and diluted	$(0.25)	$(0.75)	$(1.13)	$(0.93)	$(0.95)
Weighted average number of common
shares outstanding	13,952	12,859	13,276	13,217	8,645

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and
available-for-sale securities.	$7,184	$5,885	$16,750	$33,318	$44,098
Working capital	11,833	9,223	18,656	34,712	46,300
Total assets	16,822	12,992	22,280	37,593	49,661
Long-term debt	—	—	—	—	—
Total shareholders’ equity	13,690	10,872	20,369	35,630	47,194

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of the Company’s expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward looking statements.

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

        Since 2003, we have launched four new interventional product categories:

•	D-Stat Dry Hemostatic Bandage. We launched this product in September 2003. The D-Stat Dry hemostatic bandage consists of a freeze-dried pad of our D-Stat procoagulant which can be applied to topical bleeding with a custom adhesive bandage.

•	Pronto Extraction Catheter. We launched this product in international markets at the end of the third quarter of 2003, and received regulatory clearance for United States sales in December 2003. The Pronto extraction catheter consists of a catheter with a proprietary atraumatic distal tip and large extraction lumen for the removal of soft thrombus from arteries.

•	Vari-Lase endovenous laser procedure kit and laser console. We launched the procedure kit in the third quarter of 2003 and the laser console in the first quarter of 2004. The Vari-Lase product is a treatment for superficial venous reflux, otherwise known as varicose veins.

•	Langston dual lumen pigtail catheter. We received regulatory clearance for this product in September 2004 and launched this product in the fourth quarter of 2004. The Langston catheter is used to measure the precise measurement of aortic stenosis.

        We  believe these four new recently launched product categories together with sales of our existing Duett, D-Stat Flowable and Acolysis products, will result in continued substantial revenue growth in the range of $35 million to $40 million for 2005. We also believe that these new products will increase our gross margin percent to approximately 71% to 73% during 2005.

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

        Net sales increased to $22,265,000 for the year ended December 31, 2004 from $11,804,000 for the year ended December 31, 2003. Approximately 89% of our net sales for the year ended December 31, 2004 were to customers in the United States and 11% of the net sales were to customers in international markets. Net sales by product category were as follows:

•	Net sales of the D-Stat Dry were $8,831,000 for the year ended December 31, 2004 compared to $1,085,000 for the year ended December 31, 2003. Our D-Stat Dry product was launched at the end of the third quarter of 2003. Through December 31, 2004, we have sold our D-Stat Dry to 574 of the estimated 3,000 cardiac and interventional radiology labs in the United States.

•	Net sales of the Pronto were $3,051,000 for the year ended December 31, 2004 compared to $97,000 for the year ended December 31, 2003. Our Pronto product was launched at the end of the third quarter of 2003 in international markets, and we received FDA approval in December 2003 but did not commence sales in the United States until 2004. We have sold our Pronto to 450 accounts in the United States through December 31, 2004.

•	Net sales of Vari-Lase products were $2,662,000 for the year ended December 31, 2004 compared to $255,000 for the year ended December 31, 2003. Our Vari-Lase procedure kit was launched during the third quarter of 2003 and our Vari-Lase laser console was launched during the first quarter of 2004. We have sold our Vari-Lase kits to 172 accounts in the United States through December 31, 2004.

•	Net sales of our Duett sealing device were $5,973,000 for the year ended December 31, 2004 compared to $8,995,000 for the year ended December 31, 2003. We expect Duett sales to continue to decline at a rate of between 20% to 30%, year over year, as we continue to harvest this product and focus on our new higher margin products.

•	Net sales of D-Stat Flowable increased to $1,441,000 for the year ended December 31, 2004 compared to $1,187,000 for the year ended December 31, 2003, a 21% increase. Our reorder rate for the D-Stat Flowable in 2004 compared to 2003 has increased to 63% from 58%.

•	Net sales of Langston dual lumen pigtail catheter were $133,000 for the year ended December 31, 2004 compared to no sales for the year ended December 31, 2003. In September 2004 we launched the Langston dual lumen pigtail catheter.

•	Net sales of Acolysis products were $174,000 for the year ended December 31, 2004 compared to $185,000 for the year ended December 31, 2003. The Acolysis products are only sold in international markets.

        Gross profit as a percentage of net sales increased to 70% for the year ended December 31, 2004 from 61% for the year ended December 31, 2003. Our selling mix continues to change to our higher margin products such as our D-Stat Dry which has gross margins greater than 80% and our Pronto which has gross margins in excess of 75%. We expect gross margins to stabilize in 2005 to approximately 71% to 73%.

        Research and development expenses decreased 7% to $3,401,000 for the year ended December 31, 2004 from $3,671,000 for the year ended December 31, 2003. The decrease was related to less outside project spending in 2004 compared to 2003. We expect our research and development expenses to be approximately $800,000 to $1,000,000 per quarter in 2005 as we continue to pursue additional new products at an expected rate of approximately two new products per year and we continue to move our longer term development projects forward.

        Clinical and regulatory expenses increased 24% to $1,906,000 for the year ended December 31, 2004 from $1,536,000 for the year ended December 31, 2003. The increase was the result of increased clinical study activity, increased FDA fees and increased number of employees compared to 2003. During 2004 our clinical studies consisted of the “Pocket Protector” study for a new indication of our D-Stat Flowable product and the D-Stat Dry study to obtain clinical data to support growing sales of the D-Stat Dry. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. We expect clinical and regulatory expenses to be approximately $500,000 to $600,000 per quarter in 2005.

        Sales and marketing expenses increased 18% to $11,360,000 for the year ended December 31, 2004 from $9,646,000 for the year ended December 31, 2003. The increase in sales and marketing expenses is the direct result of our increase in our direct sales force to 57 employees at the end of 2004 compared to 47 as of December 31, 2003. We expect to add approximately 10 field sales employees during 2005 to complete our geographic coverage of the United States. As a result, we expect our sales and marketing expenses to increase to approximately $3,200,000 to $3,500,000 per quarter in 2005.

        General and administrative expenses increased 10% to $2,138,000 for the year ended December 31, 2004 from $1,942,000 for the year ended December 31, 2003. The increase was primarily the result of higher legal fees relating to the Diomed litigation (see “Legal Proceedings” in Item 3 of Part I of this Form 10-K) along with higher business insurance in 2004 compared to 2003. We expect general and administrative expenses to be approximately $550,000 to $650,000 per quarter in 2005.

        Thrombin qualification project expenses were $210,000 for the year ended December 31, 2004 compared to no expenses for the year ended December 31, 2003. We expect the total remaining expenses associated with our qualification of the new source of thrombin to be approximately $3.1 million to be incurred over the next two years, with approximately $1.8 million incurred in 2005 and $1.3 million incurred in 2006.

        Amortization of purchased technology was $218,000 for the year ended December 31, 2004 and $218,000 for the year ended December 31, 2003. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 from the acquisition to purchased technology and are amortizing the amount over four years.

        Interest income decreased to $68,000 for the year ended December 31, 2004 from $150,000 for the year ended December 31, 2003 primarily as a result of lower interest rates and lower cash balances.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

        Net sales decreased modestly to $11,804,000 for the year ended December 31, 2003 from $12,101,000 for the year ended December 31, 2002. Approximately 87% of our net sales for the year ended December 31, 2003 were to customers in the United States and 13% of the net sales were to customers in international markets. Net sales by product category were as follows:

•	Net sales of the D-Stat Dry were $1,085,000 for the year ended December 31, 2003, compared to no sales in 2002. Our D-Stat Dry product was launched at the end of the third quarter of 2003. Through December 31, 2003, we sold our D-Stat Dry to 187 of the estimated 3,000 cardiac and interventional radiology labs in the United States.

•	Net sales of the Pronto were $97,000 for the year ended December 31, 2003, all from international sales, compared to no sales in 2002. Our Pronto product was launched at the end of the third quarter of 2003 in international markets, and we received FDA approval in December 2003 but did not commence sales in the United States until 2004.

•	Net sales of Vari-Lase products were $255,000 for the year ended December 31, 2003, compared to no sales in 2002. Our Vari-Lase procedure kit was launched during the third quarter of 2003.

•	Net sales of our Duett sealing device were $8,995,000 for the year ended December 31, 2003 compared to $11,235,000 for the year ended December 31, 2002. We expect Duett sales to continue to decline at a rate of between 20% to 30%, year over year, as we continue to harvest this product.

•	Net sales of D-Stat Flowable increased to $1,187,000 for the year ended December 31, 2003 from $764,000 for the year ended 2002, a 55% increase. Our reorder rate for the D-Stat Flowable in 2003 compared to 2002 remained steady at 58%.

•	Net sales of Acolysis products were $185,000 for the year ended December 31, 2003 compared to $102,000 for the year ended December 31, 2002.

        Gross profit as a percentage of net sales increased to 61% for the year ended December 31, 2003 from 59% for the year ended December 31, 2002. We added higher margin products to our selling mix during 2003, particularly our D-Stat Dry which has gross margins greater than 80%.

        Research and development expenses increased 14% to $3,671,000 for the year ended December 31, 2003 from $3,228,000 for the year ended December 31, 2002. The increase was directly related to our increased activity in launching four new products in 2003 and the continued work on the long term research and development projects. Research and development expenses fluctuate due to outside project spending.

        Clinical and regulatory expenses increased 14% to $1,536,000 for the year ended December 31, 2003 from $1,348,000 for the year ended December 31, 2002. The expected increase was the result of the approval of the four new products in the second half of 2003 as well as the “Pocket Protector” clinical study for a new indication of our D-Stat Flowable product. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies.

        Sales and marketing expenses decreased 19% to $9,646,000 for the year ended December 31, 2003 from $11,964,000 for the year ended December 31, 2002. During 2002 and 2003 we reviewed our sales and marketing expenditures and focused our spending in the areas that drove sales and provided an adequate financial return. As of December 31, 2003, our direct sales force consisted of approximately 40 employees compared to approximately 50 as of December 31, 2002.

        General and administrative expenses decreased 10% to $1,942,000 for the year ended December 31, 2003 from $2,167,000 for the year ended December 31, 2002. The decrease was primarily the result of lower legal fees in 2003 compared to 2002, as we incurred legal fees in 2002 relating to the Datascope litigation which was settled in the fourth quarter of 2002. The reduction in legal fees was partially offset by an increase in the cost of business insurance.

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

        Amortization of purchased technology was $218,000 for the year ended December 31, 2003 and $145,000 for the year ended December 31, 2002. The increase is the result of a full year of amortization in 2003 compared to 2002. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 from the acquisition to purchased technology and are amortizing the amount over four years.

        Interest income decreased to $150,000 for the year ended December 31, 2003 from $507,000 for the year ended December 31, 2002 primarily as a result of a reduced cash balance and lower interest rates.

Income Taxes

        We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

        As of December 31, 2004, we had net operating loss carryforwards of approximately $57,865,000 for U.S. federal income tax purposes that begin to expire in the year 2013. As of December 31, 2004, we also had federal and state research and development tax credit carryforwards of approximately $1,598,000 that begin to expire in the year 2013. As of December 31, 2004, we also had a foreign tax loss carryforward of approximately $2,358,000 that do not expire. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

Liquidity and Capital Resources

        We have financed all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through December 31, 2004, we have sold common stock and preferred stock generating aggregate net proceeds of approximately $76.6 million. At December 31, 2004, we had $7,184,000 in cash, cash equivalents and available-for-sale securities on-hand compared to $5,885,000 at December 31, 2003.

        During the year ended December 31, 2004, we used $4,115,000 to fund operating activities. The cash used in operating activities was primarily used to fund our net loss for the period of $3,508,000 and an increase in accounts receivable of $1,723,000, which was offset by depreciation and amortization of $692,000. The increase in accounts receivable is due to the increase in sales of 89% in 2004 from 2003. During 2004 we generated proceeds of $2,120,000 in investing activities, primarily from the net sales of investment securities of $3,020,000, offset by net equipment purchases of $900,000. Also during 2004 we generated $6,212,000 in financing activities, primarily from $5,868,000 we received through the sale of common stock. On March 9, 2004, we sold 888,900 shares of our common stock at an offering price of $6.75 per share through a private placement. Our net proceeds from the offering were approximately $5,594,000.

        During the fourth quarter of 2004, we renewed our credit facility with Silicon Valley Bank and increased the line of credit to $5.0 million. The line of credit has a 12 month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The line of credit includes two covenants: minimum tangible net worth of $11.0 million and a liquidity coverage of not less than 1.25 to 1.00. We were in compliance with these covenants at December 31, 2004. As of December 31, 2004, we had no outstanding balance on the line of credit balance and the availability was $3.1 million.

        We purchase our requirements for thrombin (a component in the Duett and all of the D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expires on May 29, 2005. During the second and third quarters of 2005, we intend to increase our purchases of thrombin to benefit from the pricing provisions of the agreement, which we expect will increase our inventory of thrombin by approximately $3.0 million. We believe that these purchases will satisfy our thrombin requirements for all of 2005 and 2006.

        On October 18, 2004, we entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin. Pursuant to the terms of the agreement, we will be paying for certain development costs of Sigma to allow Sigma to produce thrombin. We will pay Sigma $570,000 for its development and qualification costs, $182,000 for capital equipment and $1,725,000 for the first three lots of thrombin. The payments are based on certain milestones over a two year period. We do not have any minimum purchase requirements under the contract; however, if we purchase less than three lots of thrombin in any year Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and Sigma will have the right to terminate the contract on 30 days notice.

        The Sigma contract is the start of our plan to fully qualify a new source of thrombin and to bring the new thrombin through the regulatory process by the end of 2006. We expect total estimated expenditures of $6.1 million to complete this project (including the payments to Sigma), with approximately $3.3 million in expenses, $0.3 million in capital equipment purchases and $2.5 million in thrombin inventory purchases. We expect to utilize the thrombin inventory in sales of our hemostatic products starting in 2007.

        We signed a purchase agreement with MedArt Corporation on September 22, 2003 for the manufacture of our Vari-Lase laser console. Under that agreement, we were obligated to purchase laser consoles with an aggregate purchase price of $1,197,000 for our Vari-Lase business during the first year of the agreement, which commenced in December 2003. We fulfilled this obligation during 2004.

        We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

        The following table summarizes our contractual cash commitments as of December 31, 2004:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Facility Operating Lease	$1,345,000	$345,000	$1,000,000	$—	$—
Sigma Contract Commitment	2,477,000	2,388,000	89,000	—	—

Total Contractual Cash Obligations	$3,822,000	$2,733,000	$1,089,000	$—	$—

        Principally due to the thrombin inventory purchases and the Sigma thrombin qualification project, we currently anticipate that we will continue to experience a negative cash flow until at least the fourth quarter of 2005, at which time we project that we will become cash flow neutral. We currently believe that our working capital of $11.8 million, anticipated cash from product sales and, if needed, our $5.0 million credit facility with Silicon Valley Bank will be sufficient to meet our operating and capital requirements until we reach cash flow neutral in the fourth quarter of 2005. However, our actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; the cost and progress or our thrombin qualification efforts; and other factors.

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

Inventory

        We state our inventory at the lower of cost (first-in, first-out method) or market. The estimated value of excess, obsolete and slow-moving inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future demand, anticipated release of new products into the market, historical experience and product expiration. Our stated value of inventory could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.

Revenue Recognition

        We recognize revenue in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers. We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

        We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At December 31, 2004, this reserve was $20,000 compared to $20,000 at December 31, 2003. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At December 31, 2004, this reserve was $160,000 compared to $140,000 at December 31, 2003. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

        We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a year warranty with each product sold to us. We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer. At December 31, 2004, this warranty provision was $33,000 compared to $0 at December 31, 2003. If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and to a lesser extent Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For the year ended December 31, 2004, we recorded a $26.4 million valuation allowance related to our net deferred tax assets of $26.4 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS 123R is effective for all interim periods beginning after June 15, 2005.  Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.  We are currently evaluating the impact of SFAS 123R our financial position and results of operations.  See Note 2 for information related to the pro forma effects on our reported net loss and net loss per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

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

        Because we have only limited experience with sales of our D-Stat Dry hemostatic bandage, Pronto extraction catheter, Vari-Lase endovenous laser and Langston catheter products, we have no ability to predict the level of sales of these products. If we encounter difficulties in growing our sales of our new medical devices in the United States, our business will be seriously harmed.

We have limited working capital to pursue our business

        On December 31, 2004, we had $7.2 million in cash, cash equivalents and marketable securities and a working capital of $11.8 million. During 2004, our operating activities resulted in the use of $4.1 million of cash. There can be no assurance that our existing working capital will be sufficient to satisfy our working capital needs. If our sales do not increase, or if we encounter unexpected expenses, we will need to raise additional working capital. We have no commitments for additional funding and so our ability to meet our long-term liquidity needs is uncertain. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or market our products or unable to take advantage of business opportunities, or we may be required to significantly curtail our business operations.

We have incurred losses and we may not be profitable in the future

        Since we commenced operations in February 1997, we have incurred net losses primarily from costs relating to the development and commercialization of our Duett sealing device and new products. At December 31, 2004, we had an accumulated deficit of $63.2 million. We expect to continue to significantly invest in our sales and marketing, and research and development activities. Because of our plans to introduce new products and expand our commercialization, we expect to incur net losses through at least the first quarter of 2005. Our business strategies may not be successful, and we may not become profitable in any future period or at all. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We may face additional intellectual property claims in the future which could prevent us from manufacturing and selling our products or result in our incurring substantial costs and liabilities

        The interventional medical device industry is characterized by numerous patent filings and frequent and substantial intellectual property litigation. Companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage. We have been subject to two intellectual property lawsuits concerning our Duett sealing device. Although we have settled both of these intellectual property lawsuits, it is possible that additional claims relating to the Duett could be brought in the future. We also are the subject of two intellectual property lawsuits concerning our Vari-Lase products. In addition, while we do not believe that any of our new products infringes any existing patent, it is highly likely that we will become subject to intellectual property claims with respect to our new products in the future. Intellectual property litigation in recent years has proven to be very complex, and the outcome of such litigation is difficult to predict.

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

The loss of, or interruption of supply from, key vendors, including our single source supplier of thrombin, could limit our ability to manufacture our products

        We purchase components used in our products from various suppliers and rely on a single source for the thrombin component of our Duett sealing device and D-Stat products. There are currently no FDA-approved alternative suppliers of thrombin. Our current supply agreement with our thrombin vendor terminates in May 2005. Because it requires FDA approval, establishing our new supplier for thrombin requires a lead-time of at least two years and involves significant additional costs. The failure by us to complete our thrombin qualification project on time and on budget, or the loss of any other key vendor, may limit our ability to manufacture our Duett, D-Stat Flowable and D-Stat Dry products and could therefore seriously harm our business.

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

        We do not have any indebtedness as of December 31, 2004. If we were to borrow from our revolving credit agreement, we would be exposed to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements and Notes thereto required pursuant to this Item begin on page 38 of this Annual Report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No additional disclosure is required regarding our recent change in independent accountants, as disclosed in our Form 8-K filed on October 1, 2004 and Form 8-K/A filed on October 22, 2004.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 19934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

Changes in internal controls.

        During the fiscal quarter ended December 31, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Virchow, Krause & Company, LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 42.

ITEM 9B.   OTHER INFORMATION

        No information was required to be disclosed in a report on Form 8-K in the fourth quarter that was not so disclosed.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated herein by reference to the Sections under the headings “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2004.

        See Item 1 of Part I hereof for information regarding our executive officers.

        We have adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer, chief financial officer, chief accounting officer, and any person performing similar functions) and employees. We have made our Code of Ethics available by filing it as Exhibit 14 with our 2003 Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

        Incorporated herein by reference to the Sections under the headings “Director Compensation” and “Executive Compensation and Other Information” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2004.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        Incorporated herein by reference to the Section under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2004.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated herein by reference to the Section under the heading “Additional Information about our Independent Auditor” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2004.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report.

(1)	The following financial statements are filed herewith in Item 8 in Part II.

(i)	Reports of Independent Registered Public Accounting Firms

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Changes in Shareholders’ Equity

(v)	Consolidated Statements of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

        Schedule II – Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.2 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
4.2	Form of warrant dated January 31 and February 14, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.2 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.3	Form of warrant dated December 29, 1997 issued to representatives of Miller, Johnson &Kuehn, Incorporated (incorporated by reference to Exhibit 4.3 of Vascular Solutions’Registration Statement on Form S-1 (File No. 333-84089)).
4.4	Amended and Restated Investors' Rights Agreement dated December 9, 1998, by and between Vascular Solutions, Inc. and the purchasers of Series A and Series B preferred stock (incorporated by reference to Exhibit 4.4 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.1	Lease Agreement dated August 30, 2002 by and between First Industrial, L.P. as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 10.1 of Vascular Solutions' Form 10-Q for the quarter ended September 30, 2002).
10.2	Mutual and General Release dated November 9, 1998 by and between Vascular Solutions, Inc., Dr. Gary Gershony and B. Braun Medical, Inc. (incorporated by reference to Exhibit 10.5 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

10.3	Purchase and Sale Agreement dated September 17, 1998 by and between Vascular Solutions, Inc. and Davol Inc. (incorporated by reference to Exhibit 10.8 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
10.4	Purchase Agreement dated June 10, 1999 by and between GenTrac, Inc. and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.9 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
10.5*	Form of Employment Agreement by and between Vascular Solutions, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.5 of Vascular Solutions' Form 10-Q for the quarter ended March 31, 2004).
10.6	Form of Distribution Agreement (incorporated by reference to Exhibit 10.12 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
10.7*	Vascular Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to Vascular Solutions' Form 10-K for the year ended December 31, 2000).
10.8	Settlement Agreement dated July 12, 2001 by and between Vascular Solutions and St. Jude Medical and Daig Corporation (incorporated by reference to Exhibit 99.2 to Vascular Solutions’ Form 8-K dated July 12, 2001).
10.9	Purchase Agreement dated April 30, 2002 by and between Vascular Solutions and Angiosonics (incorporated by reference to Exhibit 99.2 to Vascular Solutions’ Form 8-K dated April 30, 2002).
10.10*	Stock Option and Stock Award Plan as Amended July 16, 2002 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended June 30, 2002).
10.11	Settlement Agreement dated November 26, 2002 by and between Vascular Solutions and Datascope (incorporated by reference to Exhibit 99.2 to Vascular Solutions’ Form 8-K dated November 26, 2002).
10.12**	Supply Agreement dated October 18, 2004 by and between Vascular Solutions and Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc.
10.13**	Private Label Purchase Agreement dated September 22, 2003 by and between Vascular Solutions and MedArt Corporation (incorporated by reference to Exhibit 10.18 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2003).
10.14	Loan and Security Agreement dated December 31, 2003 by and between Vascular Solutions and Silicon Valley Bank (incorporated by reference to Exhibit 10.14 of Vascular Solutions’ Form 10-K for the year ended December 31, 2003).
10.15	Amendment to Loan Agreement dated December 9, 2004 by and between Vascular Solutions and Silicon Valley Bank.
10.16*	Form of Incentive Stock Option Agreement (Plan) (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ 8-K dated September 22, 2004).
10.17*	Form of Nonqualified Stock Option Agreement (Plan) (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ 8-K dated September 22, 2004).
10.18*	Form of Board of Director Stock Option Agreement (Plan) (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ 8-K dated September 22, 2004).
14	Code of Ethics (incorporated by reference to Exhibit 14 of Vascular Solutions’ Form 10-K for the year ended December 31, 2003).
21	List of Subsidiaries
23.1	Consent of Virchow, Krause & Company, LLP.
23.2	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	to Exhibit 10.8 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).

_________________

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of February 2005.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 4th day of February, 2005, by the following persons in the capacities indicated.

Signature	Title

/s/ Howard Root	Chief Executive Officer and Director
(principal executive officer)
Howard Root

/s/ James Hennen	Chief Financial Officer
(principal financial and accounting officer)
James Hennen

/s/ James Jacoby, Jr.	Director

James Jacoby, Jr.

/s/ Richard Nigon	Director

Richard Nigon

/s/ Michael Kopp	Director

Michael Kopp

/s/ Paul O'Connell	Director

Paul O'Connell

/s/ John Erb	Director

John Erb

/s/ Dr. Gary Dorfman	Director

Dr. Gary Dorfman

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year

YEAR ENDED DECEMBER 31, 2004:
Sales return allowance	$20,000	$20,324	$20,324	$20,000
Allowance for doubtful accounts	140,000	33,774	13,774	160,000

Total	$160,000	$54,098	$34,098	$180,000

YEAR ENDED DECEMBER 31, 2003:
Sales return allowance	$40,000	$(12,708)	$7,292	$20,000
Allowance for doubtful accounts	90,000	69,099	19,099	140,000

Total	$130,000	$56,391	$26,391	$160,000

YEAR ENDED DECEMBER 31, 2002:
Sales return allowance	$64,526	$174,642	$199,168	$40,000
Allowance for doubtful accounts	110,000	23,592	43,592	90,000

Total	$174,526	$198,234	$242,760	$130,000

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Vascular Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Vascular Solutions, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vascular Solutions, Inc. as of December 31, 2004 and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 21, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Vascular Solutions, Inc.

We have audited the consolidated balance sheet of Vascular Solutions, Inc. as of December 31, 2003, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vascular Solutions, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
January 16, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Vascular Solutions, Inc.

Under date of January 21, 2005, we reported on the consolidated balance sheet of Vascular Solutions, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2004, as contained in the annual report on Form 10-K for the year ended December 31, 2004. In connection with our audit of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Virchow, Krause & Company LLP

Minneapolis, Minnesota
January 21, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Vascular Solutions, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Vascular Solutions, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vascular Solutions, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

In our opinion, management’s assessment that Vascular Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Vascular Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Vascular Solutions, Inc. as of December 31, 2004 and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for the year ended December 31, 2004, and our report dated January 21, 2005, expresses an unqualified opinion on those consolidated financial statements.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 21, 2005

Vascular Solutions, Inc.

Consolidated Balance Sheets

	December 31
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$7,183,891	$2,864,913
Available-for-sale securities	—	3,019,693
Accounts receivable, net of reserves of $180,000 and $160,000 at
December 31, 2004 and 2003, respectively	3,533,857	1,810,443
Inventories	3,658,836	3,186,274
Prepaid expenses	588,638	462,154

Total current assets	14,965,222	11,343,477

Property and equipment, net	1,374,146	948,602
Intangible assets, net	482,595	700,095

Total assets	$16,821,963	$12,992,174

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$856,613	$750,762
Accrued compensation	1,612,684	1,111,049
Accrued expenses	663,017	258,228

Total current liabilities	3,132,314	2,120,039

Commitments

Shareholders' equity:
Common stock, $0.01 par value:
Authorized shares - 40,000,000
Issued and outstanding shares - 14,350,937 - 2004;
12,989,170 - 2003	143,509	129,892
Additional paid-in capital	76,675,125	70,422,926
Other	100,992	41,356
Accumulated deficit	(63,229,977)	(59,722,039)

Total shareholders' equity	13,689,649	10,872,135

Total liabilities and shareholders' equity	$16,821,963	$12,992,174

See accompanying notes

Vascular Solutions, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2004	2003	2002

Net sales	$22,265,022	$11,804,328	$12,100,526
Cost of goods sold	6,607,718	4,570,242	4,985,587

Gross profit	15,657,304	7,234,086	7,114,939
Operating expenses:
Research and development	3,400,864	3,670,935	3,227,538
Clinical and regulatory	1,906,473	1,535,989	1,347,694
Sales and marketing	11,360,046	9,645,920	11,963,907
General and administrative	2,137,831	1,942,483	2,166,883
Legal settlement	—	—	3,750,000
Thrombin qualification	210,069	—	—
Amortization of purchased technology	217,500	217,500	145,000

Total operating expenses	19,232,783	17,012,827	22,601,022

Operating loss	(3,575,479)	(9,778,741)	(15,486,083)
Interest income	67,541	150,342	507,169

Net loss	$(3,507,938)	$(9,628,399)	$(14,978,914)

Basic and diluted net loss per common share	$(0.25)	$(0.75)	$(1.13)

Shares used in computing basic and diluted
net loss per common share	13,952,278	12,858,765	13,276,147

See accompanying notes

Vascular Solutions, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Capital	Other	Deficit	Total
Balance at December 31, 2001	13,327,002	133,270	70,712,174	(100,834)	(35,114,726)	35,629,884
Exercise of stock options	10,000	100	19,900	—	—	20,000
Issuance of common stock under the
Employee Stock Purchase Plan	152,737	1,528	163,043	—	—	164,571
Stock repurchase program	(608,900)	(6,090)	(541,632)	—	—	(547,722)
Deferred compensation related to
option grants	—	—	1,858	(1,858)	—	—
Amortization of deferred compensation	—	—	—	74,668	—	74,668
Comprehensive loss:
Net loss	—	—	—	—	(14,978,914)	(14,978,914)
Translation adjustment	—	—	—	6,746	—	6,746

Total comprehensive loss						(14,972,168)

Balance at December 31, 2002	12,880,839	$128,808	$70,355,343	$(21,278)	$(50,093,640)	$20,369,233
Exercise of stock options	65,855	659	81,710	—	—	82,369
Issuance of common stock under the
Employee Stock Purchase Plan	195,876	1,959	123,972	—	—	125,931
Stock repurchase program	(153,400)	(1,534)	(138,099)	—	—	(139,633)
Amortization of deferred compensation	—	—	—	40,545	—	40,545
Comprehensive loss:
Net loss	—	—	—	—	(9,628,399)	(9,628,399)
Translation adjustment	—	—	—	22,089	—	22,089

Total comprehensive loss						(9,606,310)

Balance at December 31, 2003	12,989,170	$129,892	$70,422,926	$41,356	$(59,722,039)	$10,872,135
Exercise of stock options	227,300	2,272	341,305	—	—	343,577
Issuance of common stock under the
Employee Stock Purchase Plan	245,567	2,456	273,463	—	—	275,919
Sale of common stock in private
placement at $6.75 per share in
March 2004, net of offering costs	888,900	8,889	5,583,672	—	—	5,592,561
Deferred compensation related to
option grants	—	—	53,759	(53,759)	—	—
Amortization of deferred compensation	—	—	—	11,788	—	11,788
Comprehensive loss:
Net loss	—	—	—	—	(3,507,938)	(3,507,938)
Translation adjustment	—	—	—	101,607	—	101,607

Total comprehensive loss						(3,406,331)

Balance at December 31, 2004	14,350,937	$143,509	$76,675,125	$100,992	$(63,229,977)	$13,689,649

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002
Operating activities
Net loss	$(3,507,938)	$(9,628,399)	$(14,978,914)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	474,026	386,196	502,390
Amortization	217,500	217,500	145,000
Deferred compensation expense	11,788	40,545	74,668
Changes in operating assets and liabilities:
Accounts receivable	(1,723,414)	(452,497)	(72,935)
Inventories	(472,562)	(1,053,758)	113,455
Prepaid expenses	(126,484)	(135,381)	(36,885)
Accounts payable	105,851	(20,316)	26,222
Accrued compensation and expenses	906,424	229,370	(78,309)

Net cash used in operating activities	(4,114,809)	(10,416,740)	(14,305,308)
Investing activities
Purchase of Acolysis assets	—	—	(1,550,203)
Purchase of property and equipment, net	(899,570)	(538,913)	(356,696)
Purchase of securities	—	(10,695,249)	(33,173,021)
Proceeds from sales of securities	3,019,693	22,590,000	42,485,052

Net cash provided by investing activities	2,120,123	11,355,838	7,405,132
Financing activities
Proceeds from exercise of stock options	343,577	82,369	20,000
Net proceeds from sale of common stock	5,868,480	125,931	164,571
Repurchase of common stock	—	(139,633)	(547,722)

Net cash provided by (used in) financing activities	6,212,057	68,667	(363,151)
Effect of exchange rate changes on cash and cash
equivalents	101,607	22,089	6,746

Increase (decrease) in cash and cash equivalents	4,318,978	1,029,854	(7,256,581)
Cash and cash equivalents at beginning of year	2,864,913	1,835,059	9,091,640

Cash and cash equivalents at end of year	$7,183,891	$2,864,913	$1,835,059

See accompanying notes.

1.   Description of Business

Vascular Solutions, Inc. (the Company) is a medical device company focused on bringing solutions to interventional cardiologists and interventional radiologists. The Company’s current principle product lines consist of the following medical devices:

•	D-Stat Dry™ hemostatic bandage, a topical pad with a bandage used to control surface bleeding,

•	Pronto™ extraction catheter, a mechanical system for the removal of soft thrombus from arteries,

•	Vari-Lase® endovenous laser system, a laser console and procedure kit used for the treatment of varicose veins,

•	Duett™ sealing device, used to seal the puncture site following catheterization procedures,

•	D-Stat® Flowable hemostat, a thick, yet flowable, mixture used to control bleeding,

•	Langston™ dual lumen pigtail catheter, used for the measurement of differential arterial pressures,

•	MAX-Support™ abdominal retraction belt, used to allow femoral access in obese patients, and

•	Acolysis® ultrasound (sold in international markets only), a treatment for peripheral occlusive arterial disease.

As a vertically-integrated medical device company, the Company generates ideas and creates new interventional medical devices, and then delivers the products directly to the physician through their direct domestic sales force and their international distribution network. The Company was incorporated in the state of Minnesota in December 1996 and began operations in February 1997.

2.   Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Vascular Solutions, Inc. and its wholly owned subsidiary, Vascular Solutions GmbH, after elimination of intercompany accounts and transactions.

Segment Reporting

A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company’s segments have similar economic characteristics and are similar in the nature of the products sold, type of customers, methods used to distribute the Company’s products and regulatory environment.  Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

Foreign Currency Translation and Transactions

Foreign assets and liabilities are translated using the year-end exchange rates. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses are accumulated as a separate component of shareholders’ equity.

Comprehensive Loss

The components of comprehensive loss are net loss and the effects of foreign currency translation adjustments. The accumulated other comprehensive income for the foreign currency translation adjustment at December 31, 2004 and 2003 was $143,660 and $42,052, respectively.

2.   Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company classifies all highly liquid investments with initial maturities of three months or less as cash equivalents. Cash equivalents consist of cash and money market funds and are stated at cost, which approximates market value. The Company deposits its cash in high quality financial institutions. The balances, at times may exceed federally insured limits.

Credit risk and allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At December 31, 2004 and 2003, the allowance for doubtful accounts was $160,000 and $140,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At December 31, 2004 and 2003, the sales and return allowance was $20,000 and $20,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $180,000 and $160,000 at December 31, 2004 and 2003, respectively.

Available-for-Sale Securities

The Company classifies investments as available-for-sale securities. Available-for-sale securities consist of U.S. government obligations and investment-grade corporate debt with maturities of up to one year. These investments are stated at amortized cost, which approximates market value. There were no material realized gains or losses on the sales of available-for-sale securities during the years ended December 31, 2004, 2003 and 2002.  For purposes of determining gross realized gains or losses, the cost of available-for-sale securities is based on specific identification.

2.   Summary of Significant Accounting Policies (continued)

At December 31, 2004 and 2003, the Company had the following available for sale securities with carrying values equal to fair values:

	2004	2003

Corporate Debt	—	2,021,567
U.S. Government Obligations	—	998,126

	$—	$3,019,693

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following at December 31:

	2004	2003

Raw materials	$2,378,619	$2,100,775
Work-in-process	221,547	260,887
Finished goods	1,058,670	824,612

	$3,658,836	$3,186,274

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Manufacturing equipment	3 to 5 years
Office and computer equipment	3 years
Furniture and fixtures	2 to 5 years
Leasehold improvements	Remaining term of the lease
Research and development equipment	3 to 5 years

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The amount of impairment loss recorded will be measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. To date, the Company has determined that no impairment of long-lived assets exists.

Revenue Recognition

In the United States and Germany, the Company sells its products directly to hospitals and clinics. Revenue is recognized in accordance with generally accepted accounting principles as outlined in the SEC’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an

2.   Summary of Significant Accounting Policies (continued)

agreed upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

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

Shipping and handling costs

In accordance with the Emerging Issues Task Force (EITF) issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales.

Research and Development Costs

All research and development costs are charged to operations as incurred.

Warranty Costs

Effective during the year ended December 31, 2004, certain of the Company’s products are covered by warranties against defects in material and workmanship for periods of up to 24 months. The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on the amount the Company is charged from their original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a year warranty with each product sold to the Company. The Company records a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer.

Warranty provisions and claims for the year ended December 31, 2004, were as follows:

Twelve Months End	Beginning Balance	Warrant	Warranty Claims	Ending

December 31, 200	$—	$32,895	$—	$32,895

Stock-Based Compensation

At December 31, 2004, the Company had a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employer compensation.

2.   Summary of Significant Accounting Policies (continued)

	Year Ended December 31
	2004	2003	2002

Net loss, as reported	$(3,507,938)	$(9,628,399)	$(14,978,914)
Deduct: Total stock-based employee compensation
expense determined under fair-value-based
method for all awards	(1,231,418)	(573,355)	(2,340,094)

Pro forma net loss	$(4,739,356)	$(10,201,754)	$(17,319,008)

Net loss per common share:
Basic and diluted - as reported	$(0.25)	$(0.75)	$(1.13)

Basic and diluted - pro forma	$(0.34)	$(0.79)	$(1.30)

For purposes of calculating the above-required disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the Company’s stock options was estimated assuming no expected dividends and the following weighted average assumptions:

	2004	2003	2002

Expected life (years)	6.50	6.38	6.50
Expected volatility	94%	98%	101%
Risk-free interest rate	3.85%	3.54%	4.30%

The weighted average fair value of options granted with an exercise price equal to the deemed stock price on the date of grant during 2004, 2003 and 2002 was $5.77, $0.71 and $1.58, respectively.

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities. Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

Net Loss Per Common Share

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per common share is computed by dividing net loss by the weighted average common and dilutive potential common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per common share because the effect of outstanding options and warrants is antidilutive.

Goodwill and Other Intangible Assets

In fiscal 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest an impairment exists. The Company has concluded that no impairment of goodwill exists as of December 31, 2004.

Other intangible assets consist of purchased technology. Purchased technology is amortized using the straight-line method over its estimated useful life of four years. The Company reviews intangible assets for impairment

2.   Summary of Significant Accounting Policies (continued)

annually or as changes in circumstances or the occurrence of events suggest the remaining value is not recoverable.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  SFAS 123R is effective for all interim periods beginning after June 15, 2005.  Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.  The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations.  See elsewhere in this Note 2 for information related to the pro forma effects on the Company’s reported net loss and net loss per common share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

4.   Goodwill and Other Intangible Assets

As discussed elsewhere in Note 2, the Company adopted SFAS No. 142 in fiscal 2002 and determined that the developed technology the Company acquired from Angiosonics, Inc. in April 2002 would be amortized over its useful life of four years. The goodwill acquired will not be amortized. The Company expects the future annual amortization expense for its acquired purchased development to be approximately $217,500 in 2005 and approximately $72,500 in 2006.

Balances of acquired intangible assets as of December 31, 2004 were as follows:

	Carrying Amount	Accumulated Amortization	Net

Amortizing intangibles:
Purchased technology	$870,000	$580,000	$290,000
Non-amortizing intangibles:
Goodwill	192,595	—	192,595

	$1,062,595	$580,000	$482,595

4.   Goodwill and Other Intangible Assets (continued)

Balances of acquired intangible assets as of December 31, 2003 were as follows:

	Carrying Amount	Accumulated Amortization	Net

Amortizing intangibles:
Purchased technology	$870,000	$362,500	$507,500
Non-amortizing intangibles:
Goodwill	192,595	—	192,595

	$1,062,595	$362,500	$700,095

5.   Property and Equipment

Property and equipment consists of the following at December 31:

	2004	2003

Property and equipment:
Manufacturing equipment	$1,564,848	$1,174,787
Office and computer equipment	923,374	875,431
Furniture and fixtures	241,685	240,359
Leasehold improvements	205,514	123,614
Research and development equipment	328,303	289,014

	3,263,724	2,703,205
Less accumulated depreciation	(1,889,578)	(1,754,603)

Net property and equipment	$1,374,146	$948,602

6.   Private Placement

On March 9, 2004, we sold 888,900 shares of our common stock at an offering price of $6.75 per share for net proceeds of $5,592,561 in a private placement

7.   Line of Credit

On December 13, 2004, the Company modified the secured asset-based loan and security agreement dated December 31, 2003. This line of credit is a one-year, $5,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is prime plus 0.5%. As of December 31, 2004, the Company had no outstanding loan balance against the facility. Based on the Company’s eligible customer receivables, inventory and cash balances, $3,069,000 was available for borrowing as of December 31, 2004. The fee for the unused portion of the line of credit is $2,125 per quarter. The facility fee of $25,000 is payable upon the first advance. This line of credit includes two covenants: minimum tangible net worth of $11,000,000 and a liquidity coverage of not less than 1.25 to 1.00. The Company was in compliance with these covenants at December 31, 2004.

8.   Leases

The Company leases a 33,000 square-foot office and manufacturing facility under an operating lease agreement, which expires in September 2008. Rent expense related to the operating lease was approximately $343,000, $336,000, and $303,100 for the years ended December 31, 2004, 2003, and 2002, respectively.

8.   Leases (continued)

Future minimum lease commitments under this operating lease as of December 31, 2004 are as follows:

2005	$345,024
2006	359,208
2007	366,300
2008	274,725

$1,345,257

9.   Income Taxes

At December 31, 2004, the Company had net operating loss carryforwards of approximately $57,865,000 for federal income tax purposes that are available to offset future taxable income and begin to expire in the year 2013. At December 31, 2004, the Company also had federal and Minnesota research and development tax credit carryforwards of approximately $1,598,000, which begin to expire in the year 2013. At December 31, 2004, the Company has foreign tax loss carryforwards of approximately $2,358,000 that do not expire. No benefit has been recorded for any loss or credit carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred.

The components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$24,089,000	$22,394,000
Tax credit carryforwards	1,598,000	1,353,000
Depreciation and amortization	61,000	183,000
Accrued compensation	253,000	131,000
Inventory reserve	172,000	96,000
Other allowances	244,000	64,000

	26,417,000	24,221,000
Less valuation allowances	(26,417,000)	(24,221,000)

Net deferred taxes	$—	$—

The Company records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized. The increase in the valuation allowance was $2,196,000, $4,150,000 and $5,425,000 for the years ending December 31, 2004, 2003 and 2002, respectively.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2004	2003	2002

Tax at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Meals and entertainment	3.0	1.0	1.0
Federal research credits	(3.0)	(1.0)	—
Impact of net operating loss carryforward	40.0	40.0	39.0

Effective income tax rate	—%	—%	—%

10.   Stock Options and Warrants

Stock Option Plan

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of incentive stock options to employees and nonqualified stock options to employees, directors, and consultants. As of December 31, 2004, the Company had reserved 3,400,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, incentive stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. The exercise price of a nonqualified option granted under the Stock Option Plan must not be less than 50% of the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in July 2000, the Board of Directors determined the fair value of the common shares underlying options by assessing the business progress of the Company as well as the market conditions for medical device companies and other external factors. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The Stock Option Plan also permits the granting of stock appreciation rights, restricted stock, and other stock-based awards. The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period. Unexercised options are canceled 90 days after termination of employment and become available under the Stock Option Plan.

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

Option activity is summarized as follows:

	Shares Available for Grant	Plan Options Outstanding	Exercise Price	Weighted Average Exercise Price

Balance at December 31, 2001	49,789	1,574,811	$1.50-$16.50	$5.45
Shares reserved	500,000	—	—	—
Granted	(186,000)	186,000	0.81-2.70	1.83
Exercised	—	(10,000)	2.00	2.00
Canceled	849,890	(849,890)	1.45-16.50	6.25

Balance at December 31, 2002	1,213,679	900,921	0.81-16.50	3.94
Shares reserved	500,000	—	—	—
Granted	(889,070)	889,070	0.78-5.74	0.89
Exercised	—	(65,855)	0.78-2.70	1.25
Canceled	218,965	(218,965)	0.81-16.50	2.49

Balance at December 31, 2003	1,043,574	1,505,171	0.78-12.00	2.50
Shares reserved	500,000	—	—	—
Granted	(357,000)	357,000	6.74-10.89	7.75
Exercised	—	(166,745)	0.78-7.31	2.03
Canceled	50,265	(50,265)	0.84-7.48	2.92

Balance at December 31, 2004	1,236,839	1,645,161	$0.78-$12.00	$3.68

10.   Stock Options and Warrants (continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2004	Weighted Average Exercise Price

$0.78-$ 0.83	80,750	8.1	$0.79	73,055	$0.79
0.84- 0.84	592,590	8.1	0.84	427,335	0.84
0.85- 2.51	260,766	5.6	2.11	219,106	2.08
2.52- 6.00	261,650	5.0	5.63	255,590	5.67
6.01- 7.00	246,835	8.7	6.73	27,385	6.68
7.01- 12.00	202,570	8.3	8.89	133,780	9.14

	1,645,161	7.3	$3.68	1,136,251	$3.28

Deferred Compensation

In 2004, 2003, and 2002, the Company recorded $53,759, $0 and $1,858, respectively, of deferred compensation in connection with certain nonqualified stock options granted to medical advisory board members. The weighted average fair value of these options was $4.12. The deferred compensation recorded is amortized ratably over the period that the options vest and is adjusted for options which have been canceled. Deferred compensation expense was $11,788, $40,545 and $74,668 for the years ended December 31, 2004, 2003, and 2002, respectively.

Warrants

As of December 31, 2004, the Company had the following warrants outstanding and exercisable:

Exercise Price	Outstanding as of December 31, 2004	Expiration Date

1.50	70,400	January 31, 2007
1.50	24,500	February 14, 2007
3.00	68,000	December 29, 2007

$2.13	162,900

11.   Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 1,100,000 shares of common stock have been reserved for issuance. Eligible employees may contribute 1% to 10% of their compensation to purchase shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates up to a maximum of 2,000 shares per purchasing period. The Purchase Plan terminates in May 2010. In fiscal 2004, 2003 and 2002, 245,567 shares, 195,876 shares, and 152,737 shares, respectively, were issued under the Purchase Plan. At December 31, 2004, 415,626 shares were available for issuance under the Purchase Plan.

12.   Stock Repurchase Program

In August 2002, the Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of outstanding common stock in the open market, block purchases, or private transactions. In fiscal 2003 and 2002, respectively, the Company repurchased and retired 153,400 and 608,900 shares of the Company’s common stock for an aggregate purchase price of $139,633 and $547,722, respectively. In October 2003, the Board of Directors terminated the stock repurchase program.

13. Employee Retirement Savings Plan

The Company has an employee 401(k) retirement savings plan (the Plan). The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Through December 31, 2001, the Plan allowed eligible employees to contribute up to 18% of their annual compensation. Effective January 1, 2002, the employee contribution limit was increased to 50% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 5% contributed to the Plan. The Company recorded an expense of $73,056, $74,258, and $91,170 for contributions to the Plan for the years ended December 31, 2004, 2003, and 2002, respectively.

14.   Concentrations of Credit and Other Risks

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

No customers were more than 5% of net sales for the years ended December 31, 2004, 2003 and 2002.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No customers were more than 5% of gross accounts receivable as of December 31, 2004 and 2003. There have been no material losses on customer receivables.

Sales by geographic destination as a percentage of total net sales were as follows for the years ended December 31:

	2004	2003	2002

Domestic	89%	87%	89%
Foreign	11	13	11

15.   Related Party Sales

In fiscal 2004, 2003 and 2002, the Company sold $278,620, $0 and $0 of product to a company in which a board member of the Company is a Vice President. As of December 31, 2004 and 2003, the Company had an accounts receivable balance due of $57,000 and $0 from this related party company.

16.   Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases their requirements for thrombin (a component in the Duett and D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expires on May 29, 2005. During the first half of 2005, the Company intends to increase its purchases of thrombin to benefit from the pricing provisions of the agreement, which the Company expects will substantially increase their inventory of thrombin. The Company believes that these purchases will satisfy its thrombin requirements for 2005 and 2006.

Sigma

On October 18, 2004, the Company entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to the Company. Pursuant to the terms of the agreement, the Company will be paying for certain development costs of Sigma to allow Sigma to produce thrombin. The Company will pay Sigma $570,360 for its development and qualification costs, $181,560 for capital equipment and $1,725,000 for the first three lots of thrombin. The payments are based on certain milestones over a two year period. The contract terminates after ten years and is automatically extended for up to five additional successive one year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the agreement. During the term of the contract, Sigma has agreed not to sell thrombin of the type developed for the Company under the contract in or as a component of a hemostatic product for medical use. The Company does not have any minimum purchase requirements under the contract; however, if the Company purchases less than three lots of thrombin in any year then (i) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (ii) Sigma will have the right to terminate the contract on 30 days notice.

The Sigma contract is the start of the Company’s plan to fully qualify a new source of thrombin and to bring the new thrombin through the regulatory process over the next two years. The cost associated with the Sigma agreement are part of the Company’s total estimated expenditures of $6.1 million (including the payments to Sigma) to complete this project. Approximately $3.3 million of the $6.1 million is for thrombin qualification expenses, $0.3 million is for capital equipment and $2.5 million is for the purchase of thrombin. The purchase of the $2.5 million in thrombin is expected to be used in the Company’s hemostat products starting in 2007.

17.   Commitments and Contingencies

All legal costs related to litigation are charged to operations as incurred.

Datascope Litigation

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

17.   Commitments and Contingencies (continued)

St. Jude Medical Litigation

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

Diomed Litigation

On December 11, 2003, the Company and a non-officer employee of the Company were named as defendants in a lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that in marketing the Company’s Vari-Lase endovenous laser procedure kit the Company engaged in false advertising and infringed a registered trademark of Diomed. The complaint also alleges that the non-officer employee, who previously worked for a company that conducted business with Diomed, improperly utilized trade secrets of Diomed in developing the Company’s Vari-Lase procedure kit. The complaint requests monetary damages and an injunction on the sale of the Company’s Vari-Lase procedure kit. The Company believes that the allegations included in the complaint are wholly without merit, have filed their answer to the complaint, and intend to defend this litigation vigorously. The Company’s insurance carrier has accepted their tender of this claim and is defending this lawsuit. It is not possible to predict the timing or outcome of this litigation, including whether it will affect the Company’s ability to sell its Vari-Lase procedure kit, or to estimate the amount or range of potential loss, if any.

On March 4, 2004, the Company was named as the defendant in an intellectual property lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint requested a judgment that the Company’s Vari-Lase procedure kit and Vari-Lase laser console infringe on a single patent held by Diomed, Inc. and asked for relief in the form of an injunction that would prevent the Company from selling their Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of the Company’s product, and other costs, disbursements and attorneys’ fees. The Company believes that the allegations included in the complaint are wholly without merit, have filed their answer to the complaint, and intend to defend this litigation vigorously. It is not possible to predict the timing or outcome of this litigation, including whether it will affect the Company’s ability to sell their Vari-Lase products, or to estimate the amount or range of potential loss, if any.

MedArt Purchase Commitment

The Company signed a purchase agreement with MedArt Corporation on September 22, 2003. Under that agreement, the Company was obligated to purchase laser consoles with an aggregate purchase price of $1,197,000 for its Vari-Lase business during the first year of the agreement, which commenced in December 2003. The Company fulfilled its laser console purchase requirement of $1,197,000 during 2004.

18.   Quarterly Financial Data (Unaudited, in Thousands, Except per Share Data)

2004	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$6,650	$5,931	$5,246	$4,438
Gross profit	4,652	4,290	3,673	3,043
Operating loss	(599)	(445)	(1,021)	(1,511)
Net loss	(573)	(437)	(999)	(1,499)
Basic and diluted net loss
per share	$(0.04)	$(0.03)	$(0.07)	$(0.11)

2003

Net sales	$3,403	$2,708	$2,725	$2,968
Gross profit	2,242	1,607	1,639	1,746
Operating loss	(1,981)	(2,415)	(2,724)	(2,659)
Net loss	(1,963)	(2,385)	(2,683)	(2,597)
Basic and diluted net loss
per share	$(0.15)	$(0.19)	$(0.21)	$(0.20)