Form 10-Q
period 2005-03-31
VASCULAR SOLUTIONS INC
filed 2005-04-22
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 0-27605

VASCULAR SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1859679 (IRS Employer Identification No.)

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

The registrant had 14,419,057 shares of common stock, $.01 par value per share, outstanding as of April 15, 2005.

VASCULAR SOLUTIONS, INC.

TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$7,247,858	$7,183,891
Accounts receivable, net of reserves of $135,000 and
$180,000 in 2005 and 2004, respectively	3,830,138	3,533,857
Inventories	3,292,539	3,658,836
Prepaid expenses	483,983	588,638

Total current assets	14,854,518	14,965,222

Property and equipment, net	1,369,724	1,374,146
Intangible assets, net	428,220	482,595

Total assets	$16,652,462	$16,821,963

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$755,335	$856,613
Accrued compensation	1,590,116	1,612,684
Accrued expenses	856,006	663,017

Total current liabilities	3,201,457	3,132,314

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 14,419,057 – 2005;
14,350,937 – 2004	144,191	143,509
Additional paid-in capital	76,776,667	76,675,125
Other	49,274	100,992
Accumulated deficit	(63,519,127)	(63,229,977)

Total shareholders’ equity	13,451,005	13,689,649

Total liabilities and shareholders’ equity	$16,652,462	$16,821,963

See accompanying notes.

Note:   The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2005	2004

	(unaudited)

Net sales	$7,274,441	$4,459,221
Cost of goods sold	2,058,454	1,416,481

Gross profit	5,215,987	3,042,740

Operating expenses:
Research and development	879,850	988,362
Clinical and regulatory	441,831	388,539
Sales and marketing	3,089,715	2,601,138
General and administrative	586,772	521,355
Thrombin qualification	486,312	—
Amortization of purchased technology	54,375	54,375

Total operating expenses	5,538,855	4,553,769

Operating loss	(322,868)	(1,511,029)
Interest income	33,718	11,942

Net loss	$(289,150)	$(1,499,087)

Basic and diluted net loss per share	$(0.02)	$(0.11)

Shares used in computing basic and diluted
net loss per share	14,373,936	13,225,577

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004

	(unaudited)
Operating activities
Net loss	$(289,150)	$(1,499,087)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	130,324	103,395
Amortization	54,375	54,375
Deferred compensation expense	5,323	2,095
Changes in operating assets and liabilities:
Accounts receivable	(296,281)	(389,372)
Inventories	366,297	(841,710)
Prepaid expenses	104,654	125,292
Accounts payable	(101,277)	460,044
Accrued compensation and expenses	170,421	105,704

Net cash provided by (used in) operating
activities	144,686	(1,879,264)

Investing activities
Purchase of property and equipment, net	(125,903)	(335,521)
Proceeds from sales of securities	—	1,004,848

Net cash provided by (used in) investing
activities	(125,903)	669,327

Financing activities
Proceeds from exercise of stock options and sale of
stock	102,224	5,676,132

Net cash provided by financing
activities	102,224	5,676,132

Effect of exchange rate changes on cash and cash
equivalents	(57,041)	(13,038)

Increase in cash and cash
equivalents	63,966	4,453,157
Cash and cash equivalents at beginning of
period	7,183,892	2,864,913

Cash and cash equivalents at end of period	$7,247,858	$7,318,070

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited financial statements of Vascular Solutions, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all fiscal years after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations. See Note 3 for information related to the pro forma effects on the Company’s reported net loss and net loss per common share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(3)	Stock Based Compensation

At March 31, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements–Continued

	Three Months Ended March 31,
	2005	2004

	(unaudited)

Net loss, as reported	$(289,150)	$(1,499,087)
Deduct: Total stock-based employee
compensation expense determined under
fair-value-based method for all awards	(277,513)	(175,121)

Pro forma net loss	$(566,663)	$(1,674,208)

Net loss per share:
Basic and diluted – as reported	$(0.02)	$(0.11)

Basic and diluted – pro forma	$(0.04)	$(0.13)

(4)	Computation of Net Loss per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net loss per share for the three months ended March 31, 2005 and 2004 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. For all periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding options and warrants is antidilutive.

(5)	Comprehensive Loss

Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three and nine months ended March 31, 2005 and March 31, 2004 was as follows:

	Three Months Ended March 31,
	2005	2004

	(unaudited)

Net loss	$(289,150)	$(1,499,087)
Foreign currency translation adjustments	(57,041)	(13,038)

Comprehensive loss	$(346,191)	$(1,512,125)

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements–Continued

(6)	Revenue Recognition

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

(7)	Shipping and Handling Costs

In accordance with the Emerging Issues Task Force (EITF) issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales.

(8)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	March 31, 2005	December 31, 2004

	(unaudited)

Raw materials	$2,056,165	$2,378,619
Work-in process	499,198	221,547
Finished goods	737,176	1,058,670

	$3,292,539	$3,658,836

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements–Continued

(9)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At March 31, 2005 and December 31, 2004, the allowance for doubtful accounts was $110,000 and $160,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At March 31, 2005 and December 31, 2004, the sales and return allowance was $25,000 and $20,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $135,000 and $180,000 at March 31, 2005 and December 31, 2003, respectively.

(10)	Concentrations of Credit and Other Risks

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No customers were more than 5% of gross accounts receivable as of March 31, 2005 and December 31, 2004, respectively. There have been no material losses on customer receivables.

Sales by geographic destination as a percentage of total net sales for the three months ended March 31, 2005 and 2004 were 89% and 90% in the United States, respectively, and 11% and 10% in international markets, respectively. No single customer represented greater than 5% of the total net sales for the three months ended March 31, 2005 and 2004.

(11)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements–Continued

available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases their requirements for thrombin (a component in the Duett and D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expires on May 29, 2005. During the remainder of 2005 and the first part of 2006, the Company intends to purchase and take delivery of approximately $3 million of thrombin to benefit from the pricing provisions of the agreement. The Company believes that these purchases will satisfy its thrombin requirements for 2005 and 2006.

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

The Sigma contract is part of the Company’s plan to fully qualify a new source of thrombin and to bring the new thrombin through the regulatory process over the next two years. The cost associated with the Sigma agreement are part of the Company’s total estimated expenditures of $7.1 million (including the payments to Sigma) to complete this project. Approximately $3.7 million of the $7.1 million is for thrombin qualification expenses, $0.4 million is for capital equipment and $3.0 million is for the purchase of thrombin. The Company has incurred $0.7 million of the estimated $3.7 million in thrombin qualification expenses to date. The purchase of the $3.0 million in thrombin is expected to be used in the Company’s hemostat products starting in 2007.

(12)	Shareholder’s Equity

On March 9, 2004, we sold 888,900 shares of our common stock at an offering price of $6.75 per share for net proceeds of $5.6 million in a private placement.

(13)	Reclassification

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

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

  D-Stat Dry™ hemostatic bandage, a topical pad with a bandage used to control surface bleeding,
  Pronto™ extraction catheter, a mechanical system for the removal of soft thrombus from arteries,
  Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,
  Duett™ sealing device, used to seal the puncture site following catheterization procedures,
  D-Stat® Flowable hemostat, a thick, yet flowable, mixture used to control bleeding,
  Langston™ dual lumen pigtail catheter, used to measure intravascular pressure gradients,
  MAX-Support™ abdominal retraction belt, used to allow femoral access in obese patients, and
  Acolysis® ultrasound (international only), a treatment for peripheral occlusive arterial disease.

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

  Skyway™ support catheter and the Twin-Pass™ dual access catheter, both specialty-purpose catheters designed for interventional cardiology which address market opportunities we estimate at between $1 million and $5 million per year.
  ThrombiGel™ hemostat, a resorbable version of our D-Stat Dry which we expect to launch in 2005 with a limited topical indication, and expect to expand to a much broader surgical indication by the end of 2006. This resorbable version of the D-Stat Dry addresses a market in excess of $100 million annually for a surgical thrombin-based resorbable pad hemostat.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004

        Net sales increased 63% to $7,274,000 for the quarter ended March 31, 2005 from $4,459,000 for the quarter ended March 31, 2004. Approximately 89% of our net sales for the quarter ended March 31, 2005 were to customers in the United States and 11% of our net sales were to customers in international markets. Net sales by product category were as follows:

  Net sales of the D-Stat Dry hemostatic bandage were $3,133,000 for the quarter ended March 31, 2005, compared to $1,665,000 in the first quarter of 2004, a 88% increase. Through March 31, 2005, we have sold our D-Stat Dry to 659 interventional cardiology and interventional radiology labs in the United States.

  Net sales of the Pronto extraction catheter were $1,281,000 for the quarter ended March 31, 2005, compared to net sales of $394,000 in the first quarter of 2004, a 225% increase. Through March 31, 2005, we have sold our Pronto to 560 interventional cardiology and interventional radiology labs in the United States.

  Net sales of our Vari-Lase product line increased to $892,000 for the quarter ended March 31, 2005 compared to net sales of $371,000 in the quarter ended March 31, 2004, a 141% increase. Through March 31, 2005, we have sold our Vari-Lase products to 198 accounts.

  Net sales of the D-Stat Flowable increased to $461,000 for the quarter ended March 31, 2005 from $331,000 for the quarter ended March 31, 2004, a 39% increase.

  Net sales of our Duett sealing device decreased to $1,258,000 for the quarter ended March 31, 2005 from $1,662,000 for the quarter ended March 31, 2004, a 24% decrease. Our Duett sales in the first quarter of 2005 remained stable from the fourth quarter of 2004. We continue to believe that our Duett business will represent a substantial but declining percentage of our on-going sales as our focus is on “harvesting” this product line. A total of 122 accounts purchased the Duett sealing device in the first quarter 2005.

  Net sales of our other products were $249,000 for the quarter ended March 31, 2005, compared to $36,000 for the quarter ended March 31, 2004, a 592% increase.

        Gross profit as a percentage of net sales increased to 72% for the quarter ended March 31, 2005 from 68% for the quarter ended March 31, 2004. The increase was the result of the change in the selling mix of our products, increased volume and related manufacturing efficiencies. The D-Stat Dry and Pronto now account for 43% and 18%, respectively, of our net sales. The D-Stat Dry has a gross margin in excess of 80% and the Pronto has a gross margin in excess of 75%. We expect gross margins to hold steady in 2005 and finish the year in the range of 71% to 73%.

        Research and development expenses decreased 11% to $880,000 for the quarter ended March 31, 2005 from $988,000 for the quarter ended March 31, 2004. Research and development expenses fluctuate due to outside project spending. We expect our normal research and development expenses to remain relatively steady for the remainder of 2005 in the range of $800,000 to $1,000,000 as we continue to pursue additional new products at an expected rate of approximately two new products per year.

        Thrombin qualification expenses were $486,000 for the quarter ended March 31, 2005 and $0 for the quarter ended March 31, 2004. We have now incurred a total of $696,000 of expenses of the total estimated expense of $3.7 million associated with qualifying the new source of thrombin to be incurred over the next two years. We also estimate that there will be approximately $400,000 of capital expenditures for this project and approximately $3.0 million of thrombin inventory purchases from our new supplier towards the end of 2005 for use in products sold starting in 2007. We remain on plan to qualify and receive approval for our new thrombin by the first quarter of 2007 which should allow us to participate directly in the $200 million annual market for thrombin and thrombin-based surgical hemostats.

        Clinical and regulatory expenses increased 14% to $442,000 for the quarter ended March 31, 2005 from $389,000 for the quarter ended March 31, 2005. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. The increase is the result of our increased activity with the completion of our D-Stat Flowable “Pocket Protector” clinical study and our D-Stat Dry marketing clinical study. We expect clinical and regulatory expenses to be in the range of $500,000 to $600,000 per quarter in 2005.

        Sales and marketing expenses increased 19% to $3,090,000 for the quarter ended March 31, 2005 from $2,601,000 for the quarter ended March 31, 2004. This increase was primarily due to increased headcount in our direct sales force, which went from 48 field employees as of March 31, 2004 to 56 field employees as of March 31, 2005. We anticipate that sales and marketing expenses will be between $3.2 million and $3.5 million per quarter for the remainder of 2005, as we plan to add up to 10 additional new field sales employees by the end of 2005.

        General and administrative expenses increased 13% to $587,000 for the quarter ended March 31, 2005 from $521,000 for the quarter ended March 31,2004. The increase was principally the result of legal fees related to the Diomed intellectual property litigation (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q) and increased accounting and tax services. We expect to incur approximately $50,000 in legal fees per quarter related to the Diomed litigation. We currently anticipate that general and administrative expenses will be approximately $550,000 to $650,000 per quarter in 2005.

        Amortization of purchased technology was $54,000 for the quarter ended March 31, 2005, which is unchanged from the quarter ended March 31, 2005. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. in 2002. We allocated $870,000 of the acquisition price to purchased technology and are amortizing the amount over four years.

        Interest income increased to $34,000 for the quarter ended March 31, 2005 from $12,000 for the quarter ended March 31, 2004, primarily as a result of an increased cash balance and higher interest rates.

Income Taxes

        We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

        As of March 31, 2005, we had approximately $58.3 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of March 31, 2005, we also had federal and state research and development tax credit carryforwards of approximately $1.7 million which begin to expire in the year 2013. As of March 31, 2005, we also had a foreign tax loss carryforward of approximately $2.3 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

Liquidity and Capital Resources

        We have financed all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through March 31, 2005, we have sold capital stock generating aggregate net proceeds of approximately $76.7 million. At March 31, 2005, we had $7,248,000 in cash, cash equivalents on-hand compared to $7,184,000 at December 31, 2004.

        During the quarter ended March 31, 2005, we gained $145,000 from operating activities. The cash gained in operating activities was primarily used to fund our net loss for the period of $289,000, an increase in accounts receivable of $296,000 and a decrease in accounts payable of $101,000. The preceding were offset by depreciation and amortization of $185,000, an increase in accrued expenses of $170,000, a decrease in inventories of $366,000 and a decrease in prepaid expenses of $105,000. The increase in accounts receivable and decrease in inventory were due to increased sales. The decrease in prepaid expenses, the decrease in accounts payables and increase in accrued liabilities were the result of timing of payments. During the quarter ended March 31, 2005, we had capital purchased of $126,000 and we generated $102,000 in financing activities through the exercise of stock options.

        During the fourth quarter of 2004, we renewed our credit facility with Silicon Valley Bank and increased the line of credit to $5.0 million. The line of credit has a 12 month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The line of credit includes two covenants: minimum tangible net worth of $11.0 million and a liquidity coverage of not less than 1.25 to 1.00. We were in compliance with these covenants at March 31, 2005. As of March 31, 2005, we had no outstanding balance on the line of credit balance and the availability was $3.3 million.

        We purchase our requirements for thrombin (a component in the Duett and in all of the D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expires on May 29, 2005. During the remainder of 2005 and the first part of 2006, we intend to purchase and take delivery of approximately $3 million of thrombin to benefit from the pricing provisions of the agreement. We believe that these purchases will satisfy our thrombin requirements for all of 2005 and 2006. We have executed a supply agreement for a new source of thrombin, which we plan to fully qualify and bring through the regulatory process over the next two years at a cumulative cost of approximately $3.7 million in development and qualification expenditures and approximately $400,000 in capital expenditures. We also expect to purchase approximately $3.0 million of thrombin from our new supplier at the end of 2005. With these planned actions, we expect our inventory to peak at approximately $8.0 million at the end of 2005, and then decrease throughout all of 2006 as no additional thrombin is purchased. This investment, while substantial, is within our projected capital resources and will allow us to introduce new thrombin-based products as well as control our long term cost of thrombin.

        We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

        We currently anticipate that we will continue to experience positive cash flow from our normal operating activities, excluding requirements associated with our new supply of thrombin. We currently believe that our working capital of $11,653,000 and anticipated cash from product sales will be sufficient to meet all of our operating and capital requirements, including our thrombin inventory purchases under our current thrombin supply contract and our costs associated with the new supply of thrombin. However, our actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; and other factors.

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

Inventory

        We state our inventory at the lower of cost (first-in, first-out method) or market. We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory based upon historical experience and forecasted demand. At March 31, 2005, this reserve was $410,000, compared to $430,000 at December 31, 2004. Our reserve requirements could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.

Revenue Recognition

        We recognize revenue upon shipment of products to customers, net of estimated returns. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At March 31, 2005, this reserve was $25,000, which is an increase of $5,000 from December 31, 2004. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At March 31, 2005, this reserve was $110,000, which is a decrease of $50,000 from December 31, 2004. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. For the quarter ended March 31, 2005, we recorded a $26.7 million valuation allowance related to our net deferred tax assets of $26.7 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

        The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, the qualification of a new source of thrombin, defense of patent infringement lawsuits, adoption of our new products, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004. This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. We maintain our accounts for cash and cash equivalents principally at one major bank and one investment firm in the United States. We have a formal written investment policy that permits only the placement of investments to issuers evaluated as creditworthy. We have not experienced any losses on our deposits of our cash and cash equivalents.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 19934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls.

        During the fiscal quarter ended March 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringes on a single patent held by Diomed, Inc. and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. On April 12, 2005, the Judge entered a Memorandum and Order on Claims Construction from the Markman hearing phase of the litigation. In the Order, the Judge held that in order to violate the Diomed patent, a competing method must deliberately put the tip of the laser fiber in physical contact with the wall of the vein, must drain blood from the vein, must compress the vein and must maintain vein wall contact as the laser energy is delivered. We believe that our Vari-Lase products are not used in this method, and thus we do not believe that the litigation has merit. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss, if any.

        From time to time we are involved in legal proceedings arising in the normal course of our business. As of the date of this report we are not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Not applicable

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on April 19, 2005, at which time seven nominees were elected to the Board of Directors for one-year terms and the appointment of Virchow, Krause & Company, LLP as the independent auditors of the Company was ratified. Proxies for the Company were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to management’s solicitations. All nominees for directors as listed in the proxy statement were elected.

The voting results were as follows:

			Broker
	For	Against	Withheld	Non-Votes
Election of Directors:
Paul O’Connell	13,463,392	0	52,176	0
James Jacoby, Jr.	13,485,792	0	29,776	0
Michael Kopp	13,487,092	0	28,476	0
John L. Erb	13,486,292	0	29,276	0
Gary S. Dorfman	13,482,592	0	32,976	0
Richard Nigon	13,469,192	0	46,376	0
Howard Root	13,341,278	0	174,290	0

Approval of Independent Auditors	13,453,712	28,617	33,239	0

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.2 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.2	Form of warrant dated January 31 and February 14, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.2 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.3	Form of warrant dated December 29, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.3 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.4	Amended and Restated Investors’ Rights Agreement dated December 9, 1998, by and between Vascular Solutions, Inc. and the purchasers of Series A and Series B preferred stock (incorporated by reference to Exhibit 4.4 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.1	Sublease Agreement dated March 31, 2005 by and between Insignia Systems, Inc. and Vascular Solutions, Inc.
10.2	Consent Agreement dated March 31, 2005 by and between IRET – Plymouth, LLC as Landlord, Insignia Systems, Inc. as Tenant and Vascular Solutions, Inc. as Subtenant.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.
Date: April 22, 2005	By:	/s/ Howard Root

Howard Root Chief Executive Officer and Director (principal executive officer)
	By:	/s/ James Hennen

James Hennen Chief Financial Officer (principal financial and accounting officer)