Form 10-Q
period 2005-06-30
VASCULAR SOLUTIONS INC
filed 2005-07-22
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 0-27605

VASCULAR SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1859679 (IRS Employer Identification No.)

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
Yes   [X]    No   [   ]

The registrant had 14,575,768 shares of common stock, $.01 par value per share, outstanding as of July 15, 2005.

VASCULAR SOLUTIONS, INC.

PART 1.   FINANCIAL INFORMATION

Item 1.    Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$7,047,221	$7,183,891
Accounts receivable, net of reserves of $160,000 and $180,000 in
2005 and 2004, respectively	4,301,179	3,533,857
Inventories	3,750,984	3,658,836
Prepaid expenses	533,584	588,638

Total current assets	15,632,968	14,965,222

Property and equipment, net	1,486,544	1,374,146
Intangible assets, net	373,845	482,595

Total assets	$17,493,357	$16,821,963

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$869,114	$856,613
Accrued compensation	1,526,663	1,612,684
Accrued expenses	938,735	663,017

Total current liabilities	3,334,512	3,132,314

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 14,574,648 – 2005;
14,350,937 – 2004	145,746	143,509
Additional paid-in capital	77,474,726	76,675,125
Other	(17,720)	100,992
Accumulated deficit	(63,443,907)	(63,229,977)

Total shareholders’ equity	14,158,845	13,689,649

Total liabilities and shareholders’ equity	$17,493,357	$16,821,963

See accompanying notes.

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net sales	$8,078,668	$5,275,220	$15,353,109	$9,734,440
Cost of goods sold	2,307,586	1,602,436	4,366,040	3,018,917

Gross profit	5,771,082	3,672,784	10,987,069	6,715,523
Operating expenses:
Research and development	964,705	816,807	1,844,555	1,805,168
Clinical and regulatory	535,447	497,942	977,278	886,481
Sales and marketing	3,380,174	2,829,065	6,469,889	5,430,203
General and administrative	663,658	495,669	1,250,430	1,017,024
Thrombin qualification	139,270	—	625,582	—
Amortization of purchased technology	54,375	54,375	108,750	108,750

Total operating expenses	5,737,629	4,693,858	11,276,484	9,247,626

Operating income (loss)	33,453	(1,021,074)	(289,415)	(2,532,103)
Interest income	41,767	22,215	75,485	34,157

Net income (loss)	$75,220	$(998,859)	$(213,930)	$(2,497,946)

Net income (loss) per share – basic	$0.01	$(0.07)	$(0.01)	$(0.18)

Weighted average shares outstanding –
basic	14,479,628	14,076,731	14,427,074	13,651,154

Net income (loss) per share – diluted	$0.00	$(0.07)	$(0.01)	$(0.18)

Weighted average shares outstanding –
diluted	15,599,828	14,076,731	14,427,074	13,651,154

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Operating activities
Net income (loss)	$75,220	$(998,859)	$(213,930)	$(2,497,946)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	125,032	113,000	255,355	216,395
Amortization	54,375	54,375	108,750	108,750
Deferred compensation expense	5,322	3,028	10,645	5,123
Changes in operating assets and liabilities:
Accounts receivable, net	(471,041)	(404,484)	(767,322)	(793,856)
Inventories	(458,445)	226,401	(92,148)	(615,309)
Prepaid expenses	(49,600)	101,844	55,054	227,136
Accounts payable	113,777	(612,533)	12,501	(152,489)
Accrued compensation and expenses	19,276	243,379	189,697	349,083

Net cash provided by (used in) operating
activities	(586,084)	(1,273,849)	(441,398)	(3,153,113)

Investing activities
Purchase of property and equipment, net	(241,852)	(289,501)	(367,753)	(625,022)
Proceeds from sales of securities	—	1,502,938	—	2,507,786

Net cash provided by (used in) investing
activities	(241,852)	1,213,437	(367,753)	1,882,764

Financing activities
Proceeds from exercise of stock options and sale of
stock, net of expenses	699,614	304,780	801,838	5,980,912

Net cash provided by financing
activities	699,614	304,780	801,838	5,980,912

Effect of exchange rate changes on cash and
cash equivalents	(72,315)	(17,053)	(129,357)	(30,091)

Increase (decrease) in cash and cash
equivalents	(200,637)	227,315	(136,670)	4,680,472
Cash and cash equivalents at beginning of
period	7,247,858	7,318,070	7,183,891	2,864,913

Cash and cash equivalents at end of period	$7,047,221	$7,545,385	$7,047,221	$7,545,385

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all fiscal years beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company is currently evaluating the impact of SFAS 123R on its financial position and results of operations. See Note 3 for information related to the pro forma effects on the Company’s reported net income (loss) and net income (loss) per common share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(3)	Stock Based Compensation

At June 30, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income (loss), as reported	$75,220	$(998,859)	$(213,930)	$(2,497,946)
Deduct: Total stock-based employee and
director compensation expense
determined under fair-value-based
method for all awards	(603,511)	(610,396)	(881,025)	(785,517)

Pro forma net loss	$(528,291)	$(1,609,255)	$(1,094,955)	$(3,283,463)

Net income (loss) per share:

Basic income (loss) – as reported	$0.01	$(0.07)	$(0.01)	$(0.18)

Basic income (loss) – pro forma	$(0.04)	$(0.11)	$(0.08)	$(0.24)

Diluted income (loss) – as reported	$0.00	$(0.07)	$(0.01)	$(0.18)

Diluted income (loss) – pro forma	$(0.04)	$(0.11)	$(0.08)	$(0.24)

(4)	Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation. Comprehensive income (loss) for the three and six months ended June 30, 2005 and June 30, 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income (loss)	$75,220	$(998,859)	$(213,930)	$(2,497,946)
Foreign currency translation adjustments	(72,315)	(17,053)	(129,357)	(30,091)

Comprehensive income (loss)	$2,905	$(1,015,912)	$(343,287)	$(2,528,037)

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(5)	Revenue Recognition

In the United States and Germany, the Company sells its products directly to hospitals and clinics. Revenue is recognized in accordance with generally accepted accounting principles as outlined in the Security and Exchange Commission’s Staff Accounting Bulletin No. 104 “Revenue Recognition,” which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

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

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	June 30, 2005	December 31, 2004
	(unaudited)

Raw materials	$2,440,641	$2,378,619
Work-in process	492,978	221,547
Finished goods	817,365	1,058,670

	$3,750,984	$3,658,836

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(7)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At June 30, 2005 and December 31, 2004, the allowance for doubtful accounts was $120,000 and $160,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At June 30, 2005 and December 31, 2004, the sales and return allowance was $40,000 and $20,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $160,000 and $180,000 at June 30, 2005 and December 31, 2004, respectively.

(8)	Concentrations of Credit and Other Risks

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 5% of gross accounts receivable as of June 30, 2005 and December 31, 2004, respectively. There have been no material losses on customer receivables.

Sales by geographic destination as a percentage of total net sales for the six months ended June 30, 2005 and 2004 were 88% and 89% in the United States, respectively, and 12% and 11% in international markets, respectively. No single customer represented greater than 5% of the total net sales for the three and six months ended June 30, 2005 and 2004.

(9)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases their requirements for thrombin (a component in the Duett and D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc (King). The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expired on May 29, 2005. In anticipation of the agreement expiring, the Company submitted purchase orders to King for approximately $3 million of thrombin to benefit from the pricing provisions of the agreement. The Company expects the thrombin to be delivered during the remainder of 2005 and the first part of 2006. The Company believes that these purchases will satisfy its thrombin requirements for 2005 and 2006.

Sigma

On October 18, 2004, the Company entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to the Company. Pursuant to the terms of the agreement, the Company will be paying for certain development costs of Sigma to allow Sigma to produce thrombin. The payments are based on certain milestones over a two year period. The contract terminates after ten years and is automatically extended for up to five additional successive one year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for the Company under the agreement in or as a component of a hemostatic product for medical use. The Company does not have any minimum purchase requirements under the agreement; however, if the Company purchases less than three lots of thrombin in any year then (i) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (ii) Sigma will have the right to terminate the agreement on 30 days’ notice.

The Sigma contract is part of the Company’s plan to fully qualify a new source of thrombin and to bring the new thrombin through the regulatory process to be used in the Company’s hemostatic products starting in 2007. The cost’s associated with the Sigma agreement are part of the Company’s total estimated expenditures of $7.5 million (including the payments to Sigma) to complete this project. The costs incurred as of June 30, 2005 are as follows:

	Incurred (as of June 30, 2005)	Total Estimated
Qualification expenses	$0.8 million	$3.7 million
Capital equipment	0.1 million	0.8 million
Purchase of thrombin inventory	—	3.0 million

	$0.9 million	$7.5 million

The purchase of the $3.0 million in thrombin is expected to be used in the Company’s hemostat products starting in 2007.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(10)	Shareholder’s Equity

On March 9, 2004, we sold 888,900 shares of our common stock at an offering price of $6.75 per share for net proceeds of $5.6 million in a private placement.

(11)	Reclassification

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Vascular Solutions, Inc. (we, us or Vascular) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. We were incorporated in the state of Minnesota in December 1996, and we began operations in February 1997. Our current product line consists of the following medical devices:

•	D-Stat Dry™ hemostatic bandage, a topical pad with a bandage used to control surface bleeding,
•	Pronto™ extraction catheter, a mechanical system for the removal of soft thrombus from arteries,
•	Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,
•	Duett™ sealing device, used to seal the puncture site following catheterization procedures,
•	D-Stat® Flowable hemostat, a thick, yet flowable, mixture used to control bleeding,
•	ThrombiGel™ hemostat, a resorbable version of our D-Stat Dry,
•	Langston™ dual lumen catheters, used to measure intravascular pressure gradients,
•	MAX-Support™ abdominal retraction belt, used to allow femoral access in obese patients, and
•	Acolysis® ultrasound (international only), a treatment for peripheral occlusive arterial disease.

As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices, and then deliver these products directly to the physician through our direct domestic sales force and our international distribution network.

        We currently have in development several additional products that leverage our existing infrastructure to bring additional solutions to the interventional cardiologist and interventional radiologist. Additional products that we expect to gain regulatory clearance and market launch before the end of 2005 in the United States include the Skyway™ support catheter and the Twin-Pass™ dual access catheter, both specialty-purpose catheters designed for interventional cardiology which address market opportunities we estimate at between $1 million and $5 million per year.

Results of Operations

Three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004

        Net sales increased 53% to $8,079,000 for the quarter ended June 30, 2005 from $5,275,000 for the quarter ended June 30, 2004. Approximately 87% of our net sales for the quarter ended June 30, 2005 were to customers in the United States and 13% of our net sales were to customers in international markets. Net sales increased 58% to $15,353,000 for the six months ended June 30, 2005 from $9,734,000 for the six months ended June 30, 2004. Approximately 88% of our net sales for the six months ended June 30, 2005 were to customers in the United States and 12% of our net sales were to customers in international markets. Net sales by product category were as follows:

•

Net sales of the D-Stat Dry hemostatic bandage were $3,385,000 for the quarter ended June 30, 2005, compared to $2,105,000 in the second quarter of 2004, a 61% increase. Net sales of the D-Stat Dry hemostatic bandage were $6,518,000 for the six months ended June 30, 2005, compared to $3,770,000 in the six month period ended June 30, 2004, a 73% increase. Through June 30, 2005, we have sold our D-Stat Dry to 734 interventional cardiology and interventional radiology labs in the United States.

•

Net sales of the Pronto extraction catheter were $1,645,000 for the quarter ended June 30, 2005, compared to net sales of $697,000 in the second quarter of 2004, a 136% increase. Net sales of the Pronto extraction catheter were $2,926,000 for the six months ended June 30, 2005, compared to net sales of $1,091,000 in the six month period ending June 30, 2004, a 168% increase. Through June 30, 2005, we have sold our Pronto to 641 interventional cardiology and interventional radiology labs in the United States.

•

Net sales of our Vari-Lase product line increased to $1,184,000 for the quarter ended June 30, 2005 compared to net sales of $431,000 in the quarter ended June 30, 2005, a 175% increase. Net sales of our Vari-Lase product line increased to $2,076,000 for the six months ended June 30, 2005 compared to net sales of $802,000 in the six month period ended June 30, 2004, a 159% increase. Through June 30, 2005, we have sold our Vari-Lase products to 248 accounts.

•

Net sales of the D-Stat Flowable increased to $513,000 for the quarter ended June 30, 2005 from $370,000 for the quarter ended June 30, 2004, a 39% increase. Net sales of the D-Stat Flowable increased to $974,000 for the six months ended June 30, 2005 from $701,000 for the six months ended June 30, 2004, a 39% increase.

•

Net sales of our Duett sealing device decreased to $1,045,000 for the quarter ended June 30, 2005 from $1,604,000 for the quarter ended June 30, 2004, a 35% decrease. Net sales of our Duett sealing device decreased to $2,303,000 for the six months ended June 30, 2005 from $3,265,000 for the six months ended June 30, 2004, a 29% decrease. We continue to believe that our Duett business will represent a substantial but declining percentage of our on-going sales as our focus is on “harvesting” this product line. A total of 115 accounts purchased the Duett sealing device in the second quarter 2005.

•

Net sales of our other products were $307,000 for the quarter ended June 30, 2005, compared to $69,000 for the quarter ended June 30, 2004, a 345% increase. Net sales of our other products were $557,000 for the six months ended June 30, 2005, compared to $105,000 for the six months ended June 30, 2004, a 430% increase.

        Gross profit as a percentage of net sales increased to 71.4% for the quarter ended June 30, 2005 from 69.6% for the quarter ended June 30, 2004. Gross profit as a percentage of net sales increased to 71.6% for the six months ended June 30, 2005 from 69.0% for the six months ended June 30, 2004. The increase was the result of the change in the selling mix of our products, increased volume and related manufacturing efficiencies. The D-Stat Dry and Pronto now account for 42% and 19%, respectively, of our net sales for the six month period ended June 30, 2005. The D-Stat Dry has a gross margin in excess of 80% and the Pronto has a gross margin in excess of 75%. We expect gross margins to hold steady in 2005 and finish the year in the range of 71% to 73%.

        Research and development expenses increased 18% to $965,000 for the quarter ended June 30, 2005 from $817,000 for the quarter ended June 30, 2004. Research and development expenses increased 2% to $1,845,000 for the six months ended June 30, 2005 from $1,805,000 for the six months ended June 30, 2004. Research and development expenses fluctuate due to outside project spending. We expect our normal research and development expenses to remain relatively steady for the remainder of 2005 in the range of $800,000 to $1,000,000 per quarter as we continue to pursue additional new products at an expected rate of approximately two new products per year.

        Thrombin qualification expenses were $139,000 for the quarter ended June 30, 2005 and $0 for the quarter ended June 30, 2004. Thrombin qualification expenses were $626,000 for the six months ended June 30, 2005 and $0 for the six months ended June 30, 2004. We have now incurred a total of $836,000 of expenses of the total estimated expense of $3.7 million associated with qualifying the new source of thrombin to be incurred in the remainder of 2005 and 2006. We also estimate that there will be approximately $800,000 of capital expenditures for this project and approximately $3.0 million of thrombin inventory purchases from our new supplier towards the end of 2005 and the beginning of 2006 for use in products sold starting in 2007. We remain on plan to qualify and receive approval to use our new thrombin in our existing thrombin-based products by the first quarter of 2007.

        Clinical and regulatory expenses increased 7% to $535,000 for the quarter ended June 30, 2005 from $498,000 for the quarter ended June 30, 2004. Clinical and regulatory expenses increased 10% to $977,000 for the six months ended June 30, 2005 from $886,000 for the six months ended June 30, 2004. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. The increase is the result of our increased activity with the completion of our D-Stat Flowable “Pocket Protector” clinical study and our D-Stat Dry marketing clinical study. We expect clinical and regulatory expenses to be in the range of $550,000 to $650,000 per quarter for the remainder of 2005.

        Sales and marketing expenses increased 19% to $3,380,000 for the quarter ended June 30, 2005 from $2,829,000 for the quarter ended June 30, 2004. Sales and marketing expenses increased 19% to $6,470,000 for the six months ended June 30, 2005 from $5,430,000 for the six months ended June 30, 2004. This increase was primarily due to increased headcount in our United States direct sales force, which went from 45 field employees as of June 30, 2004 to 64 field employees as of June 30, 2005. We anticipate that sales and marketing expenses will be between $3.3 million and $3.7 million per quarter for the remainder of 2005.

        General and administrative expenses increased 34% to $664,000 for the quarter ended June 30, 2005 from $496,000 for the quarter ended June 30, 2004. General and administrative expenses increased 23% to $1,250,000 for the six months ended June 30, 2005 from $1,017,000 for the six months ended June 30, 2004. The increase was principally the result of legal fees related to the Diomed intellectual property litigation (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q), as our legal fees increased $109,000 in the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004. Looking forward, we expect to incur approximately $50,000 in legal fees per quarter related to the Diomed litigation. We currently anticipate that general and administrative expenses will be approximately $600,000 to $700,000 per quarter for the remainder of 2005.

        Amortization of purchased technology was $54,000 for the quarter ended June 30, 2005, which is unchanged from the quarter ended June 30, 2004. Amortization of purchased technology was $109,000 for the six months ended June 30, 2005, which is unchanged from the six months ended June 30, 2004. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. in 2002. We allocated $870,000 of the acquisition price to purchased technology and are amortizing the amount over four years.

        Interest income increased to $42,000 for the quarter ended June 30, 2005 from $22,000 for the quarter ended June 30, 2004. Interest income increased to $75,000 for the six months ended June 30, 2005 from $34,000 for the six months ended June 30, 2004, primarily as a result of higher interest rates.

Income Taxes

        We have not generated any pre-tax income to date and therefore have not paid any federal income taxes since inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

        As of June 30, 2005, we had approximately $58.3 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of June 30, 2005, we also had federal and state research and development tax credit carryforwards of approximately $1.8 million which begin to expire in the year 2013. As of June 30, 2005, we also had a foreign tax loss carryforward of approximately $2.3 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

Liquidity and Capital Resources

        We have financed all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through June 30, 2005, we have sold capital stock generating aggregate net proceeds of approximately $77.4 million. At June 30, 2005, we had $7,047,000 in cash and cash equivalents on-hand compared to $7,184,000 at December 31, 2004.

        During the quarter ended June 30, 2005, we used $586,000 to fund operating activities. The cash used in operating activities was primarily used to fund an increase in accounts receivable of $471,000 and an increase in inventory of $458,000. The preceding were offset by depreciation and amortization of $179,000, an increase in accounts payable of $114,000 and net income of $75,000. The increase in accounts receivable was the result of increased sales. The increase in inventory was the result of our planned increase in thrombin purchases to build our supply of thrombin to be used in the remainder of 2005 and 2006. During the quarter ended June 30, 2005, we incurred capital expenditures in the amount of $242,000 and we generated $700,000 in financing activities through the sale of common stock upon the exercise of outstanding stock options and issuances under employee stock plans.

        During the fourth quarter of 2004, we renewed our credit facility with Silicon Valley Bank and increased the line of credit to $5.0 million. The line of credit has a 12 month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The line of credit includes two covenants: minimum tangible net worth of $11.0 million and a liquidity coverage of not less than 1.25 to 1.00. We were in compliance with these covenants at June 30, 2005. As of June 30, 2005, we had no outstanding balance on the line of credit balance and the availability was $3.6 million.

        We purchase our requirements for thrombin (a component in the Duett and in all of the D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expired on May 29, 2005. Prior to the expiration of the agreement, we issued purchase orders for approximately $3 million of thrombin to benefit from the pricing provisions of the agreement, which thrombin we expect to be delivered throughout 2005 and into 2006. We believe that these purchases will satisfy our thrombin requirements through at least the end of the first quarter of 2007. We have executed a supply agreement for a new source of thrombin, which we plan to fully qualify and bring through the regulatory process by the first quarter of 2007 at a cumulative cost of approximately $3.7 million in development and qualification expenditures and approximately $800,000 in capital expenditures. We also expect to purchase approximately $3.0 million of thrombin from our new supplier during the end of 2005 and the beginning of 2006. With these planned actions, we expect our thrombin inventory to peak at approximately $6.5 million at the end of 2005, and then decrease throughout all of 2006 as no additional thrombin is purchased. This investment, while substantial, is within our projected capital resources and we expect will allow us to introduce new thrombin-based products as well as control our long term cost of thrombin.

        We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

        We currently anticipate that we will continue to experience positive cash flow from our normal operating activities, excluding requirements associated with our new supply of thrombin. We currently believe that our working capital of $12,298,000 and anticipated cash from product sales will be sufficient to meet all of our operating and capital requirements, including our thrombin inventory purchases under our current thrombin supply contract and our costs associated with the new supply of thrombin. However, our actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; and other factors.

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

Inventory

        We state our inventory at the lower of cost (first-in, first-out method) or market. We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory based upon historical experience and forecasted demand. At June 30, 2005, this reserve was $400,000, compared to $430,000 at December 31, 2004. Our reserve requirements could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.

Revenue Recognition

        We recognize revenue upon shipment of products to customers, net of estimated returns. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At June 30, 2005, this reserve was $40,000, which is an increase of $20,000 from December 31, 2004. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At June 30, 2005, this reserve was $120,000, which is a decrease of $40,000 from December 31, 2004. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. At June 30, 2005, we recorded a $26.8 million valuation allowance related to our net deferred tax assets of $26.8 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls.

        During the fiscal quarter ended June 30, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

        On December 11, 2003, we and a non-officer employee of the Company were named as defendants in a lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that in marketing our Vari-Lase endovenous laser procedure kit we engaged in false advertising and infringed a registered trademark of Diomed. The complaint also alleges that our employee, who previously worked for a company that conducted business with Diomed, improperly utilized trade secrets of Diomed in developing our Vari-Lase procedure kit. The complaint requests monetary damages and an injunction on the sale of our Vari-Lase procedure kit. We believe that the allegations included in the complaint are wholly without merit and intend to defend this litigation vigorously. Our insurance carrier has accepted our tender of this claim and is paying for the expenses incurred in defending this lawsuit. On July 13, 2005, the court held a hearing on our motion for summary judgment, in which we sought dismissal of all claims. After questioning by the Court, the Diomed plaintiffs dismissed all of the trademark infringement and false advertising claims. The Court has taken under advisement our motion for summary judgment on the remaining claims, which relate to the trade secret allegations. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase procedure kit, or to estimate the amount or range of potential loss, if any.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

The information contained in Item 4 of Part II of our Form 10-Q for the quarter ended March 31, 2005 is incorporated herein be reference.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.2 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions' Registration Statement on Form S-1 (File No. 333-84089)).
4.2	Form of warrant dated January 31 and February 14, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.2 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.3	Form of warrant dated December 29, 1997 issued to representatives of Miller, Johnson & Kuehn, Incorporated (incorporated by reference to Exhibit 4.3 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.4	Amended and Restated Investors' Rights Agreement dated December 9, 1998, by and between Vascular Solutions, Inc. and the purchasers of Series A and Series B preferred stock (incorporated by reference to Exhibit 4.4 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.
Date: July 22, 2005	By:	/s/ Howard Root

Howard Root Chief Executive Officer and Director (principal executive officer)
	By:	/s/ James Hennen

James Hennen Chief Financial Officer (principal financial and accounting officer)