Form 10-Q
period 2005-09-30
VASCULAR SOLUTIONS INC
filed 2005-10-27
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes  ☒      No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No  ☒

The registrant had 14,595,978 shares of common stock, $.01 par value per share, outstanding as of October 21, 2005.

VASCULAR SOLUTIONS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

VASCULAR SOLUTIONS, INC.
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004

	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$6,174,542	$7,183,891
Accounts receivable, net of reserves of $160,000 and $180,000 in 2005 and 2004, respectively	4,643,029	3,533,857
Inventories	4,637,910	3,658,836
Prepaid expenses	726,478	588,638

Total current assets	16,181,959	14,965,222

Property and equipment, net	2,237,870	1,374,146
Intangible assets, net	319,470	482,595

Total assets	$18,739,299	$16,821,963

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,255,652	$856,613
Accrued compensation	2,022,089	1,612,684
Accrued expenses	1,211,585	663,017

Total current liabilities	4,489,326	3,132,314

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 14,594,978 – 2005;
14,350,937 – 2004	145,950	143,509
Additional paid-in capital	77,503,625	76,675,125
Other	(16,085)	100,992
Accumulated deficit	(63,383,517)	(63,229,977)

Total shareholders’ equity	14,249,973	13,689,649

Total liabilities and shareholders’ equity	$18,739,299	$16,821,963

See accompanying notes.

Note:  The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

	(unaudited)		(unaudited)

Net sales	$8,574,140	$5,973,517	$23,927,249	$15,707,958
Cost of goods sold	2,329,980	1,683,452	6,696,021	4,702,369

Gross profit	6,244,160	4,290,065	17,231,228	11,005,589

Operating expenses:
Research and development	864,850	745,890	2,709,404	2,551,058
Clinical and regulatory	556,594	504,546	1,533,872	1,391,027
Sales and marketing	3,566,092	2,848,645	10,035,981	8,278,848
General and administrative	754,650	581,283	2,005,080	1,598,307
Thrombin qualification	431,657	—	1,057,239	—
Amortization of purchased technology	54,375	54,375	163,125	163,125

Total operating expenses	6,228,218	4,734,739	17,504,701	13,982,365

Operating income (loss)	15,942	(444,674)	(273,473)	(2,976,776)
Interest income	44,448	7,264	119,933	41,421

Net income (loss)	$60,390	$(437,410)	$(153,540)	$(2,935,355)

Net income (loss) per share - basic	$0.00	$(0.03)	$(0.01)	$(0.21)

Net income (loss) per share - diluted	$0.00	$(0.03)	$(0.01)	$(0.21)

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004

	(unaudited)
Operating activities
Net loss	$(153,540)	$(2,935,355)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	411,665	345,235
Amortization	163,125	163,125
Deferred compensation expense	15,967	8,151
Changes in operating assets and liabilities:
Accounts receivable, net	(1,109,172)	(1,284,171)
Inventories	(979,074)	(805,566)
Prepaid expenses	(137,840)	(24,911)
Accounts payable	48,540	399,041
Accrued compensation and expenses	957,973	770,406

Net cash used in operating activities	(431,855)	(3,714,546)

Investing activities
Purchase of property and equipment, net	(1,275,391)	(820,884)
Proceeds from sales of securities	—	3,019,693

Net cash provided by (used in) investing activities	(1,275,391)	2,198,809

Financing activities
Proceeds from exercise of stock options and sale of stock, net of expenses	830,941	6,034,452

Net cash provided by financing activities	830,941	6,034,452

Effect of exchange rate changes on cash and cash equivalents	(133,044)	9,226

Increase (decrease) in cash and cash equivalents	(1,009,349)	4,527,941
Cash and cash equivalents at beginning of period	7,183,891	2,864,913

Cash and cash equivalents at end of period	$6,174,542	$7,392,854

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all fiscal years beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. The Company estimates the expense associated with SFAS 123R will be in the range of $1.3 million to $1.7 million in 2006. See Note 3 for information related to the pro forma effects on the Company’s reported net income (loss) and net income (loss) per common share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(3)	Stock Based Compensation

At September 30, 2005, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

	(unaudited)		(unaudited)

Net income (loss), as reported	$60,390	$(437,410)	$(153,540)	$(2,935,355)
Deduct: Total stock-based employee and director compensation expense determined under fair-value-based method for all awards	(318,351)	(211,620)	(1,202,122)	(993,330)

Pro forma net loss	$(257,961)	$(649,030)	$(1,355,662)	$(3,928,685)

Net income (loss) per share:

Basic income (loss) – as reported	$0.00	$(0.03)	$(0.01)	$(0.21)

Basic income (loss) – pro forma	$(0.02)	$(0.05)	$(0.09)	$(0.28)

Diluted income (loss) – as reported	$0.00	$(0.03)	$(0.01)	$(0.21)

Diluted income (loss) – pro forma	$(0.02)	$(0.05)	$(0.09)	$(0.28)

(4)	Net Income (Loss) per Share

Net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued and reduced by the number of shares the Company could have repurchased from the proceeds of the potentially dilutive shares. Potentially dilutive shares of common stock include stock options and warrants.

The following table sets forth the computation of net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

	(unaudited)		(unaudited)

Net income (loss)	$60,390	$(437,410)	$(153,540)	$(2,935,355)

Net income (loss) per share – basic	$0.00	$(0.03)	$(0.01)	$(0.21)

Net income (loss) per share – diluted	$0.00	$(0.03)	$(0.01)	$(0.21)

Weighted average common shares outstanding	14,578,560	14,197,756	14,478,124	13,834,685
Effect of dilutive stock options and warrants	1,091,805	—	—	—

Weighted average common shares outstanding and assumed conversions	15,670,365	14,197,756	14,478,124	13,834,685

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

The calculation of weighted average diluted shares outstanding excludes options for approximately 81,000 for the three months ended September 30, 2005 as the exercise price of those options was greater than the average market price for the period, resulting in an anti-dilutive effect on diluted net income per share.

(5)	Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation. Comprehensive income (loss) for the three and nine months ended September 30, 2005 and September 30, 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

	(unaudited)		(unaudited)

Net income (loss)	$60,390	$(437,410)	$(153,540)	$(2,935,355)
Foreign currency translation adjustments	(3,688)	39,317	(133,044)	9,226

Comprehensive income (loss)	$56,702	$(398,093)	$(286,584)	$(2,926,129)

(6)	Revenue Recognition

In the United States and Germany, the Company sells its products directly to hospitals and clinics. Revenue is recognized in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

In accordance with the Emerging Issues Task Force (EITF) issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of sales.

(7)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	September 30, 2005	December 31, 2004

	(unaudited)

Raw materials	$3,100,579	$2,378,619
Work-in process	696,688	221,547
Finished goods	840,643	1,058,670

	$4,637,910	$3,658,836

(8)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At September 30, 2005 and December 31, 2004, the allowance for doubtful accounts was $110,000 and $160,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At September 30, 2005 and December 31, 2004, the sales and return allowance was $50,000 and $20,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $160,000 and $180,000 at September 30, 2005 and December 31, 2004, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(9)	Concentrations of Credit and Other Risks

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 5% of gross accounts receivable as of September 30, 2005 and December 31, 2004, respectively. There have been no material losses on customer receivables.

Sales by geographic destination as a percentage of total net sales for the nine months ended September 30, 2005 and 2004 were 88% and 89% in the United States, respectively, and 12% and 11% in international markets, respectively. No single customer represented greater than 5% of the total net sales for the three and nine months ended September 30, 2005 and 2004, respectively.

(10)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the Duett and D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc (King). The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expired on May 29, 2005. In anticipation of the agreement expiring, the Company submitted purchase orders to King for approximately $3 million of thrombin to benefit from the pricing provisions of the agreement. The Company expects the thrombin to be delivered during the remainder of 2005 and the first part of 2006. The Company believes that these purchases will satisfy its thrombin requirements for 2005, 2006 and the first half of 2007.

Sigma

On October 18, 2004, the Company entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to the Company. Pursuant to the terms of the agreement, the Company will be paying for certain development costs of Sigma to allow Sigma to produce thrombin. The payments are based on certain milestones over a two year period. The initial contract term ends after ten years and is automatically extended for up to five additional successive one year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for the Company under the agreement in or as a component of a hemostatic product for medical use. The Company does not have any minimum purchase requirements under the agreement; however, if the Company purchases less than three lots of thrombin in any year then (i) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (ii) Sigma will have the right to terminate the agreement upon 30 days’ notice.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

The Sigma contract is part of the Company’s plan to fully qualify a new source of thrombin and to bring the new thrombin through the regulatory process to be used in the Company’s hemostatic products starting in 2007. The costs associated with the Sigma agreement are part of the Company’s total estimated expenditures of $7.4 million (including the payments to Sigma) to complete this project. The failure by us to complete our thrombin qualification project on time and on budget may affect our gross margins on our Duett, D-Stat Flowable and D-Stat Dry products and could therefore seriously harm our business.

The costs incurred as of September 30, 2005 are as follows:

	Incurred (as of September 30, 2005)	Total Estimated

Qualification expenses	$1.3 million	$4.1 million
Capital equipment	0.6 million	0.8 million
Purchase of thrombin inventory	—	2.5 million

	$1.9 million	7.4 million

The purchase of the $2.5 million in thrombin is expected to be used in the Company’s hemostat products starting in 2007.

(11)	Contingencies

The description of legal proceedings in Part II, Item 1, Legal Proceedings to this filing is incorporated herein by reference.

(12)	Shareholder’s Equity

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

  D-Stat Dry™ hemostatic bandage, a topical pad with a bandage used to control surface bleeding,
  Pronto™ extraction catheter, a mechanical system for the removal of soft thrombus from arteries,
  Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,
  Duett™ sealing device, used to seal the puncture site following catheterization procedures,
  D-Stat® Flowable hemostat, a thick, yet flowable, mixture used to control bleeding,
  ThrombiGel™ hemostat, a resorbable version of our D-Stat Dry,
  Langston™ dual lumen catheters, used to measure intravascular pressure gradients,
  MAX-Support™ abdominal retraction belt, used to allow femoral access in obese patients, and
  Acolysis® ultrasound (international only), a treatment for peripheral occlusive arterial disease.

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

Results of Operations

Three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004

        Net sales increased 44% to $8,574,000 for the quarter ended September 30, 2005 from $5,974,000 for the quarter ended September 30, 2004. Approximately 89% of our net sales for the quarter ended September 30, 2005 were to customers in the United States and 11% of our net sales were to customers in international markets. Net sales increased 52% to $23,927,000 for the nine months ended September 30, 2005 from $15,708,000 for the nine months ended September 30, 2004. Approximately 88% of our net sales for the nine months ended September 30, 2005 were to customers in the United States and 12% of our net sales were to customers in international markets. Net sales by product category were as follows:

●	Net sales of the D-Stat Dry hemostatic bandage were $3,661,000 for the quarter ended September 30, 2005, compared to $2,449,000 in the third quarter of 2004, a 49% increase. Net sales of the D-Stat Dry hemostatic bandage were $10,178,000 for the nine months ended September 30, 2005, compared to $6,218,000 in the nine month period ended September 30, 2004, a 64% increase. Through September 30, 2005, we have sold our D-Stat Dry to 819 interventional cardiology and interventional radiology labs in the United States.

●	Net sales of the Pronto extraction catheter were $1,686,000 for the quarter ended September 30, 2005, compared to net sales of $871,000 in the third quarter of 2004, a 94% increase. Net sales of the Pronto extraction catheter were $4,612,000 for the nine months ended September 30, 2005, compared to net sales of $1,961,000 in the nine month period ending September 30, 2004, a 135% increase. Through September 30, 2005, we have sold our Pronto to 722 interventional cardiology and interventional radiology labs in the United States.

●	Net sales of our Vari-Lase product line increased to $1,237,000 for the quarter ended September 30, 2005 compared to net sales of $763,000 in the quarter ended September 30, 2005, a 62% increase. Net sales of our Vari-Lase product line increased to $3,312,000 for the nine months ended September 30, 2005 compared to net sales of $1,565,000 in the nine month period ended September 30, 2004, a 112% increase. Through September 30, 2005, we have sold our Vari-Lase products to 278 accounts.

●	Net sales of the D-Stat Flowable increased to $590,000 for the quarter ended September 30, 2005 from $350,000 for the quarter ended September 30, 2004, a 69% increase. Net sales of the D-Stat Flowable increased to $1,565,000 for the nine months ended September 30, 2005 from $1,051,000 for the nine months ended September 30, 2004, a 49% increase.

●	Net sales of our Duett sealing device decreased to $909,000 for the quarter ended September 30, 2005 from $1,448,000 for the quarter ended September 30, 2004, a 37% decrease. Net sales of our Duett sealing device decreased to $3,212,000 for the nine months ended September 30, 2005 from $4,713,000 for the nine months ended September 30, 2004, a 32% decrease. We continue to believe that our Duett business will represent a substantial but declining percentage of our on-going sales as our focus is on “harvesting” this product line. A total of 91 accounts purchased the Duett sealing device in the third quarter 2005.

●	Net sales of our other products were $491,000 for the quarter ended September 30, 2005, compared to $93,000 for the quarter ended September 30, 2004, a 428% increase. Net sales of our other products were $1,048,000 for the nine months ended September 30, 2005, compared to $198,000 for the nine months ended September 30, 2004, a 429% increase.

        Gross profit as a percentage of net sales increased to 72.8% for the quarter ended September 30, 2005 from 71.8% for the quarter ended September 30, 2004. Gross profit as a percentage of net sales increased to 72.0% for the nine months ended September 30, 2005 from 70.1% for the nine months ended September 30, 2004. The increase was the result of the change in the selling mix of our products, increased volume and related manufacturing efficiencies. The D-Stat Dry and Pronto now account for 43% and 19%, respectively, of our net sales for the nine month period ended September 30, 2005. The D-Stat Dry has a gross margin in excess of 80% and the Pronto has a gross margin in excess of 75%. We expect gross margins to decrease slightly in the fourth quarter to approximately 70% as we plan on launching our Pronto V3, which has a lower margin than the original Pronto.

        Research and development expenses increased 16% to $865,000 for the quarter ended September 30, 2005 from $746,000 for the quarter ended September 30, 2004. Research and development expenses increased 6% to $2,709,000 for the nine months ended September 30, 2005 from $2,551,000 for the nine months ended September 30, 2004. Research and development expenses fluctuate due to outside project spending. We expect our normal research and development expenses to remain relatively steady for the final quarter of 2005 in the range of $800,000 to $1,000,000 as we continue to pursue additional new products at an expected rate of approximately two new products per year.

        Thrombin qualification expenses were $432,000 for the quarter ended September 30, 2005 and $0 for the quarter ended September 30, 2004. Thrombin qualification expenses were $1,057,000 for the nine months ended September 30, 2005 and $0 for the nine months ended September 30, 2004. We have now incurred a total of $1.3 million of expenses of the total estimated expense of $4.1 million associated with qualifying the new source of thrombin to be incurred in the remainder of 2005 and 2006. We expect our thrombin qualification expense for the final quarter of 2005 to be in the range of $800,000 to $1,000,000. We remain on plan to qualify and receive approval to use our new thrombin in our existing thrombin-based products by the first quarter of 2007.

        Clinical and regulatory expenses increased 10% to $557,000 for the quarter ended September 30, 2005 from $505,000 for the quarter ended September 30, 2004. Clinical and regulatory expenses increased 10% to $1,534,000 for the nine months ended September 30, 2005 from $1,391,000 for the nine months ended September 30, 2004. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. The increase is the result of our increased activity with the completion of our D-Stat Flowable “Pocket Protector” clinical study and our D-Stat Dry marketing clinical study. We expect clinical and regulatory expenses to be in the range of $550,000 to $650,000 for the final quarter of 2005.

        Sales and marketing expenses increased 25% to $3,566,000 for the quarter ended September 30, 2005 from $2,849,000 for the quarter ended September 30, 2004. Sales and marketing expenses increased 21% to $10,036,000 for the nine months ended September 30, 2005 from $8,279,000 for the nine months ended September 30, 2004. This increase was primarily due to increased headcount in our United States direct sales force, which went from 47 field employees as of September 30, 2004 to 64 field employees as of September 30, 2005. We anticipate that sales and marketing expenses will be between $3.5 million and $3.7 million in the final quarter of 2005.

        General and administrative expenses increased 30% to $755,000 for the quarter ended September 30, 2005 from $581,000 for the quarter ended September 30, 2004. General and administrative expenses increased 25% to $2,005,000 for the nine months ended September 30, 2005 from $1,598,000 for the nine months ended September 30, 2004. The increase was the result of increased head count and legal fees related to the Diomed intellectual property litigation (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q), as our legal fees increased $200,000 in the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004. Looking forward, we expect to incur approximately $100,000 in legal fees per quarter related to the Diomed and VNUS Medical litigation. We currently anticipate that general and administrative expenses will be approximately $650,000 to $750,000 in the final quarter of 2005.

        Amortization of purchased technology was $54,000 for the quarter ended September 30, 2005, which is unchanged from the quarter ended September 30, 2004. Amortization of purchased technology was $163,000 for the nine months ended September 30, 2005, which is unchanged from the nine months ended September 30, 2004. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. in 2002. We allocated $870,000 of the acquisition price to purchased technology and are amortizing the amount over four years.

        Interest income increased to $44,000 for the quarter ended September 30, 2005 from $7,000 for the quarter ended September 30, 2004. Interest income increased to $120,000 for the nine months ended September 30, 2005 from $41,000 for the nine months ended September 30, 2004, primarily as a result of higher interest rates.

Income Taxes

        We have not generated any fiscal year pre-tax income to date and therefore have not paid any federal income taxes since our inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

        As of September 30, 2005, we had approximately $57.9 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of September 30, 2005, we also had federal and state research and development tax credit carryforwards of approximately $1.9 million which begin to expire in the year 2013. As of September 30, 2005, we also had a foreign tax loss carryforward of approximately $2.5 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation. We performed a section 382 study during the third quarter 2005 on our federal net operating loss carryforward and we concluded that we will have no limitations on the net operating loss carryforward.

Liquidity and Capital Resources

        We have financed all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through September 30, 2005, we have sold capital stock generating aggregate net proceeds of approximately $77.4 million. At September 30, 2005, we had $6,175,000 in cash and cash equivalents on-hand compared to $7,184,000 at December 31, 2004.

        During the quarter ended September 30, 2005, we generated $10,000 in cash as a result of operating activities, we incurred capital expenditures in the amount of $908,000, and we generated $29,000 in financing activities through the sale of common stock upon the exercise of outstanding stock options and issuances under employee stock plans. The majority of the capital expenditures was for equipment related to our thrombin qualification process.

        We currently have a $5 million credit facility with Silicon Valley Bank. The line of credit has a 12 month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The line of credit includes two covenants: minimum tangible net worth of $11.0 million and a liquidity coverage of not less than 1.25 to 1.00. We were in compliance with these covenants at September 30, 2005. As of September 30, 2005, we had no outstanding balance on the line of credit balance and the availability was $4.2 million. We plan on renewing our line of credit during the fourth quarter of 2005.

        We purchase our requirements for thrombin (a component in the Duett and in all of the D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expired on May 29, 2005. Prior to the expiration of the agreement, we issued purchase orders for approximately $3 million of thrombin to benefit from the pricing provisions of the agreement, which thrombin we expect to be delivered throughout 2005 and into 2006. We believe that these purchases will satisfy our thrombin requirements through at least the end of the second quarter of 2007.

We have taken delivery of approximately $0.7 million of the $3.0 million of King thrombin through September 30, 2005. We have executed a supply agreement for a new source of thrombin, which we plan to fully qualify and bring through the regulatory process by the first quarter of 2007 at a cumulative cost of approximately $4.1 million in development and qualification expenditures and approximately $800,000 in capital expenditures. We also expect to purchase approximately $2.5 million of thrombin from our new supplier during the end of 2005 and the beginning of 2006. With these planned actions, we expect our thrombin inventory to peak at approximately $6.4 million at the end of the second quarter of 2006, and then decrease throughout the remainder of 2006 as no additional thrombin is purchased. This investment, while substantial, is within our projected capital resources and we expect will allow us to introduce new thrombin-based products as well as control our long term cost of thrombin. The failure by us to complete our thrombin qualification project on time and on budget may affect our gross margins on our Duett, D-Stat Flowable and D-Stat Dry products and could therefore seriously harm our business.

        We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

        We currently anticipate that we will continue to experience positive cash flow from our normal operating activities, excluding requirements associated with our new supply of thrombin. We currently believe that our working capital of $11,693,000 and anticipated cash from product sales will be sufficient to meet all of our operating and capital requirements, including our thrombin inventory purchases under our current thrombin supply contract and our costs associated with the new supply of thrombin. However, our actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; and other factors.

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

Inventory

        We state our inventory at the lower of cost (first-in, first-out method) or market. We record reserves for inventory shrinkage and for potentially excess, obsolete and slow moving inventory based upon historical experience and forecasted demand. At September 30, 2005, this reserve was $440,000, compared to $430,000 at December 31, 2004. Our reserve requirements could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.

Revenue Recognition

        We recognize revenue upon shipment of products to customers, net of estimated returns. We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At September 30, 2005, this reserve was $50,000, which is an increase of $30,000 from December 31, 2004. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At September 30, 2005, this reserve was $110,000, which is a decrease of $50,000 from December 31, 2004. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

        The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax assets to the amount that is more likely than not to be realized. At September 30, 2005, we recorded a $26.9 million valuation allowance related to our net deferred tax assets of $26.9 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in internal controls.

        During the fiscal quarter ended September 30, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

        On December 11, 2003, we and one of our non-officer employees were named as defendants in a lawsuit brought by Diomed, Inc. in the United States District Court for the District of Massachusetts. The complaint alleges that in marketing our Vari-Lase endovenous laser procedure kit we engaged in false advertising and infringed a registered trademark of Diomed. The complaint also alleges that our employee, who previously worked for a company that conducted business with Diomed, improperly utilized trade secrets of Diomed in developing our Vari-Lase procedure kit. The complaint requests monetary damages and an injunction on the sale of our Vari-Lase procedure kit. We believe that the allegations included in the complaint are wholly without merit and intend to defend this litigation vigorously. On July 13, 2005, the court held a hearing on our motion for summary judgment, in which we sought dismissal of all claims. After questioning by the Court, the Diomed plaintiffs dismissed all of the trademark infringement and false advertising claims. The Court has taken under advisement our motion for summary judgment on the remaining claims, which relate to the trade secret allegations. Our insurance carrier accepted our tender of this claim and has paid for the expenses incurred in defending this lawsuit. We have recently been notified that the insurance carrier is withdrawing coverage prospectively, effective November 6, 2005. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase procedure kit, or to estimate the amount or range of potential loss, if any.

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

        On October 13, 2005, we were named as one of three defendants in an intellectual property lawsuit brought by VNUS Medical Technologies, Inc. in the United States District Court for the Northern District of California. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringes on four patents held by VNUS Medical Technologies, Inc. and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensory ad treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. We are currently evaluating the merits of this claim. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss, if any.

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

VASCULAR SOLUTIONS, INC.

Date:	October 25, 2005	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director (principal executive officer)

		By:	/s/ James Hennen
James Hennen
Chief Financial Officer (principal financial and accounting officer)