Form 10-Q
period 2006-09-30
VASCULAR SOLUTIONS INC
filed 2006-10-23
CIK 1030206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The registrant had 15,093,749 shares of common stock, $.01 par value per share, outstanding as of October 20, 2006.

VASCULAR SOLUTIONS, INC.

PART 1.   FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$2,196,000	$4,282,000
Accounts receivable, net of reserves of $115,000 and $140,000 in 2006 and 2005, respectively	6,086,000	4,854,000
Inventories	7,573,000	6,962,000
Prepaid expenses	782,000	578,000
Total current assets	16,637,000	16,676,000

Property and equipment, net	3,514,000	2,955,000
Intangible assets, net	193,000	265,000
Total assets	$20,344,000	$19,896,000

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$800,000	$—
Accounts payable	1,180,000	2,898,000
Accrued compensation	2,198,000	1,196,000
Accrued expenses	1,316,000	1,695,000
Total current liabilities	5,494,000	5,789,000

Long-term debt, net of current portion	1,067,000	—

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 15,086,149 – 2006; 14,642,225 – 2005	151,000	147,000
Additional paid-in capital	79,367,000	77,793,000
Other	(68,000)	(42,000)
Accumulated deficit	(65,667,000)	(63,791,000)
Total shareholders’ equity	13,783,000	14,107,000
Total liabilities and shareholders’ equity	$20,344,000	$19,896,000

See accompanying notes.

Note: The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net sales	$10,955,000	$8,574,000	$31,818,000	$23,927,000
Cost of goods sold (1)	3,594,000	2,330,000	10,442,000	6,696,000
Gross profit	7,361,000	6,244,000	21,376,000	17,231,000

Operating expenses:
Research and development (1)	1,291,000	865,000	3,315,000	2,710,000
Clinical and regulatory (1)	694,000	556,000	1,893,000	1,534,000
Sales and marketing (1)	4,019,000	3,566,000	12,694,000	10,036,000
General and administrative (1)	942,000	755,000	2,830,000	2,005,000
Thrombin qualification	747,000	432,000	2,368,000	1,057,000
Amortization of purchased technology	—	54,000	73,000	163,000
Total operating expenses	7,693,000	6,228,000	23,173,000	17,505,000

Operating income (loss)	(332,000)	16,000	(1,797,000)	(274,000)

Other income (expenses)
Interest expense	(55,000)	—	(157,000)	—
Interest income	19,000	44,000	78,000	120,000

Net income (loss)	$(368,000)	$60,000	$(1,876,000)	$(154,000)

Net income (loss) per share – basic	$(0.02)	$0.00	$(0.13)	$(0.01)
Net income (loss) per share – diluted	$(0.02)	$0.00	$(0.13)	$(0.01)

(1) Includes stock-based compensation charges of:
Cost of goods sold	30,000	—	100,000	—
Research and development	49,000	—	149,000	—
Clinical and regulatory	22,000	—	71,000	—
Sales and marketing	87,000	—	319,000	—
General and administrative	90,000	—	268,000	—
	278,000	—	907,000	—

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(unaudited)
Operating activities
Net loss	$(1,876,000)	$(154,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	715,000	412,000
Amortization	73,000	163,000
Stock-based compensation	907,000	—
Deferred compensation expense	24,000	16,000
Loss on sale of property and equipment	19,000	—
Change in allowance for doubtful accounts	(25,000)	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,197,000)	(1,089,000)
Inventories	(601,000)	(979,000)
Prepaid expenses	(202,000)	(138,000)
Accounts payable	(1,719,000)	399,000
Accrued compensation and expenses	524,000	958,000
Net cash used in operating activities	(3,358,000)	(432,000)

Investing activities
Purchase of property and equipment	(1,322,000)	(1,275,000)
Proceeds received on disposition of property and equipment	27,000	—
Net cash used in investing activities	(1,295,000)	(1,275,000)

Financing activities
Proceeds from borrowings on long-term debt	2,000,000	—
Payments on long-term debt borrowings	(133,000)	—
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	659,000	831,000
Net cash provided by financing activities	2,526,000	831,000

Effect of exchange rate changes on cash and cash equivalents	41,000	(133,000)
(Decrease) in cash and cash equivalents	(2,086,000)	(1,009,000)
Cash and cash equivalents at beginning of period	4,282,000	7,184,000
Cash and cash equivalents at end of period	$2,196,000	$6,175,000

Supplemental disclosure of cash flow
Cash paid for interest	$141,000	$—

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, cancelled or vest. Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the three months ended September 30, 2006, were $278,000 and $0.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25. The net loss and net loss per share for the nine months ended September 30, 2006, were $907,000 and $0.06 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005 (unaudited)	Nine Months Ended September 30, 2005 (unaudited)

Net income (loss), as reported	$60,000	$(154,000)
Deduct: Total stock-based employee and director compensation expense determined under fair-value-based method for all awards	(318,000)	(1,202,000)
Pro forma net loss	$(258,000)	$(1,356,000)

Net income (loss) per share:
Basic income (loss) – as reported	$0.00	$(0.01)
Basic loss – pro forma	$(0.02)	$(0.09)
Diluted income (loss) – as reported	$0.00	$(0.01)
Diluted loss – pro forma	$(0.02)	$(0.09)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	September 30, 2006	September 30, 2005
Stock Options and Awards:
Expected life (years)	5.50	5.50
Expected volatility	54%	59%
Dividend yield	0%	0%
Risk-free interest rate	4.98%	4.03%

Employee Stock Purchase Plan:
Expected life (years)	2.00	2.00
Expected volatility	42%	59%
Dividend yield	0%	0%
Risk-free interest rate	5.05%	3.85%

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

The Company calculates expected volatility for stock options and awards using historical volatility as the Company believes the expected volatility will approximate historical volatility. The starting point for the historical period used is based on a material change in the Company’s operations that occurred in the third quarter of 2003. The Company estimates the forfeiture rate for stock options using 10% for key employees and 15% for non-key employees.

The Company calculates expected volatility for employee stock purchase plan shares using historical volatility over a two year period as the Company believes the expected volatility will approximate historical volatility. A two year period is used to coincide with the maximum two year offering period under the employee stock purchase plan.

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

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. On January 24, 2006 and July 21, 2006, the Company granted restricted shares to employees under the Stock Option Plan. The restricted shares vest over a four-year period based on the continuation of employment. Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Balance at December 31, 2005	—	—
Granted	166,000	5.42
Vested	—	—
Canceled	(15,000)	5.41
Balance at September 30, 2006	153,000	$5.41

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

As of September 30, 2006, there was $514,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.11 years. The Company used a discount factor of 30% to determine the fair value at the date of grant based on an analysis of the Company’s private placement offering completed in March 2004 and other illiquidity factors. The Company estimates the forfeiture rate for restricted stock using 10% for key employees and 15% for non-key employees.

On April 18, 2006, the Company granted stock options to its directors and non-employee medical advisors under the Stock Option Plan. The options issued to the Company’s directors vest over a one-year period based on the continuation of service as a director of the Company. The options issued to the Company’s medical advisors vest over a two-year period based on continued service in this capacity to the Company. Stock option activity is summarized as follows:

	Plan Options Outstanding	Exercise Price	Weighted Average Exercise Price

Balance at December 31, 2005	1,715,000	$0.78–$12.00	$4.83
Granted	74,000	7.88	7.88
Exercised	(198,000)	0.78–7.48	1.73
Canceled	(78,000)	0.78–9.46	7.58
Balance at September 30, 2006	1,513,000	$0.78–$12.00	$5.25

As of September 30, 2006, there was $519,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.87 years.

At September 30, 2006, a total of 1,838,119 shares were available for grant under the Stock Option Plan.

As of September 30, 2006, there was $157,000 of total unrecognized compensation costs related to the employee stock purchase plan, which is expected to be recognized over a weighted average period of 0.60 years.

(3)	Net Loss per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net loss per share for the three and nine months ended September 30, 2006 and 2005 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. For all periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding restricted stock, options and warrants is antidilutive.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

Weighted average common shares outstanding for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Weighted average shares outstanding –basic	14,941,404	14,578,560	14,872,838	14,478,124
Weighted average shares outstanding – diluted	14,941,404	15,670,365	14,872,838	14,478,124

(4)	Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation. Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net income (loss)	$(368,000)	$60,000	$(1,876,000)	$(154,000)
Foreign currency translation adjustments	6,000	(4,000)	(38,000)	(133,000)
Comprehensive income (loss)	$(362,000)	$56,000	$(1,914,000)	$(287,000)

(5)	Revenue Recognition

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

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	September 30, 2006	December 31, 2005
	(unaudited)

Raw materials	$4,651,000	$4,965,000
Work-in process	814,000	834,000
Finished goods	2,108,000	1,163,000
	$7,573,000	$6,962,000

(7)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At September 30, 2006 and December 31, 2005, the allowance for doubtful accounts was $60,000 and $110,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At September 30, 2006 and December 31, 2005, the sales and return allowance was $55,000 and $30,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $115,000 and $140,000 at September 30, 2006 and December 31, 2005, respectively.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 5% of gross accounts receivable as of September 30, 2006 or December 31, 2005. There have been no material losses on customer receivables.

Sales by geographic destination as a percentage of total net sales for the three month periods ending September 30, 2006 and 2005 were 87% and 89%, respectively, in the United States, and 13% and 11%, respectively, in international markets. Sales by geographic destination as a percentage of total net sales for the nine month periods ending September 30, 2006 and 2005 were both 88% in the United States, and both 12% in international markets. No single customer represented greater than 5% of the total net sales for the three and nine month periods ending September 30, 2006 and 2005.

(9)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the Duett and all of the D-Stat products) under a Purchase Agreement dated September 10, 1999 with a subsidiary of King Pharmaceuticals, Inc. (King). The agreement provides for the purchase of thrombin at a fixed price, with adjustments based on the supplier’s manufacturing costs and the supplier’s annual percentage increase in the wholesale price of thrombin. The agreement expired on May 29, 2005. In anticipation of the agreement expiring, the Company submitted purchase orders to King for approximately $3.5 million of thrombin to benefit from the pricing provisions of the agreement. Due to King’s supply constraints, the Company expects the remaining lots of thrombin under the accepted purchase orders totaling $1.0 million will be delivered in installments between January and November 2007. In September 2006, King agreed to allow the Company to submit additional purchase orders in 2007 for thrombin at the same price as thrombin purchased in the last year of the purchase agreement. The Company believes that purchase orders already accepted by King along with additional purchase orders the Company plans on submitting in 2007 will satisfy its thrombin requirements at least into the second half of 2009.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

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

The Sigma contract was the start of the Company’s plan to fully qualify a new source of thrombin and to bring the new thrombin through the regulatory process to be used in the Company’s hemostatic products. The costs associated with the Sigma agreement are part of the Company’s total estimated expenditures of $7.8 million (including the payments to Sigma) to complete the thrombin qualification project. In the second quarter of 2006, the Company increased its total estimated expenditures by $1 million due to increased costs associated with the required clinical study and the added costs of manufacturing and vialing one additional engineering lot of thrombin.

The costs and purchases incurred through September 30, 2006 and the total estimated costs and purchases for the thrombin qualification project (including costs and purchases already incurred) are as follows:

	Incurred (as of September 30, 2006)	Total Estimated

Qualification expenses	$4.2 million	$5.3 million
Capital equipment purchases	0.8 million	0.8 million
Thrombin inventory purchases	1.7 million	1.7 million
	$6.7 million	$7.8 million

(10)	Contingencies

The description of legal proceedings in Part II, Item 1 to this filing is incorporated herein by reference.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(11)	Long-term Debt

In 2005, the Company modified and extended the secured asset-based loan and security agreement dated December 31, 2003. In addition to the operating line of credit, the Company added an equipment line of credit. The operating line of credit is a one-year, $5,000,000 facility with availability based primarily on eligible customer receivables and inventory with an interest rate of prime plus 0.5%. As of September 30, 2006, the Company had no outstanding loan balance against the facility and the availability was $4,952,000.

On January 6, 2006, the Company executed a $2,000,000 advance on the equipment line of credit, discussed above. The advance is secured by various equipment acquired by the Company during the year ended December 31, 2005. The equipment line of credit is a three-year, $2,000,000 facility with an interest rate of prime plus 1.5%. The line of credit has 30 monthly payments of $67,000 which began in August 2006. On September 30, 2006 the Company had $1,867,000 outstanding on this equipment line of credit.

These lines of credit include two covenants: minimum tangible net worth of $12,000,000 through November 30, 2006, and $13,000,000 thereafter, and liquidity coverage of not less than 1.25 to 1.00. The Company was in compliance with these covenants at September 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vascular Solutions, Inc. (we, us or Vascular) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. Our principle product categories consist of the following:

•	D-Stat Dry™ hemostats, a topical pad with a bandage used to control surface bleeding,
•	Pronto™ extraction catheter, a mechanical system for the removal of soft thrombus from arteries,
•	Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,
•	Specialty catheters, a variety of catheters for clinical niches including the Langston™ dual lumen catheters, Twin-Pass™ dual access catheter and Skyway™ support catheters,
•	Access products used to gain percutaneous access to the vasculature,
•	D-Stat® Flowable hemostat, a thick, yet flowable, mixture used to control bleeding, and
•	Duett™ sealing device, used to seal the puncture site following catheterization procedures.

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
•

InnerChange micro-introducer catheter, a series of catheters that combines both a diagnostic catheter and a micro-introducer kit into a single product that will be used principally by interventional radiologists, and

•	GuideLiner catheter, a specialty-purpose catheter designed to provide back-up support to the guide catheter in difficult coronary procedures.

Results of Operations

Three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005

Net sales increased 28% to $10,955,000 for the quarter ended September 30, 2006 from $8,574,000 for the quarter ended September 30, 2005. Approximately 87% of our net sales for the quarter ended September 30, 2006 were to customers in the United States and 13% of our net sales were to customers in international markets. Net sales increased 33% to $31,818,000 for the nine months ended September 30, 2006 from $23,927,000 for the nine months ended September 30, 2005. Approximately 88% of our net sales for the nine months ended September 30, 2006 were to customers in the United States and 12% of our net sales were to customers in international markets. Net sales by product category were as follows:

•

Net sales of the D-Stat Dry hemostatic bandage were $4,205,000 for the quarter ended September 30, 2006 compared to $3,661,000 in the third quarter of 2005, a 15% increase. Net sales of the D-Stat Dry hemostatic bandage were $12,506,000 for the nine months ended September 30, 2006 compared to $10,178,000 in the nine month period ended September 30, 2005, a 23% increase.

•

Net sales of Pronto extraction catheters were $2,291,000 for the quarter ended September 30, 2006 compared to $1,686,000 in the third quarter of 2005, a 36% increase. Net sales of Pronto extraction catheters were $6,675,000 for the nine months ended September 30, 2006 compared to $4,612,000 in the nine month period ended September 30, 2005, a 45% increase.

•

Net sales of our Vari-Lase product line were $1,853,000 for the quarter ended September 30, 2006 compared to $1,070,000 in the third quarter of 2005, a 73% increase. Net sales of our Vari-Lase product line were $4,951,000 for the nine months ended September 30, 2006 compared to $2,902,000 in the nine month period ended September 30, 2005, a 71% increase.

•

Net sales of our specialty catheters (Langston, Twin-Pass and Skyway) were $715,000 for the quarter ended September 30, 2006 compared to $316,000 in the third quarter of 2005, a 126% increase. Net sales of the specialty catheters were $2,249,000 for the nine months ended September 30, 2006 compared to $633,000 in the nine month period ended September 30, 2005, a 256% increase. In September 2004 we launched the Langston dual lumen pigtail catheter, in February 2006 we launched the Twin-Pass dual lumen catheter, and in April 2006 we launched the Skyway support catheters.

•

Net sales of our Access products were $418,000 for the quarter ended September 30, 2006 compared to $167,000 in the third quarter of 2005, a 150% increase. Net sales of our Access products were $1,098,000 for the nine months ended September 30, 2006 compared to $410,000 in the nine month period ended September 30, 2005, a 168% increase.

•

Net sales of the D-Stat Flowable hemostat were $683,000 for the quarter ended September 30, 2006 compared to $590,000 in the third quarter of 2005, a 16% increase. Net sales of the D-Stat Flowable hemostat were $1,924,000 for the nine months ended September 30, 2006 compared to $1,565,000 in the nine month period ended September 30, 2005, a 23% increase.

•

Net sales of our Duett sealing device were $565,000 for the quarter ended September 30, 2006 compared to $909,000 in the third quarter of 2005, a 38% decrease. Net sales of our Duett sealing device were $1,828,000 for the nine months ended September 30, 2006 compared to $3,212,000 in the nine month period ended September 30, 2005, a 43% decrease. We expect Duett sales to continue to decline as we continue to harvest this product and focus on our newer, higher margin products.

•

Net sales of our other products were $225,000 for the quarter ended September 30, 2006 compared to $175,000 in the third quarter of 2005, a 29% increase. Net sales of our other products were $587,000 for the nine months ended September 30, 2006 compared to $415,000 in the nine month period ended September 30, 2005, a 41% increase.

Gross profit as a percentage of net sales decreased to 67% for the quarter ended September 30, 2006 from 73% for the quarter ended September 30, 2005. Gross profit as a percentage of net sales decreased to 67% for the nine months September 30, 2006 from 72% for the nine months September 30, 2005. We expect gross margins to continue to be in the range of 67% to 69% in the fourth quarter of 2006 as our selling mix changes. Our new V3 version of the Pronto extraction catheter has higher manufacturing costs than the original Pronto which affected the gross profit in the first nine months of 2006. The decrease in margin was also due to the new FAS 123R expense for stock-based compensation.

Research and development expenses increased 49% to $1,291,000 for the quarter ended September 30, 2006 from $865,000 for the quarter ended September 30, 2005. Research and development expenses increased 22% to $3,315,000 for the nine months ended September 30, 2006 from $2,710,000 for the nine months ended September 30, 2005. The increase was the result of our increased investment in research and development for new products in development and the new FAS 123R expense for stock-based compensation. In the third quarter we had an increase in the number of projects going through development activity, with the Twin-Pass 023 and the InnerChange expected to launch in the fourth quarter, and the Gopher and additional Pronto versions expected to launch in the first quarter of 2007. We expect our normal research and development expenses to be approximately 9% to 10% of sales for the fourth quarter of 2006 as we continue to pursue additional new products at an expected rate of approximately two new products per year and as we continue to move our longer-term development projects forward.

Clinical and regulatory expenses increased 25% to $694,000 for the quarter ended September 30, 2006 from $556,000 for the quarter ended September 30, 2005. Clinical and regulatory expenses increased 23% to $1,893,000 for the nine months ended September 30, 2006 from $1,534,000 for the nine months ended September 30, 2005. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. The increase was the result of increased Food and Drug Administration (FDA) fees, the new FAS 123R expense for stock-based compensation, increased translation services and an increase in the number of employees compared to 2005. We expect clinical and regulatory expenses to be approximately 6% to 8% of sales for the fourth quarter of 2006 as we continue to pursue additional clinical indications for our existing and new products.

Sales and marketing expenses increased 13% to $4,019,000 for the quarter ended September 30, 2006 from $3,566,000 for the quarter ended September 30, 2005. Sales and marketing expenses increased 26% to $12,694,000 for the nine months ended September 30, 2006 from $10,036,000 for the nine months ended September 30, 2005. The increase in sales and marketing expenses is the direct result of our increase in our direct sales force to 73 employees at September 30, 2006, compared to 69 at September 30, 2005, as well as the new FAS 123R expense for stock-based compensation. We expect to add between five and ten more field sales employees during 2006 to expand our geographic coverage of the United States. We expect our sales and marketing expenses to be approximately 37% to 39% of sales for the fourth quarter of 2006.

General and administrative expenses increased 25% to $942,000 for the quarter ended September 30, 2006 from $755,000 for the quarter ended September 30, 2005. General and administrative expenses increased 41% to $2,830,000 for the nine months ended September 30, 2006 from $2,005,000 for the nine months ended September 30, 2005. The increase was principally the result of legal fees related to the Diomed Holdings, Inc. and VNUS Medical Technologies, Inc. intellectual property litigations (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q), along with higher insurance, the new FAS 123R expense for stock-based compensation, and additional headcount. We expect general and administrative expenses to be approximately 8% to 10% of sales for the fourth quarter of 2006.

Thrombin qualification expenses were $747,000 for the quarter ended September 30, 2006 and $432,000 for the quarter ended September 30, 2005. Thrombin qualification expenses were $2,368,000 for the nine months ended September 30, 2006 and $1,057,000 for the nine months ended September 30, 2005. We expect the total remaining expenses associated with our qualification of the new source of thrombin to be approximately $1.1 million, with the majority of these expenses to be incurred in the fourth quarter of 2006 and first quarter of 2007.

There was no amortization of purchased technology for the quarter ended September 30, 2006 and $54,000 for the quarter ended September 30, 2005. Amortization of purchased technology was $73,000 for the nine months ended September 30, 2006 and $163,000 for the nine months ended September 30, 2005. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. in 2002. We allocated $870,000 of the acquisition price to purchased technology and amortized the amount over four years. In the second quarter of 2006, we completed the amortization of the purchased technology and will not incur additional amortization expense charges for the remainder of 2006.

Interest expense increased to $55,000 for the quarter ended September 30, 2006 from $0 for the quarter ended September 30, 2005. Interest expense increased to $157,000 for the nine months ended September 30, 2006 from $0 for the nine months ended September 30, 2005. Interest expense is a result of the borrowings on an equipment line of credit in January 2006.

Interest income decreased to $19,000 for the quarter ended September 30, 2006 from $44,000 for the quarter ended September 30, 2005. Interest income decreased to $78,000 for the nine months ended September 30, 2006 from $120,000 for the nine months ended September 30, 2005. The decline in interest income is directly attributable to the decreased cash balance.

Income Taxes

We have not generated any fiscal year pre-tax income to date and therefore have not paid any federal income taxes since our inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception.

As of September 30, 2006, we had approximately $58.3 million of federal net operating loss carryforwards available to offset future taxable income, which begin to expire in the year 2013. As of September 30, 2006, we also had federal and state research and development tax credit carryforwards of approximately $2 million, which begin to expire in the year 2013. As of September 30, 2006, we also had a foreign tax loss carryforward of approximately $2.6 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation. We performed a section 382 “change in ownership” study during the third quarter 2005 on our federal net operating loss carryforward, and we concluded that we will have no limitations on the net operating loss carryforward.

Liquidity and Capital Resources

We have financed all of our operations since inception through the issuance of equity securities, $2,000,000 in borrowings under an equipment line of credit and sales of our products. Through September 30, 2006, we had sold capital stock generating aggregate net proceeds of approximately $78.5 million. At September 30, 2006, we had $2,196,000 in cash and cash equivalents on-hand compared to $4,282,000 at December 31, 2005.

During the nine months ended September 30, 2006, we used $3,358,000 in cash as a result of operating activities, we incurred capital expenditures in the amount of $1,322,000, and we generated $2,526,000 in financing activities. Our operating cash usage was primarily the result of our planned build-up of thrombin from our current supplier (approximately $1.6 million of cash used) as well as for expenditures to further our qualification of our new source of thrombin (approximately $2.2 million of cash used). The majority of the capital expenditures were for leasehold improvements and upgraded manufacturing equipment. Approximately $659,000 of the cash provided by financing activities was through the sale of common stock upon the exercise of outstanding stock options, stock warrants and the employee stock purchase plan. The remaining $1,867,000 of financing proceeds was the result of our $2,000,000 draw on our line of credit in January 2006, less payments made on the line of credit to date.

We purchase our requirements for thrombin (a component in the Duett and in all of the D-Stat products) under a Purchase Agreement dated June 10, 1999 with a subsidiary of King. The agreement expired on May 29, 2005. Prior to the expiration of the agreement, we issued purchase orders for approximately $3.5 million of thrombin to benefit from the pricing provisions of the agreement. We have taken delivery of approximately $2.5 million of the $3.5 million of King thrombin through September 30, 2006. Due to King’s supply constraints, we expect the remaining lots of thrombin under the accepted purchase orders totaling $1.0 million will be delivered in installments between January and November of 2007. In September 2006 King agreed to allow us to submit additional purchase orders in 2007 for thrombin at the same price as thrombin purchased in the last year of the purchase agreement. We believe that purchase orders already accepted by King along with additional purchase orders we plan on submitting in 2007 will satisfy our thrombin requirements at least into the second half of 2009.

We have executed a supply agreement for a new source of thrombin, which we plan to fully qualify and bring through the regulatory process at a cumulative cost of approximately $5.3 million in development and qualification expenditures. Approximately $1.1 million of these expenses remain to be incurred, with the majority of these expenses projected to be incurred in the fourth quarter of 2006 and first quarter of 2007. We have purchased all $800,000 of the capital expenditures expected to be incurred in this project. We also purchased $1.7 million of thrombin from our new supplier prior to the end of 2005 which can not be used until we complete the qualification. This investment, while substantial, is within our projected capital resources and we expect will allow us to introduce new thrombin-based products as well as control our long-term cost of thrombin.

We currently have a $7 million credit facility with Silicon Valley Bank. Of this facility, the $5 million revolving line of credit has a 12-month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The $2 million equipment line of credit has a 36-month term, bears interest at the rate of prime plus 1.5% and is secured by a first security interest on all of our assets. The credit facility includes two covenants: minimum tangible net worth of $12 million through November 30, 2006, and $13 million thereafter, and liquidity coverage of not less than 1.25 to 1.00. We were in compliance with the financial covenants at September 30, 2006. On January 6, 2006, we drew down $2 million of the equipment line. As of September 30, 2006, we had a $1,867,000 outstanding balance on the $2 million credit facility and the availability of the $5 million revolving line of credit was $5 million.

The following table summarizes our contractual cash commitments as of September 30, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More then 5 years
Facility Operating Leases	$688,000	$344,000	$344,000	$—	$—
Long-term Debt	1,867,000	800,000	1,067,000	—	—
Sigma Contract Commitment	110,000	110,000	—	—	—
King Pharmaceutical Thrombin Purchases	1,003,000	836,000	167,000	—	—
Total Contractual Cash Obligations	$3,668,000	$2,090,000	$1,578,000	$—	$—

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

We currently anticipate that we will continue to experience positive cash flow from our normal operating activities, excluding requirements associated with our new supply of thrombin. We currently believe that our working capital of $11.1 million at September 30, 2006, our $5 million line of credit and our anticipated cash from product sales will be sufficient to meet all of our operating and capital requirements, including our thrombin inventory purchases under our current thrombin supply contract and our costs associated with the new supply of thrombin. However, our actual liquidity and capital requirements will depend upon numerous factors, including the costs and timing of expansion of sales and marketing activities; the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; the cost and progress of our research and development efforts; and other factors.

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At September 30, 2006, this reserve was $55,000 compared to $30,000 at December 31, 2005. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At September 30, 2006, this reserve was $60,000 compared to $110,000 at December 31, 2005. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a year warranty with each product sold to us. We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one-year warranty period covered by the original equipment manufacturer. At September 30, 2006, the warranty provision was $55,000, compared to $50,000 at December 31, 2005. If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. At September 30, 2006, we recorded a $27.1 million valuation allowance related to our net deferred tax assets of $27.1 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believes,” “estimate,” “projected,” “forecast” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, the qualification of a new source of thrombin, defense of patent infringement lawsuits, adoption of our new products, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the Food and Drug Administration (FDA) related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005. This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.

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

We currently have outstanding $1,867,000 of the $2,000,000 borrowed from our equipment line. We are exposed to changes in interest rates as our current equipment advance and future advances under our revolving line of credit bear interest at an annual rate indexed to prime. We are thus exposed to interest rate risk with respect to these lines of credit to the extent that interest rates rise when there are amounts outstanding under these lines of credit. Based on our debt outstanding at September 30, 2006, a 1% increase in current market interest rates would have an impact of approximately $19,000 on an annual basis. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Changes in internal controls.

During the fiscal quarter ended September 30, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

On December 11, 2003, we and one of our non-officer former employees were named as defendants in a lawsuit brought by Diomed Holdings, Inc. (Diomed) in the United States District Court for the District of Massachusetts. The complaint alleged that in marketing our Vari-Lase endovenous laser procedure kit we engaged in false advertising and infringed a registered trademark of Diomed. The complaint also alleged that the non-officer former employee, who previously worked for a company that conducted business with Diomed, improperly utilized trade secrets of Diomed in developing our Vari-Lase procedure kit. The complaint requested monetary damages and an injunction on the sale of our Vari-Lase procedure kit. On January 31, 2006, the Court granted our motion for summary judgment dismissing all counts of Diomed’s complaint with the exception of one trade secret misappropriation count and a portion of two other counts to the extent they were based on alleged trade secret misappropriation. Our counterclaim against Diomed was not dismissed. On June 23, 2006, we entered into an agreement with Diomed that settled the litigation and all issues surrounding Diomed’s marked sheath patents. The terms of the settlement are confidential. The settlement did not affect the ongoing dispute between the parties regarding Diomed’s United States Patent Number 6,398,777 discussed below.

On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed in the United States District Court for the District of Massachusetts.  The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed, Inc. and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. On April 12, 2005, the judge entered a Memorandum and Order on Claims Construction from the Markman hearing phase of the litigation. In the Order, the judge held that in order to violate the Diomed patent, a competing method must deliberately put the tip of the laser fiber in physical contact with the wall of the vein, must drain blood from the vein, must compress the vein and must maintain vein wall contact as the laser energy is delivered. We believe that our Vari-Lase products are not used in this method, and thus we do not believe the litigation has merit. On December 21, 2005, we filed our motion for summary judgment, in which we sought dismissal of all claims, and Diomed filed its motion for summary judgment, in which it sought a judgment of validity and infringement. On August 30, 2006, the Court issued its ruling which denied all party’s motions for summary judgment concerning infringement and ruled that the patent is valid. This suit will proceed to trial to determine if infringement occurs as defined be the Markman order. We believe a trial will occur sometime in 2007. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss.

On October 13, 2005, we were named as one of three defendants in an intellectual property lawsuit brought by VNUS Medical Technologies, Inc. in the United States District Court for the Northern District of California. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringes on four patents held by VNUS Medical Technologies, Inc. and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. We believe that our Vari-Lase products do not violate these patents, and thus we do not believe the litigation has merit. This litigation is scheduled for trial in the fourth quarter of 2007. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss.

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

VASCULAR SOLUTIONS, INC.
Date: October 20, 2006	By:	/s/ Howard Root
Howard Root Chief Executive Officer and Director (principal executive officer and duly authorized officer)

By:	/s/ James Hennen
James Hennen Chief Financial Officer (principal financial officer)

By:	/s/ Timothy Slayton
Timothy Slayton Controller (principal accounting officer)