Form 10-K
period 2006-12-31
VASCULAR SOLUTIONS INC
filed 2007-02-02
CIK 1030206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(763) 656-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2006 was $115,374,594.

As of January 26, 2007, the number of shares outstanding of the registrant’s common stock was 15,335,931.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on April 24, 2007 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

Vascular Solutions, Inc. (we, us or Vascular) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. We were incorporated in the state of Minnesota in December 1996, and we began operations in February 1997. Our main product lines consist of the following:

•

Hemostat (blood clotting) products, principally consisting of the D-Stat Dry™ hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat® Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets,

•	Extraction catheters, principally consisting of the Pronto™ extraction catheter, a mechanical system for the removal of soft thrombus from arteries,
•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,
•	Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheter and Skyway® support catheters, and
•	Access products, principally consisting of micro-introducers and guidewires used to gain percutaneous access to the vasculature.

In 2000 we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures. In 2001, due to competitive developments in the sealing device market, we made the strategic decision to develop additional products and de-emphasize the promotion of our Duett sealing device. We have grown from net sales of $6.2 million in 2000 solely from the Duett device to net sales of $43.3 million in 2006, with 95% of our 2006 net sales coming from products other than the Duett device. This increase in revenue represents a compound annual growth rate of 32% and was driven by our commitment to the research and development of multiple new devices to diagnose and treat existing and new vascular conditions.

As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices and then deliver these products directly to the physician through our direct domestic sales force and our international distribution network. We currently have in development several additional products that leverage our existing infrastructure to bring additional solutions to the interventional cardiologist and interventional radiologist. Additional products that we expect to gain regulatory clearance and market launch in the United States within the next 12 months include the following medical devices, each of which we believe addresses an annual market opportunity of between $1 million and $20 million:

•	InnerChange™ micro-introducer catheter, a series of catheters that combines both a diagnostic catheter and a micro-introducer into a single product kit,
•	Gopher™ catheter, a low profile metal catheter designed to be used principally in chronic total occlusion cases to provide improved passage through occlusions, and
•	GuideLiner™ catheter, a specialty-purpose catheter designed to provide back-up support to the guide catheter in difficult coronary procedures.

When we develop versions of our products that have application outside of the interventional cardiology and interventional radiology markets where our direct sales force focuses, we attempt to enter into a strategic relationship with a distribution partner. Our current products and products in development that fit into this category consist of the following:

•	ThrombiGel® hemostat, a thrombin impregnated gelatin foam pad designed for use in controlling surgical bleeding,
•	ThrombiGel Paste hemostat (in development), a thick suspension of gelatin, thrombin and water designed for use in controlling surgical bleeding, and
•	Thrombix® 3x3 trauma bandage, a thrombin-based bandage designed for use in trauma indications.

In January 2007 King Pharmaceuticals, Inc. (King) acquired the worldwide license to the ThrombiGel, ThrombiGel Paste and Thrombix devices for use outside of the catheterization markets for an initial cash payment of $6 million and an additional $1 million milestone payment due upon the first commercial sale of ThrombiGel or Thrombix, and a second $1 million milestone payment upon the first commercial sale of ThrombiGel Paste. We agreed to manufacture the ThrombiGel and Thrombix devices for King, and King agreed to sell us thrombin used in all of our hemostatic products under ten year device and thrombin supply agreements that expire in 2017.

Interventional Cardiology and Interventional Radiology Industry Background

Over 60 million Americans have one or more types of cardiovascular disease—diseases of the heart and blood vessels. Cardiovascular disease is the number one cause of death in the United States and is replacing infectious disease as the world’s pre-eminent health risk. Advances in medicine have enabled physicians to perform an increasing number of diagnostic and therapeutic treatments of cardiovascular disease using minimally invasive methods, such as catheters placed inside the arteries, instead of highly invasive open surgery. Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat diseases of the coronary and peripheral arteries. Based on industry statistics, we estimate that cardiologists and radiologists performed over nine million diagnostic and interventional catheterization procedures worldwide in 2006. Often times, these procedures are performed to remove blood clots or plaque which have been generated and deposited inside the patient’s artery and are an impediment to normal blood flow. The number of catheterization procedures performed is expected to grow by more than 5% each year for the next three years as the incidence of cardiovascular disease continues to increase. The overall interventional medical device market in 2006 exceeded $5 billion worldwide.

Each angiographic procedure using a catheter requires a puncture in an artery, usually the femoral artery in the groin area and sometimes the radial artery in the wrist of the patient to gain access for the catheter. The catheter then is deployed through an introducer sheath and into the vessel to be diagnosed or treated. Upon completion of the procedure and removal of the catheter, the physician must seal this puncture in the artery and the tissue tract that leads from the skin surface to the artery to stop bleeding. The traditional method for sealing the puncture site has been a manual process whereby a healthcare professional applies direct pressure to the puncture site, sometimes using a sand bag or a large C-clamp, for 20 minutes to an hour in order to form a blood clot. The healthcare professional then monitors the patient, who must remain immobile in order to prevent dislodging of the clot, for an additional four to 48 hours.

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

Until 1996, manual compression was used following virtually all catheterization procedures. In late 1995, the first vascular sealing device which did not rely on compression was introduced in the United States. In addition to invasive (below the skin surface) sealing devices, starting in 2000, non-invasive “patches” began to be used as an assist to manual compression following catheterizations. Non-invasive patches are used by physicians who (principally due to cost, complexity or risk of complications) do not wish to use invasive sealing devices, and for those patients who are contra-indicated for an invasive sealing device. Based on the number of catheterization procedures performed annually by cardiologists and radiologists, industry sources report that the total market opportunity for vascular sealing devices (invasive and non-invasive) is more than $1 billion annually.

Hemostat Products

Our hemostat products utilize thrombin, a powerful bovine-derived blood clotting protein, to deliver a rapid seal of bleeding with a variety of shelf-stable product configurations. Through internal development we developed a proprietary manufacturing process to terminally sterilize our thrombin-based hemostats, which has resulted in our ability to create unique advantages in storage, shipping, preparation and application of our hemostat products.

Our most popular hemostat product is the D-Stat Dry. In September 2003 we received regulatory clearance and commenced sales of our D-Stat Dry hemostat bandage in the United States and international markets. The D-Stat Dry hemostat bandage is a version of our proprietary blood clotting substance that is lyophilized (freeze-dried) into a gauze pad and combined with an adhesive bandage for application. The D-Stat Dry is used as an adjunct to manual compression for managing bleeding after diagnostic catheterization procedures. We completed a 376-patient, five center randomized clinical study that demonstrated a 50% reduction in the median time-to-hemostasis when using the D-Stat Dry bandage compared to simple manual compression. In the third quarter of 2006 we received Food and Drug Administration (FDA) clearance of our claim that the D-Stat Dry reduces the time-to-hemostasis in diagnostic catheterizations. We believe that the market for a hemostat pad in this indication has grown substantially since the first competitive patch was introduced in 2000, with a market size greater than $50 million in 2006.

We have developed additional configurations of the D-Stat Dry technology for specialized medical procedures. Our D-Stat Radial™ hemostat band is a specially-sized version of the D-Stat Dry that includes a compression band that allows it to be applied over the radial artery in the wrist. In approximately 5% of all catheterizations, the radial artery is used to gain arterial access in the wrist instead of the femoral artery in the groin. In these cases using the radial artery, the health care professional must control bleeding from the artery after the procedure. A variety of compression splints and tapes have been used for this purpose. The D-Stat Radial is the first device that contains an active blood clotting agent together with the compression collar for this purpose. We received regulatory clearance for the D-Stat Radial hemostat band in September 2003, and made manufacturing improvements to the product before launching it in the United States in early 2004.

Our D-Stat Flowable hemostat, which we began selling worldwide in February 2002, is a thick yet flowable mixture of collagen, thrombin and diluent that can be delivered topically and into voids and open spaces to control active bleeding. The D-Stat Flowable hemostat can be used in a wide variety of interventional procedures as an adjunct to hemostasis. In December 2006 we received FDA approval of our premarket approval (PMA) supplement for the use of D-Stat Flowable in the prepectoral pockets created in pacemaker and implantable cardioverter defibrillator (ICD) implants. Our PMA supplement was supported by the results of our 269-patient “Pocket Protector” clinical study that demonstrated a 48% reduction in the incidence of clinically relevant hematomas through the use of D-Stat Flowable compared to the standard of care. We estimate that the U.S. market opportunity for this prepectoral pocket indication is greater than 100,000 procedures or $10 million annually. We also believe that the D-Stat Flowable has applications for use following breast biopsy and liver biopsy procedures which are not approved but we intend to explore.

Our Duett sealing device is designed to provide a complete seal of the puncture site following catheterization procedures such as angiography, angioplasty and stenting. The Duett sealing device combines an easy-to-use balloon catheter delivery mechanism with a biological procoagulant mixture, which we believe offers advantages over both manual compression and competitive vascular sealing devices. We began selling our Duett sealing device in Europe in February 1998 and in the United States in June 2000. In the fourth quarter of 2001 we introduced the Diagnostic Duett version of the Duett sealing device, which utilizes a lower dose of procoagulant for the less-challenging diagnostic subset of catheterization procedures. Subsequently, we made the decision to reduce our focus on growing the Duett product line in order to focus on increasing sales of our new products.

At the end of the first quarter of 2004 we received regulatory clearance in the United States for the Thrombix 3x3 trauma bandage. The Thrombix bandage is a larger sized version of our D-Stat Dry designed for use in trauma indications, does not require mixing or special storage requirements and can be quickly applied to even severely bleeding wounds.

During the second quarter of 2005 we received regulatory clearance in the United States for the ThrombiGel hemostatic foam. The ThrombiGel hemostatic product contains a gelatin foam pad (instead of the non-resorbable gauze pad in the D-Stat Dry) to provide a unique, premixed, sterile, gelatin/thrombin hemostat. An additional version of the ThrombiGel in development is the ThrombiGel Paste, which adds diluent to make a thick, adherent thrombin-based gel. We expect to pursue surgical indications for the use of ThrombiGel and ThrombiGel Paste in 2007.

Extraction Catheters

Our Pronto product consists of an extraction catheter with a proprietary distal tip and large extraction lumen that can be delivered into arteries to mechanically remove blood clots using simple vacuum suction. The Pronto extraction catheter was initially developed by Dr. Pedro Silva of Milan, Italy, who exclusively licensed the design to us in 2002. We received CE mark approval and commenced international sales of the Pronto in August 2003, and received FDA clearance in December 2003 and commenced sales in the United States in early 2004. In the fourth quarter of 2005 we launched the third generation design of the Pronto, named the Pronto V3. This new version of the Pronto incorporates several improvements that physicians have requested, and resulted in a substantial increase in Pronto sales in 2006. We believe that the market size for the removal of soft thrombus is greater than $100 million per year worldwide.

In October 2005 we announced the results of the DEAR-MI (Dethrombosis to Enhance Acute Reperfusion in Myocardial Infarction) clinical study by Dr. Pedro Silva. The DEAR-MI clinical study was a randomized evaluation of the use of the Pronto extraction for the removal of thrombus from patients presenting with ST elevated acute myocardial infarction admitted within 12 hours of symptom onset. The primary endpoints of the DEAR-MI study were a comparison of myocardial reperfusion according to ST-segment resolution and myocardial blush grade. The results showed thrombus aspiration with the Pronto was determined to be an independent predictor of myocardial reperfusion as measured by both ST resolution and mean blush grade. The FDA cleared the Pronto V3 catheter for specific use within the coronary system in December 2006.

We believe that there is market potential for additional sizes and configurations of extraction catheters, and to date, we have developed one additional line extension, the Pronto-Short. The Pronto-Short is a shorter and larger size of the original Pronto which is designed for use in clotted dialysis grafts and was launched in August 2005.

Vein Products

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

The first product we launched in our vein product line was our Vari-Lase procedure kit in July 2003 in the United States. Our Vari-Lase procedure kit is custom-designed for the endovenous procedure, with features supporting ease-of-use and safety, and is compatible with the competitive laser consoles already in use for this procedure. In December 2003, we received FDA clearance for our Vari-Lase laser console, which we have manufactured to our specifications by MedArt Corporation, a subsidiary of Asah Medico, a leading Denmark-based medical laser manufacturer. During 2004 we developed and commenced sales of our Auto-Fill® syringe and procedure packs as accessory products to the vein product line. The Auto-Fill syringe is an easy fluid delivery system for local anesthesia. The procedure packs are complete sterile packs of accessories designed for vein procedures. In 2005 we added additional vein products such as compression stockings.

Specialty Catheters

Specialty catheters consist of a variety of catheters designed to perform unique functions within clinical niches in interventional medicine. At the end of the third quarter of 2004 we received regulatory clearance in the United States for the Langston dual lumen pigtail catheter. The Langston catheter is used for the precise measurement of intravascular pressure gradients, primarily measured to diagnose aortic valve stenosis. We believe our Langston catheter is the only dual lumen pigtail catheter on the U.S. market that can be used for this intended indication. During 2005 we received approval for additional sizes and configurations of the Langston catheter product line. We believe the U.S. market opportunity for the Langston catheter product line is $10 million annually.

During 2006 we launched both the Twin-Pass dual access catheter and Skyway support catheter. The Twin-Pass is a two lumen catheter designed to be used in conjunction with steerable guidewires to access discrete regions of the coronary and peripheral arterial vasculature and for use during procedures utilizing two guidewires. The Skyway support catheter can be used in the support of guidewires during difficult lesion crossing procedures and in the exchange of guide wires in an interventional procedure. We believe that both of these products address market opportunities of between $1 million and $5 million annually within interventional cardiology.

Access Products

Access products are used to gain percutaneous access to the vasculature for a wide variety of arterial and venous procedures. We started selling access products in July 2003. Our access products include a full line of micro-introducer kits and a variety of specialty guidewires.

Other Products

We have developed and offer several additional clinical niche products, and additional products in international markets which are not yet approved in the United States. During the first quarter of 2005 we launched the MAX-Support™ abdominal retraction belt as a tape-free retraction system to expose the femoral artery puncture site in obese patients. During the second quarter of 2002 we acquired the Acolysis® ultrasound thrombolysis system. The Acolysis system uses ultrasound energy generated by the Acolysis controller that is delivered by the disposable Acolysis probe to lyse blood clots and plaque within the artery. The Acolysis controller and probes are sold only in international markets, where it has been sold principally for the treatment of peripheral vascular disease.

The amount of total revenue contributed by each of our product lines for the last three fiscal years is set forth in Item 7, Part II of this Form 10-K.

Agreements with King Pharmaceuticals, Inc.

On and effective as of January 9, 2007, we entered into three agreements with King, consisting of the License Agreement, the Device Supply Agreement and the Thrombin JMI® Supply Agreement. King Pharmaceuticals Research and Development, Inc., a wholly-owned subsidiary of King (“King R&D”), is also a party to the License Agreement.

The effect of these three agreements is to forge a new relationship between us and King having essentially three components. First, King will exclusively sell through its direct sales force, and we will manufacture and supply to King, our Thrombix trauma bandage and ThrombiGel hemostat products and our ThrombiGel Paste hemostat product which is currently in development. Second, we will work with King to develop additional hemostat products to be sold by King outside of our direct sales force’s call point of cardiac, peripheral and electrophysiology catheterization laboratories. Third, King will sell Thrombin-JMI® to us for use in the manufacture of our catheterization lab hemostatic products under a 10-year, fixed price arrangement.

Under the terms of the License Agreement, we granted to King and King R&D an exclusive, royalty-free, fully paid up, perpetual, worldwide right and license to all of our patents and know-how relating to the development, manufacture, use, sale, importation or other exploitation of our Thrombix trauma bandage, ThrombiGel 10, 40 and 100 hemostats, ThrombiGel Paste hemostat (the “Products”) and all future medical devices having application in the Field (as defined below) and intended to produce hemostasis by accelerating the clotting process of blood (a “hemostat device”). The “Field” is defined as all applications of hemostat devices in all areas other than catheterization laboratories (cardiac and peripheral), electrophysiology laboratories and holding and recovery rooms for such laboratories. Upon execution of the License Agreement, King paid us a one-time payment of $6.0 million. No other payments are due from King to us under the License Agreement. Under the License Agreement, we are obligated to prosecute and maintain all of the patents licensed under the Agreement at our own expense. We also represent that there are no liens or claims currently existing on any of the licensed patents or know-how and covenant not to create, incur or permit to exist any such liens or claims in the future other than the liens and claims created by the License Agreement. The term of the License Agreement commenced on January 9, 2007 and continues until the later of the expiration of each licensed patent or King’s relinquishment of its license rights under the licensed know-how.

Under the terms of the Device Supply Agreement, we agreed to manufacture and supply the Products to King and King agreed to purchase the Products from us for King’s exclusive commercialization, distribution, sale and use of the Products in the Field. King does not have any minimum purchase obligations under the Device Supply Agreement. The Device Supply Agreement does not limit our ability to manufacture the Products for our own commercialization, distribution, sale and use outside of the Field. The transfer prices are fixed for each Product under the Device Supply Agreement and are adjusted for cost and inflation increases according to a market index. Upon the first commercial sale by King of a ThrombiGel hemostat or Thrombix bandage, King will make a one-time, non-refundable milestone payment to us of $1.0 million. Upon the first commercial sale by King of a ThrombiGel Paste hemostat product, King will make a one-time, non-refundable milestone payment to us of $1.0 million. We have agreed to continue to perform the regulatory work necessary to obtain surgical approvals for the ThrombiGel and ThrombiGel Paste products, and King has agreed to reimburse us for our expenses in obtaining these approvals. If, after undertaking and completing the development and regulatory plans with respect to the products, such development and regulatory efforts have not resulted in regulatory approval for surgical use, we have agreed to make a one-time, non-creditable, non-refundable payment of $2.5 million to King if the FDA has not approved the ThrombiGel product for surgical use, and an additional $2.5 million if the FDA has not approved the ThrombiGel Paste product for surgical use. We believe the probability of paying the one-time payments is remote. Under the Device Supply Agreement, King also has certain rights of first refusal with respect to any hemostatic devices for use in the Field that we may develop on our own or at the request of King. The Device Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including termination by King without cause anytime after the third anniversary of its execution upon two years prior written notice to us.

Under the terms of the Thrombin JMI® Supply Agreement, King agreed to manufacture and supply thrombin to us on a non-exclusive basis. King agreed to supply us with such quantity of thrombin as we may order for use in devices not intended for sale by King in the Field at a fixed price throughout the term of the Thrombin JMI® Supply Agreement as adjusted for inflation, variations in potency and other factors. King has also agreed to provide thrombin to us under the Thrombin JMI® Supply Agreement at no cost for incorporation into Products and hemostat devices intended for sale in the Field by King. The Thrombin JMI® Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including (1) termination by King without cause anytime after the fifth anniversary of its execution upon five years prior written notice to us and (2) termination by us without cause anytime after the fifth anniversary of its execution upon five years prior written notice to King provided that the Device Supply Agreement has expired on its terms or the parties have agreed to terminate it.

Business Strategy

Our primary objective is to establish ourselves as a leading supplier of clinically superior medical devices for substantial unique opportunities within interventional medicine. The key steps in achieving our primary objective are the following:

•

Maintain and Improve our Clinically-Oriented Direct Sales Force in the United States. During the third quarter of 2000 we commenced sales of our products in the United States through a direct sales force of clinically trained account managers who train interventional cardiologists, radiologists and catheterization laboratory administrators on the use of our products. As our product lines have increased, we have increased the size of our sales force to cover the entire country.

•

Expand our Existing Products to Our Existing Market. Starting in 2003 we have launched multiple new products in the United States through our existing direct sales force to our existing markets. Pursuing this multiple product strategy has generated material sales growth, and we believe that each of our product lines has the potential to generate continued sales growth during 2007 and beyond.

•

Develop New Devices to be Sold Through our Direct Sales Force to our Existing Customers. We intend to continue to leverage our direct sales force by bringing additional products to the interventional physician. During 2007 we expect to launch three new material products in the United States – the InnerChange, Gopher and GuideLiner catheters, with additional products being developed for an expected 2008 launch.

•

Explore Corporate Relationships to Augment our Direct Sales Force. In markets for our products beyond the interventional physician (such as occurred with our ThrombiGel, ThrombiGel Paste and Thrombix 3x3 products) and in other situations where synergistic sales can result, we intend to enter into corporate relationships to broaden our products’ reach and increase our revenues.

Sales, Marketing and Distribution

In the third quarter of 2000 we commenced sales of our Duett sealing device in the United States through our direct sales organization. As of December 31, 2006, our direct sales force consisted of approximately 82 employees who sell our entire line of interventional products. We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force.

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

We are focused on building market awareness and acceptance of our products. Our marketing department provides a wide range of programs, materials and events that support our sales force. These include product training, conference and trade show appearances and sales literature and promotional materials. Members of our medical advisory board also aid in marketing our products by publishing articles and making presentations at physicians’ meetings and conferences.

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

New Product Development

Our research and development staff is currently focused on developing new products to sell to our existing customer base through our direct sales force and on developing next generation versions of our existing products. We incurred expenses of $4,578,000 in 2006, $3,789,000 in 2005 and $3,401,000 in 2004 for research and development activities. To further leverage our efficiencies, our research and development group continues to develop in-house capabilities to manufacture some of the components currently produced by outside vendors.

In addition to our normal research and development expenses, we incurred $2,802,000 in 2006, $1,620,000 in 2005 and $210,000 in 2004 in thrombin qualification expenses relating to our project to qualify a second source of thrombin. We do not expect to incur material additional expenses on the thrombin qualification project in 2007.

We expect our research and development activities to continue to expand to include evaluation of new concepts and products for the interventional cardiology and interventional radiology field. We believe that there are many potential new interventional products that would fit within the development, clinical, manufacturing and distribution network we have created for our existing products.

Manufacturing

We manufacture our products in our facilities located in the suburbs of Minneapolis, Minnesota. The catheter manufacturing and packaging processes occur under a controlled clean room environment. Our quality system, manufacturing facilities and processes have been certified to be compliant with the applicable European standards EN46001 and the succeeding EN13485 since July 1998. Our quality system was most recently audited by the FDA in March 2006 with no deficiencies noted.

We purchase components from various suppliers and rely on single sources for several parts of our products. In September 1998 we entered into a ten year, sole-source supply agreement with our collagen supplier, Davol Inc., which provides for a fixed price based on volume purchases which is adjusted annually for increases in the Department of Labor’s employer’s cost index. We purchase our requirements for thrombin (a component in the Duett and in all of the D-Stat products) under a Purchase Agreement dated January 9, 2007 with a subsidiary of King Pharmaceuticals, Inc. The agreement provides for a fixed price with annual adjustments based on a producer price index tied to pharmaceuticals. The agreement has an initial term of ten years, followed by successive automatic one-year extensions starting in 2017. To date, we have not experienced any significant adverse effects resulting from shortages of components.

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

Our D-Stat Dry hemostatic bandage competes in the noninvasive topical patch market segment of sealing devices. These patches are applied directly over the puncture site and held in place with adjunctive manual compression for a period of 10-20 minutes. These patches include:

•	The Syvek® Patch, manufactured and marketed by Marine Polymer Technologies, Inc.
•	The Closur-P.A.D.™, manufactured by Scion Cardiovascular
•	The Chito-Seal™, distributed by Abbott Vascular, Inc. a division of Abbott Laboratories

The Pronto extraction catheter competes in the market segment for removal of thrombus from the arterial system. There are many companies that are selling or have developed products in this segment, including Possis Medical, Medtronic, Kensey Nash and ev3.

We are aware of five companies that sell a product for the endovenous laser treatment of varicose veins. These companies are AngioDynamics, biolitec, Dornier MedTech, CoolTouch and Diomed. Each of these companies’ products contains the same components for the therapy but differ in procedural training, laser wavelength, custom-designed features and customer support. In addition, VNUS® Medical Technologies sells a radiofrequency alternative to the laser for the treatment of varicose veins.

Our Duett sealing device principally competes with several vascular sealing devices and manual compression. The two principal competitive vascular sealing devices are:

•

The Angio-Seal® device, sold by St. Jude Medical, Inc. and developed by Kensey Nash Corporation, seals the puncture site through the use of a collagen plug on the outside of the artery connected by a suture to a biodegradable anchor which is inserted into the artery.

•

The StarClose™ and Closer™ devices, sold by Perclose, Inc., a subsidiary of Abbott Laboratories, seals the puncture site through the use of a staple and suture, respectively, that enables a physician to perform a minimally invasive replication of open surgery.

There are many companies that are selling or have developed hemostats which compete generally with our D-Stat Flowable hemostat. Virtually all of these devices, however, are positioned as hemostats for the surgical market and are not designed specifically for use in interventional procedures.

In each of our product areas, we believe that several other companies are developing new devices. The medical device industry is characterized by rapid and significant technological changes as well as the frequent emergence of new technologies. There are likely to be research and development projects related to these market areas of which we are currently unaware. A new technology or product may emerge that results in a reduced need for our products or results in a product that renders our product noncompetitive.

Regulatory Requirements

United States

Our products are regulated in the United States as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act. The FDA classifies medical devices into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, but are usually exempt from premarket notification requirements. Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, and FDA guidelines, and may also require clinical testing prior to approval. Class III devices are subject to the highest level of controls because they are used in life-sustaining or life-supporting implantable devices. Class III devices require rigorous clinical testing prior to their approval and generally require a premarket approval (PMA) or supplement application prior to their sale.

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

Our Duett sealing device is classified as a Class III device and is subject to the PMA requirements. In May 1997, the FDA determined that the review of the Duett sealing device would be delegated to the Center for Devices and Radiological Health area of the FDA, with a consulting review by the Center for Biologic Evaluation and Research. During 1998 and 1999, we received approval of our IDE application to start our feasibility clinical study, filed our IDE Supplement to begin our multi-center clinical study, completed the SEAL multi-center clinical study and filed our PMA application with the FDA. In September 1999 our manufacturing facility was audited by the FDA, with no deficiencies or non-compliances noted by the inspector. In December 1999, we received the FDA’s review letter of our PMA application, and we submitted an amendment to our PMA to the FDA in January 2000. On June 22, 2000, we received approval from the FDA of our PMA application to sell the Duett sealing device in the United States. Our D-Stat Flowable is dually classified as both a Class III and Class II device based on the three distinct indications for use that have been assigned to this product.

Our D-Stat Dry, Pronto, Vari-Lase, specialty catheters and access products product lines require clearance of a 510(k) notification by the FDA prior to being sold in the United States. Each of the devices within these product lines was subject to a 510(k) notification which was determined to be “substantially equivalent” to a legally marketed predicate device by the FDA, thereby allowing commercial marketing in the United States.

Our ThrombiGel and ThrombiGel Paste (in-development) product lines are indicated for use as topical hemostats and as such, are classified as Class II products. Approval for expanded use as surgical hemostats will place these products into the Class III designation subject to the PMA requirements. On October 31, 2006, the FDA published a proposed rule to reclassify absorbable hemostatic devices from Class III to Class II. If implemented as written, approval of these products as absorbable hemostats would no longer require PMA approval and could be accomplished through the 510(k) process. There is no assurance that the proposed rule will be adopted as written and there is no firm date for a final decision on this action.

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

Our hemostatic products contain bovine-derived thrombin and are subject to additional regulatory review within the European Union to minimize the risk of exposure to viral and BSE pathogens. The regulations in this area continue to evolve and our products may be subject to additional regulatory scrutiny in the future.

International sales of our products are subject to the regulatory requirements of each country in which we sell. These requirements vary from country to country but generally are less stringent than those in the United States. We have obtained regulatory approvals where required for us to sell our products in those countries. Through our Japanese distributor, in 2005 we gained regulatory approval of our Pronto extraction catheters for commercial sale in Japan.

Third Party Reimbursement

In the United States, healthcare providers that purchase medical devices, generally rely on third-party payors, principally the Centers for Medicare and Medicaid Services or CMS (formerly the Health Care Financing Administration, or HCFA), and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic stent procedures. We believe that in the current United States reimbursement system, the cost of vascular sealing devices is incorporated into the overall cost of the catheter procedure. Our other products are subject to reimbursement rules depending on the specific medical procedure in which they are utilized.

CMS and the AMA Current Procedure Terminology (CPT) panel finalized the implementation of reimbursement codes for the endovenous laser ablation procedure beginning in January 2005. This action cleared the way for a consistent means of billing the Medicare program for medically necessary vein treatments using laser technologies and resulted in a favorable reimbursement rate. Reimbursement for these procedures is now well-established, going forward, the reimbursement rate will be adjusted by the overall adjustments implemented by CMS for most therapeutic procedures beginning in 2007 and continuing through 2010.

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

Patents and Intellectual Property

We file patent applications to protect technology, inventions and improvements that are significant to the development of our business, and use trade secrets and trademarks to protect other areas of our business. We currently have 10 United States patents issued and 9 additional patents pending concerning our Duett sealing device, Pronto catheter, Langston dual lumen pigtail catheter and other specialty catheters, MAX-Support abdominal retraction belt, Vari-Lase product line and D-Stat Dry product. We also have pursued international patent applications.

The interventional medical device market in general, and the vascular sealing device and endovenous laser therapy fields in particular, are characterized by frequent and substantial intellectual property litigation. Two of our competitors in the endovenous laser therapy market (Diomed and VNUS) have brought separate intellectual property lawsuits against their competitors, including us. (See “Legal Proceedings” in Item 3 of Part I of this Form 10-K.) The interpretation of patents involves complex and evolving legal and factual questions. Intellectual property litigation in recent years has proven to be complex and expensive, and the outcome of such litigation is difficult to predict.

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

We also register the trademarks and trade names through which we conduct our business. To date, we have registered the trademarks “Acolysis®,” “Acolysis Probe®,” “Acolysis System®,” “Acolysis System Therapeutic Ultrasound Thrombolysis®,” “Auto-Fill®,” “D-Stat®,” “Langston®,” “Skyway®,” “Thrombix®,” “ThrombiGel®,” “Twin-Pass®,” and “Vari-Lase®,” and we use the following trademarks “Vascular Solutions DuettTM,” “ProntoTM,” “MAX-SupportTM,” “InnerChangeTM,” “HandyTM,” “Thrombin-VSITM,” “GuidelinerTM,” and the Duett stylized logo. We acquired the registered trademark “Acolysis” in connection with our acquisition of the Acolysis therapeutic ultrasound business in 2002. U.S. trademark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

Employees

As of December 31, 2006, we had 210 full time employees. Of these employees, 49 were in manufacturing activities, 99 were in sales and marketing activities, 18 were in research and development activities, 28 were in regulatory, quality assurance and clinical research activities and 16 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Executive Officers of the Registrant

Our executive officers as of January 31, 2007 are as follows:

Name	Age	Position
Howard Root	46	Chief Executive Officer and Director
James Hennen	34	Chief Financial Officer, Vice President of Finance and Corporate Secretary
Deborah Neymark	50	Vice President of Regulatory Affairs, Clinical Research and Quality Systems
James Quackenbush	48	Vice President of Manufacturing
Fred Reuning	51	Vice President of Marketing

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

James Quackenbush has served as our Vice President of Manufacturing since March 1999. Prior to joining us, Mr. Quackenbush served as Vice President of Manufacturing and Operations of Optical Sensors, Inc., a diagnostic medical device company, where he worked since October 1992. From March 1989 through October 1992, Mr. Quackenbush served as operations manager with Schneider USA’s stent division. Prior to this time, he was an advanced project engineer with the 3M Medical Products Division. Mr. Quackenbush received a B.S. in Industrial Engineering from Iowa State University.

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

Available Information

We make available free of charge on or through our internet website at http://www.vascularsolutions.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

ITEM IA. RISK FACTORS

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

We will not be successful if the interventional medical device community does not adopt our new products

During the third quarter of 2000 we commenced sales of our first product in the United States, the Duett sealing device. In the second half of 2003, we received clearance to commence sales of four new interventional products in the United States. Our success will depend on the medical community’s acceptance of our new products. We cannot predict how quickly, if at all, the medical community will accept our new products, or, if accepted, the extent of their use. Our potential customers must:

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

We have limited working capital to pursue our business

On December 31, 2006, we had $2.6 million in cash and cash equivalents and a working capital of $11.5 million. During 2006, our operating activities resulted in the use of $2.8 million of cash. If we encounter unexpected expenses, we will need to raise additional working capital. We have no commitments for additional funding and so our ability to meet our long-term liquidity needs is uncertain. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or market our products or unable to take advantage of business opportunities, or we may be required to significantly curtail our business operations.

We have incurred losses and we may not be profitable in the future

Since we commenced operations in February 1997, we have incurred net losses primarily from costs relating to the development and commercialization of our Duett sealing device and new products. At December 31, 2006, we had an accumulated deficit of $65.6 million. We expect to continue to significantly invest in our sales and marketing and research and development activities. Because of our plans to introduce new products and expand our commercialization, we may incur a net loss through at least the first quarter of 2007. Our business strategies may not be successful, and we may not become profitable in any future period or at all. If we do become profitable, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We face intellectual property claims which could prevent us from manufacturing and selling our products or result in our incurring substantial costs and liabilities

The interventional medical device industry is characterized by numerous patent filings and frequent and substantial intellectual property litigation. Companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage. We are the subject of two intellectual property lawsuits concerning our Vari-Lase products, both of which are expected to proceed to trial in 2007. In addition, while we do not believe that any of our new products infringes any existing patent, it is highly likely that we will become subject to intellectual property claims with respect to our new products in the future. Intellectual property litigation in recent years has proven to be very complex, and the outcome of such litigation is difficult to predict.

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

The market for interventional medical devices is highly competitive and will likely become more competitive, and our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete

The existing market for interventional medical devices is intensely competitive. We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with ours. Each of our products encounters competition from at least several medical device companies, including Medtronic, Abbot Laboratories, St. Jude Medical and Datascope. Each of these companies has:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our offices are located in two buildings totaling approximately 57,000 square feet of leased space in suburbs of Minneapolis, Minnesota. These facilities include approximately 37,000 square feet used for manufacturing activities and approximately 3,500 square feet used for research and laboratory activities, with the remainder used for general purpose office space. Our leases for these facilities expire in September 2008, with renewal options. We believe that we may require additional space for our expanding operations before the expiration of these leases. We believe that there is suitable space available in the local market (although not in our current facility) at reasonable rates that is available to us if we need expansion space prior to the end of our leases.

ITEM 3. LEGAL PROCEEDINGS

On December 11, 2003, we and one of our non-officer former employees were named as defendants in a lawsuit brought by Diomed Holdings, Inc. (Diomed) in the United States District Court for the District of Massachusetts. The complaint alleged that in marketing our Vari-Lase endovenous laser procedure kit we engaged in false advertising and infringed a registered trademark of Diomed. The complaint also alleged that the non-officer former employee, who previously worked for a company that conducted business with Diomed, improperly utilized trade secrets of Diomed in developing our Vari-Lase procedure kit. The complaint requested monetary damages and an injunction on the sale of our Vari-Lase procedure kit. On January 31, 2006, the Court granted our motion for summary judgment dismissing all counts of Diomed’s complaint with the exception of one trade secret misappropriation count and a portion of two other counts to the extent they were based on alleged trade secret misappropriation. Our counterclaim against Diomed was not dismissed. On June 23, 2006, we entered into an agreement with Diomed that settled the litigation and all issues surrounding Diomed’s marked sheath patents. The terms of the settlement are confidential and did not have a material effect on the consolidated results of operations for the year ended December 31, 2006. The settlement did not affect the ongoing dispute between the parties regarding Diomed’s United States Patent Number 6,398,777 discussed below.

On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed in the United States District Court for the District of Massachusetts.  The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. On April 12, 2005, the judge entered a Memorandum and Order on Claims Construction from the Markman hearing phase of the litigation. In the Order, the judge held that in order to violate the Diomed patent, a competing method must deliberately put the tip of the laser fiber in physical contact with the wall of the vein, must drain blood from the vein, must compress the vein and must maintain vein wall contact as the laser energy is delivered. We believe that our Vari-Lase products are not used in this method, and thus we do not believe the litigation has merit. On December 21, 2005, we filed our motion for summary judgment, in which we sought dismissal of all claims, and Diomed filed its motion for summary judgment, in which it sought a judgment of validity and infringement. On August 30, 2006, the Court issued its ruling which denied all party’s motions for summary judgment concerning infringement and ruled that the patent is valid. The trial is scheduled to start on March 12, 2007. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss.

On October 13, 2005, we were named as one of three defendants in an intellectual property lawsuit brought by VNUS® Medical Technologies, Inc. in the United States District Court for the Northern District of California. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringes on four patents held by VNUS® Medical Technologies, Inc. and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. We believe that our Vari-Lase products do not violate these patents, and thus we do not believe the litigation has merit. This litigation is scheduled for trial on October 29, 2007. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Global Market under the symbol “VASC” on July 20, 2000. The following table sets forth, for the periods indicated, the range of high and low last sale prices for the common stock as reported by the NASDAQ Global Market.

	High	Low
2006
First Quarter	7.950	6.590
Second Quarter	9.350	7.550
Third Quarter	8.240	7.030
Fourth Quarter	8.850	7.100

2005
First Quarter	10.200	8.030
Second Quarter	12.470	9.070
Third Quarter	13.360	9.270
Fourth Quarter	9.940	6.750

Holders

As of December 31, 2006, we had 257 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.

Dividends

We have paid no cash dividends on our common stock, and do not intend to pay cash dividends on our common stock in the future.

The following graph shows a comparison of cumulative total returns for our common stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Medical Industry Index (Medical Devices, Instruments and Supplies), assuming the investment of $100 in our common stock and each index on December 29, 2001 and the reinvestment of dividends, if any.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2006 and 2005 and for the three years ended December 31, 2006, 2005 and 2004 are derived from, and should be read together with, our consolidated financial statements included elsewhere in this Form 10-K. The following selected financial data as of December 31, 2004, 2003 and 2002 and for the fiscal years ended December 31, 2003 and 2002 are derived from consolidated financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statements of Operations Data:
Net sales	$43,310	$32,786	$22,414	$11,862	$12,154
Cost of sales	14,231	9,386	6,757	4,628	5,039
Gross profit	29,079	23,400	15,657	7,234	7,115
Operating expenses:
Research and development	4,578	3,789	3,401	3,671	3,227
Clinical and regulatory	2,493	2,006	1,906	1,536	1,348
Sales and marketing	17,097	13,681	11,360	9,646	11,964
General and administrative	3,716	2,810	2,138	1,942	2,167
Thrombin qualification	2,802	1,620	210	—	—
Legal settlement	—	—	—	—	3,750
Amortization of purchased technology	72	218	218	217	145
Total operating expenses	30,758	24,124	19,233	17,012	22,601
Operating loss	(1,679)	(724)	(3,576)	(9,778)	(15,486)
Interest income	99	163	68	150	507
Interest expense	(206)	—	—	—	—
Net loss	$(1,786)	$(561)	$(3,508)	$(9,628)	$(14,979)
Net loss per common share – Basic and diluted	$(0.12)	$(0.04)	$(0.25)	$(0.75)	$(1.13)
Weighted average number of common shares outstanding	14,910	14,515	13,952	12,859	13,276

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-
for-sale securities	$2,557	$4,282	$7,184	$5,885	$16,750
Working capital	11,472	10,887	11,833	9,223	18,656
Total assets	20,967	19,896	16,822	12,992	22,280
Long-term debt	1,667	—	—	—	—
Total shareholders’ equity	14,467	14,107	13,690	10,873	20,369

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

Recent Events:

•

On January 22, 2007, we received approval from the United States Food & Drug Administration (FDA) to launch the new 023 version of our Twin-Pass® dual access catheter. The original Twin-Pass catheter was launched in January 2006 as a two lumen catheter designed to be used in conjunction with steerable guidewires to access discrete regions of the coronary and peripheral arterial vasculature. The new 023 version features a larger 0.023” lumen that, in addition to the original clinical uses, allows the Twin-Pass 023 catheter to measure intra-arterial pressures and deliver specialty guidewires into the distal vasculature.

•

On January 9, 2007, we entered into three separate agreements with King Pharmaceuticals, Inc. (King): a License Agreement, a Device Supply Agreement and a Thrombin-JMI Supply Agreement. We licensed exclusive rights to Thrombix, ThrombiGel and ThrombiGel Paste to King for $6 million. We will manufacture the licensed products under the Device Supply Agreement. The Device Supply Agreement requires King to pay us two separate $1 million milestone payments; one for the first commercial sale of ThrombiGel and/or Thrombix and one for the first commercial sale of ThrombiGel Paste. The Device Supply Agreement requires us to make a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of ThrombiGel and a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of ThrombiGel Paste. We have also entered into a long term supply agreement with King for the supply of thrombin-JMI.

•

On January 8, 2007, we received approval from the FDA for our InnerChange™ micro-introducer catheter. The InnerChange is a kit of custom designed components that allows a physician to gain access and perform a diagnostic angiogram using one micro-access needle stick. The InnerChange is available in both 4F and 5F versions with three different tip configurations for use in a variety of diagnostic catheterization procedures.

•

On December 26, 2006, we received approval from the FDA for our PMA Supplement for the added indication for the use of the D-Stat® Flowable hemostat for the reduction in the incidence of clinically significant hematomas in the implantation of a pulse generator (pacemaker or ICD) in anticoagulated patients. The 269-pateint, randomized, prospective, multi-center clinical study showed a 48% reduction in the incidence of clinically significant hematomas compared to the standard of care.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Year Ended December 31,
	2006	2005	2004

Net sales	100%	100%	100%
Cost of sales	33%	29%	30%
Gross profit	67%	71%	70%
Operating expenses:
Research and development	11%	11%	15%
Clinical and regulatory	6%	6%	8%
Sales and marketing	39%	42%	51%
General and administrative	9%	8%	10%
Thrombin qualification	6%	5%	1%
Amortization of purchased technology	—	1%	1%
Total operating expenses	71%	73%	86%

Operating loss	(4%)	(2%)	(16%)
Interest income/expense, net	—	—	—
Net loss	(4%)	(2%)	(16%)

Our primary products are categorized into five product lines. The following table sets forth, for the periods indicated, net sales by product line along with the percent change from the previous year:

	For Years Ended December 31,
	2006		2005		2004
	Net Sales	Percent Change	Net Sales	Percent Change	Net Sales	Percent Change

Hemostat products	$21,709,000	9%	$19,841,000	22%	$16,245,000	44%
Extraction catheters	9,058,000	42%	6,357,000	108%	3,051,000	3,034%
Vein products	7,049,000	62%	4,339,000	81%	2,392,000	1,133%
Specialty catheters	3,126,000	202%	1,036,000	679%	133,000	100%
Access products	1,604,000	140%	669,000	148%	270,000	343%
Other	764,000	40%	544,000	68%	323,000	33%
Total Net Sales	$43,310,000	32%	$32,786,000	46%	$22,414,000	89%

Year ended December 31, 2006 compared to year ended December 31, 2005

Net sales increased to $43,310,000 for the year ended December 31, 2006 from $32,786,000 for the year ended December 31, 2005. The increase in net sales was a result of an increased market penetration rate in all our products categories as well as the introduction of new products. Approximately 88% of our net sales for the year ended December 31, 2006 were to customers in the United States and 12% of the net sales were to customers in international markets.

Gross profit as a percentage of net sales decreased to 67% for the year ended December 31, 2006 from 71% for the year ended December 31, 2005. Our selling mix continues to change as our lower margin products such as our Vari-Lase products and Pronto continue to outpace the D-Stat Dry products in growth. We expect gross margins to be in the range of 67% to 69% in 2007 as our selling mix continues to change and move toward our lower margin products such as the Vari-Lase and Pronto product lines. The newer V3 version of the Pronto has higher manufacturing costs than the original Pronto.

Research and development expenses increased 21% to $4,578,000 for the year ended December 31, 2006 from $3,789,000 for the year ended December 31, 2005. The increase was the result of our continued emphasis on investment in research and development, including an increase to 18 full-time employees at December 31, 2006 versus 15 at December 31, 2005, and the addition of current year stock based compensation expense. We expect our normal research and development expenses to be approximately 9% to 11% of sales per quarter in 2007 as we continue to pursue additional new products at an expected rate of approximately two new products per year and we continue to move our longer term development projects forward. Research and development expenses will decline as a percent of sales throughout 2007 as our sales increase.

Clinical and regulatory expenses increased 24% to $2,493,000 for the year ended December 31, 2006 from $2,006,000 for the year ended December 31, 2005. The increase was the result of increasing the number of full-time employees to 28 at December 31, 2006 versus 19 at December 31, 2005 and the current year addition of stock based compensation expense. The additional employees have been added to manage the additional clinical study activity started in 2006 and continuing through out 2007. During 2006 our clinical studies consisted of the “Pocket Protector” study for a new indication of our D-Stat Flowable product and the D-Stat Dry study to obtain clinical data to support growing sales of the D-Stat Dry. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. We expect clinical and regulatory expenses to be approximately 6% to 8% of sales per quarter in 2007 as we continue to pursue additional new products at an expected rate of approximately two new products per year and we continue to move our longer term development projects forward.

Sales and marketing expenses increased 25% to $17,097,000 for the year ended December 31, 2006 from $13,681,000 for the year ended December 31, 2005. The primary reason for the increase in sales and marketing expenses is the direct result of our increase in our direct sales force to 82 employees at the end of 2006 compared to 74 as of December 31, 2005, with the majority of the 2005 head count increase occurring in the latter half of 2005. Our commissions also increased $850,000 or 55% in 2006 compared to 2005 as our head count increased as well as our sales force did a better job of making their quotas. The addition of stock based compensation expense also added $362,000 of expense in 2006. We expect to add approximately 10 field sales employees during 2007 to complete our geographic coverage of the United States. As a result, we expect our sales and marketing expenses to be between 37% and 40% of sales per quarter in 2007. Sales and marketing expenses are expected to decline as a percent of sales throughout 2007 as our sales increase.

General and administrative expenses increased 32% to $3,716,000 for the year ended December 31, 2006 from $2,810,000 for the year ended December 31, 2005. The increase was primarily the result of higher legal fees relating to the Diomed and VNUS litigation (see “Legal Proceedings” in Item 3 of Part I of this Form 10-K) along with higher business insurance, the addition of stock based compensation expense in 2006, and increasing the number of full-time employees to 16 at December 31, 2006 versus 13 at December 31, 2005. We expect general and administrative expenses to be approximately 8% to 10% of sales per quarter in 2007.

Thrombin qualification project expenses were $2,802,000 for the year ended December 31, 2006 compared to $1,620,000 for the year ended December 31, 2005. On October 18, 2004, we entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to us. Pursuant to the terms of the agreement, we will be paying for certain development costs of Sigma to allow Sigma to produce thrombin. The initial contract term ends after ten years and is automatically extended for up to five additional successive one year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for us under the agreement in or as a component of a hemostatic product for medical use. We do not have any minimum purchase requirements under the agreement; however, if we purchase less than three lots of thrombin in any year starting in 2008 then (1) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (2) Sigma will have the right to terminate the agreement upon 30 days notice.

The Sigma contract is part of our plan to fully qualify a second source of thrombin (in addition to the Thrombin JMI® Supply Agreement discussed in “Agreements with King Pharmaceuticals” above) and to bring the new thrombin through the regulatory process to be used in our hemostatic products. The payments associated with the Sigma agreement are part of our total estimated expenditures of $7.6 million to complete this project.

The costs and purchases incurred through December 31, 2006 and the total estimated costs and purchases for the thrombin project (including costs and purchases already incurred) are as follows:

	Incurred (as of December 31, 2006)	Total Estimated

Qualification expenses	$4.6 million	$5.3 million
Capital equipment purchases	1.0 million	1.0 million
Thrombin inventory purchases (net of thrombin expensed)	1.3 million	1.3 million
	$6.9 million	$7.6 million

We have expensed approximately $400,000 of the total $1.7 million purchased of the Sigma thrombin in our development work over the past two years leaving approximately $1.3 million of thrombin in our inventory. The $1.3 million in thrombin is expected to be used in our hemostat products once we gain regulatory approval.

As described in “Agreements with King Pharmaceuticals” above, in January 2007 we entered into a new 10 year thrombin supply agreement with King with a price fixed throughout the term, adjusted for a producer price index tied to pharmaceuticals. The thrombin price under the agreement is confidential information; however, the price reflects a 25% discount to the price we paid in the last year of our previous thrombin supply agreement with King. The new agreement does not terminate or affect our ability to complete the qualification of our own second thrombin source; however, with the near-term economic need to qualify a second source eliminated we will be able to evaluate and plan our continuing expenses and steps on this project. We expect to incur approximately $150,000 of qualification expenses in 2007.

Amortization of purchased technology was $72,000 for the year ended December 31, 2006 compared to $218,000 for the year ended December 31, 2005. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 from the acquisition to purchased technology and were amortizing the amount over four years, which was completed in April 2006.

Interest income decreased to $99,000 for the year ended December 31, 2006 from $163,000 for the year ended December 31, 2005 primarily as a result of lower cash balances maintained during the year.

Interest expense increased to $206,000 for the year ended December 31, 2006 from $-0- for the year ended December 31, 2005 as a result of the borrowings on our equipment line of credit.

Results of Operations

Year ended December 31, 2005 compared to year ended December 31, 2004

Net sales increased to $32,786,000 for the year ended December 31, 2005 from $22,414,000 for the year ended December 31, 2004. The increase in net sales was a result of an increased market penetration rate in all our product categories as well as the introduction of new products. Approximately 89% of our net sales for the year ended December 31, 2005 were to customers in the United States and 11% of the net sales were to customers in international markets.

Gross profit as a percentage of net sales increased to 71% for the year ended December 31, 2005 from 70% for the year ended December 31, 2004. Our selling mix changed to our higher margin products such as our D-Stat Dry, which has gross margins greater than 80%.

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

Income Taxes

We have not generated any fiscal year pre-tax income to date and therefore have not paid any federal income taxes since our inception in December 1996. No provision or benefit for federal and state income taxes has been recorded for net operating losses incurred in any period since our inception because the benefits may not be realized until and if we generate taxable income. We have established a valuation allowance for the full value of our federal net operating loss, federal and state research and development credits and foreign tax losses.

As of December 31, 2006, we had approximately $58.9 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of December 31, 2006, we also had federal and state research and development tax credit carryforwards of approximately $2.7 million which begin to expire in the year 2013. As of December 31, 2006, we also had a foreign tax loss carryforward of approximately $2.7 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation. We performed a section 382 “change in ownership” study during the third quarter 2005 on our federal net operating loss carryforward, and concluded that, as of the date of this study, we would have no limitations on the net operating loss carryforward.

Liquidity and Capital Resources

We have financed substantially all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through December 31, 2006, we have sold capital stock generating aggregate net proceeds of approximately $79 million. At December 31, 2006, we had $2,557,000 in cash and cash equivalents on-hand compared to $4,282,000 at December 31, 2005. In January 2007 we received $6,000,000 upon the signing of the License Agreement with King Pharmaceuticals, Inc.

During the year ended December 31, 2006, we used $2,760,000 in cash as a result of operating activities, we incurred net capital expenditures in the amount of $1,704,000, and we generated $2,619,000 in financing activities. On January 6, 2006, we drew down $2 million of the equipment line resulting in an increase of $1.7 million of cash, net of debt payments. The remaining $952,000 of financing activities was the result of the sale of common stock upon the exercise of outstanding stock options, exercise of stock warrants and issuances under employee stock plans. Our capital expenditures included software and equipment related to our new ERP system, leasehold improvements and manufacturing equipment. Our operating cash usage was primarily the result of an increase of accounts receivable as our sales grew 32% on a year-over-year basis in 2006 and a decrease in accounts payable since we paid for the $1.7 million of Sigma thrombin in January 2006 which was in our accounts payable at the end of 2005.

We purchase our requirements for thrombin (a component in the Duett and D-Stat products) under a Purchase Agreement dated January 9, 2007 (see note 16 to the consolidated financial statements) with a subsidiary of King. The agreement provides for a fixed price, with adjustments based on a producer price index tied to pharmaceuticals. The previous agreement with King expired on May 29, 2005. In anticipation of the previous agreement expiring, we submitted purchase orders to King for approximately $3.5 million of thrombin to benefit from the pricing provisions of the agreement. As of December 31, 2006, we had purchase orders totaling $1 million outstanding with King. As part of the supply agreement dated January 9, 2007, the outstanding purchase orders were cancelled and new purchase orders were placed at the lower price of the new agreement.

We currently have a $7 million credit facility with Silicon Valley Bank. The $5 million revolving line of credit has a 12-month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The $2 million equipment line of credit has a 36-month term, bears interest at the rate of prime plus 1.5% and is secured by a first security interest on all of our assets used as collateral for the amounts borrowed on under the line. The credit facility includes two covenants: minimum tangible net worth of $11,000,000 through September 30, 2007, $13,000,000 thereafter, and liquidity coverage of not less than 1.25 to 1.00. The minimum tangible net worth covenant will increase by the sum of 50% of the Company’s quarterly net profit beginning with the quarter ending March 30, 2007 plus all consideration for equity securities received after December 1, 2006. We were in compliance with these covenants at December 31, 2006. As of December 31, 2006, we had no outstanding balance on the $5 million revolving line of credit and the availability on the revolving line of credit was $5.0 million. On January 6, 2006, we drew down $2 million of the equipment line. As of December 31, 2006, we had a balance of $1,667,000 remaining on the equipment line.

The following table summarizes our contractual cash commitments as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facility Operating Leases	$712,000	$407,000	$305,000	$—	$—
Equipment line of credit	1,667,000	800,000	800,000	67,000	—
King Pharmaceuticals Thrombin Purchase	1,003,000	1,003,000	—	—	—
Total Contractual Cash Obligations	$3,382,000	$2,210,000	$1,105,000	$67,000	$—

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

We currently anticipate that we will experience positive cash flow from our normal operating activities. We currently believe that our working capital of $11,472,000 at December 31, 2006, our recent one-time receipt of $6 million under the terms of the King license agreement signed in January 2007 and our anticipated cash from product sales will be sufficient to meet all of our operating and capital requirements for at least the next twelve months. However, our actual liquidity and capital requirements will depend upon numerous factors, the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. In the event that additional financing is needed, and depending on market conditions, we may seek to raise additional funds for working capital purposes through the sale of equity or debt securities.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate these estimates and judgments. We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our accounting policies are described in Note 2 to the consolidated financial statements. We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition, and require complex management judgment.

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At December 31, 2006, this reserve was $45,000 compared to $30,000 at December 31, 2005. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At December 31, 2006, this reserve was $65,000 compared to $110,000 at December 31, 2005. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a year warranty with each product sold to us. We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer. At December 31, 2006, this warranty provision was $46,000 compared to $50,000 at December 31, 2005. If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For the year ended December 31, 2006, we recorded a $27.7 million valuation allowance related to our net deferred tax assets of $27.7 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R became effective for us on January 1, 2006. We recorded $1,088,000 of Stock-Based Compensation expense for the year ended December 31, 2006. See the Stock-Based Compensation discussion in Note 2 of our consolidated financial statements for additional information.

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

We had $1,667,000 of indebtedness on our equipment line as of December 31, 2006. If we were to borrow additional amounts from our revolving credit line, we would be further exposed to changes in interest rates, see Note 5 to the consolidated financial statements. Advances under our revolving and equipment lines of credit bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to these lines of credit to the extent that interest rates rise when there are amounts outstanding under these lines of credit. Based on our debt outstanding at December 31, 2006, a 1% increase in current market interest rates would have an impact of approximately $17,000 on an annual basis. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto required pursuant to this Item begin on page 40 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls.

During the fiscal quarter ended December 31, 2006, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Virchow, Krause & Company, LLP, an independent registered public accounting firm, as stated in their report which is included herein on page 43.

ITEM 9B. OTHER INFORMATION

In October 2004, we entered into an agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (“SAFC”), for the supply of thrombin (the “Supply Agreement”). Pursuant to the terms of the Supply Agreement, we agreed to pay for certain of SAFC’s development costs to allow SAFC to produce thrombin. On December 15, 2006, we entered into an amendment (the “Amendment”) to the Supply Agreement with SAFC which (1) changed the “effectiveness date” of the Supply Agreement from January 1, 2007 to January 1, 2008, (2) revised the minimum final yield of units in the definition of “lot,” and (3) amended the purchase price per lot. The foregoing description of the Amendment is qualified in its entirety by reference to the complete Amendment, a copy of which is attached as Exhibit 10.12 to this Form 10-K and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the Sections under the headings “Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2006.

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

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Sections under the headings “Director Compensation,” “Employment Agreements” and “Executive Compensation and Other Information” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated herein by reference to the Section under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the Section under the heading “Committees of the Board of Directors” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the Section under the heading “Additional Information about our Independent Auditor” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this Report.

(1)	The following financial statements are filed herewith in Item 8 in Part II.

(i)	Reports of Independent Registered Public Accounting Firm

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

Exhibit Number		Description
10.3

Consent Agreement dated March 31, 2005 by and between IRET – Plymouth, LLC as Landlord, Insignia Systems, Inc. as Tenant and Vascular Solutions, Inc. as Subtenant (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2005).

10.4		Lease Agreement dated December 28, 2006 by and between IRET - Plymouth, LLC as Landlord and Vascular Solutions, Inc. as Tenant.
10.5

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

10.7	*

Form of Employment Agreement by and between Vascular Solutions, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.5 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2004).

10.8		Form of Distribution Agreement (incorporated by reference to Exhibit 10.12 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.9	*	Vascular Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to Vascular Solutions’ Form 10-K for the year ended December 31, 2000).
10.10	*	Stock Option and Stock Award Plan as Amended December 9, 2005 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.11	**

Supply Agreement dated October 18, 2004 by and between Vascular Solutions and Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (incorporated by reference to Exhibit 10.12 to Vascular Solutions’ Form 10-K for the year ended December 31, 2004).

10.12	**	Amendment to Supply Agreement dated December 15, 2006 by and between Vascular Solutions and Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc.
10.13	**

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

10.15

Amendment to Loan Agreement dated December 9, 2004 by and between Vascular Solutions and Silicon Valley Bank (incorporated by reference to Exhibit 10.15 of Vascular Solutions’ Form 10-K for the year ended December 31, 2004).

10.16

Amendment to Loan Agreement dated December 29, 2005 by and between Vascular Solutions and Silicon Valley Bank (incorporated by reference to Exhibit 10.14 of Vascular Solutions’ Form 10-K for the year ended December 31, 2005).

10.17		Amendment to Loan Agreement dated December 28, 2006 by and between Vascular Solutions and Silicon Valley Bank.
10.18	*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.19	*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.20	*	Form of Board of Directors Stock Option Agreement, as amended December 9, 2005 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.21	*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.22		License agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc.
10.23	**	Device Supply agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc.

Exhibit Number		Description
10.24	**	Thrombin JMI® Supply Agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc.
10.25	*

Vascular Solutions, Inc. Stock Option and Stock Award Plan, as amended January 25, 2006, effective April 18, 2006 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2006).

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

________________________

* Management contract or compensatory plan or arrangement previously filed with the Securities and Exchange Commission.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of January 2007.

VASCULAR SOLUTIONS, INC.
By:	/s/ Howard Root
Howard Root Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard Root and James Hennen (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Vascular Solutions, Inc., for the year ended December 31, 2006 and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 29th day of January 2007, by the following persons in the capacities indicated.

Signature	Title
/s/ Howard Root	Chief Executive Officer and Director
Howard Root	(principal executive officer)

/s/ James Hennen	Vice President, Finance and Chief Financial Officer and Secretary
James Hennen	(principal financial officer)

/s/ Timothy Slayton	Controller
Timothy Slayton	(principal accounting officer)

/s/ Robert Paulson	Director
Robert Paulson

/s/ Richard Nigon	Director
Richard Nigon

/s/ Michael Kopp	Director
Michael Kopp

/s/ Paul O’Connell	Director
Paul O’Connell

/s/ John Erb	Director
John Erb

/s/ Dr. Jorge Saucedo	Director
Dr. Jorge Saucedo

/s/ Dr. Gary Dorfman	Director
Dr. Gary Dorfman

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Vascular Solutions, Inc.

Under date of January 19, 2007, we reported on the consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, as contained in the annual report on Form 10-K for the year ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

January 19, 2007

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year
YEAR ENDED DECEMBER 31, 2006:
Sales return allowance	$30,000	$107,000	$92,000	$45,000
Allowance for doubtful accounts	110,000	(16,000)	29,000	65,000
Total	$140,000	$91,000	$121,000	$110,000

YEAR ENDED DECEMBER 31, 2005:
Sales return allowance	$20,000	$56,000	$46,000	$30,000
Allowance for doubtful accounts	160,000	(41,000)	9,000	110,000
Total	$180,000	$15,000	$55,000	$140,000

YEAR ENDED DECEMBER 31, 2004:
Sales return allowance	$20,000	$20,000	$20,000	$20,000
Allowance for doubtful accounts	140,000	34,000	14,000	160,000
Total	$160,000	$54,000	$34,000	$180,000

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Vascular Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment.”

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vascular Solutions, Inc. as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

January 19, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Vascular Solutions, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Vascular Solutions, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vascular Solutions, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Vascular Solutions, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Vascular Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated January 19, 2007, expresses an unqualified opinion on those consolidated financial statements.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

January 19, 2007

Vascular Solutions, Inc.

Consolidated Balance Sheets

	December 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,557,000	$4,282,000
Accounts receivable, net of reserves of $110,000 and $140,000 at December 31, 2006 and 2005, respectively	6,524,000	4,854,000
Inventories	7,232,000	6,962,000
Prepaid expenses	792,000	578,000
Total current assets	17,105,000	16,676,000

Property and equipment, net	3,669,000	2,955,000
Intangible assets, net	193,000	265,000
Total assets	$20,967,000	$19,896,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,261,000	$2,898,000
Accrued compensation	2,270,000	1,695,000
Accrued expenses	1,302,000	1,196,000
Current portion of long-term debt	800,000	—
Total current liabilities	5,633,000	5,789,000

Long-term Debt, net of current portion	867,000	—

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 15,141,181 – 2006; 14,642,225 – 2005	151,000	147,000
Additional paid-in capital	79,841,000	77,793,000
Other	52,000	(42,000)
Accumulated deficit	(65,577,000)	(63,791,000)
Total shareholders’ equity	14,467,000	14,107,000
Total liabilities and shareholders’ equity	$20,967,000	$19,896,000

See accompanying notes

Vascular Solutions, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2006	2005	2004

Net sales	$43,310,000	$32,786,000	$22,414,000
Cost of goods sold (1)	14,231,000	9,386,000	6,757,000
Gross profit	29,079,000	23,400,000	15,657,000

Operating expenses:
Research and development (1)	4,578,000	3,789,000	3,401,000
Clinical and regulatory (1)	2,493,000	2,006,000	1,906,000
Sales and marketing (1)	17,097,000	13,681,000	11,360,000
General and administrative (1)	3,716,000	2,810,000	2,138,000
Thrombin qualification	2,802,000	1,620,000	210,000
Amortization of purchased technology	72,000	218,000	218,000
Total operating expenses	30,758,000	24,124,000	19,233,000

Operating loss	(1,679,000)	(724,000)	(3,576,000)

Other income (expenses):
Interest income	99,000	163,000	68,000
Interest expense	(206,000)	—	—

Net loss	$(1,786,000)	$(561,000)	$(3,508,000)

Basic and diluted net loss per common share	$(0.12)	$(0.04)	$(0.25)
Shares used in computing basic and diluted net loss per common share	14,910,135	14,515,524	13,952,278

(1) Includes stock-based compensation charges of:
Cost of goods sold	$122,000	$—	$—
Research and development	174,000	—	—
Clinical and regulatory	89,000	—	—
Sales and marketing	362,000	—	—
General and administrative	341,000	—	—
	$1,088,000	$—	$—

See accompanying notes

Vascular Solutions, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Capital	Other	Deficit	Total
Balance at December 31, 2003	12,989,170	$130,000	$70,423,000	$42,000	$(59,722,000)	$10,873,000
Exercise of stock options	227,300	2,000	341,000	—	—	343,000
Issuance of common stock under the Employee Stock Purchase Plan	245,567	3,000	273,000	—	—	276,000
Sale of common stock in private placement at $6.75 per share in March 2004, net of offering costs	888,900	9,000	5,584,000	—	—	5,593,000
Deferred compensation related to option grants	—	—	54,000	(54,000)	—	—
Amortization of deferred compensation	—	—	—	12,000	—	12,000
Comprehensive loss:
Net loss	—	—	—	—	(3,508,000)	(3,508,000)
Translation adjustment	—	—	—	101,000	—	101,000
Total comprehensive loss						(3,407,000)
Balance at December 31, 2004	14,350,937	144,000	76,675,000	101,000	(63,230,000)	13,690,000
Exercise of stock options	191,750	2,000	594,000	—	—	596,000
Issuance of common stock under the Employee Stock Purchase Plan	99,538	1,000	511,000	—	—	512,000
Deferred compensation related to option grants	—	—	13,000	(13,000)	—	—
Amortization of deferred compensation	—	—	—	22,000	—	22,000
Comprehensive loss:
Net loss	—	—	—	—	(561,000)	(561,000)
Translation adjustment	—	—	—	(152,000)	—	(152,000)
Total comprehensive loss						(713,000)
Balance at December 31, 2005	14,642,225	147,000	77,793,000	(42,000)	(63,791,000)	14,107,000
Exercise of stock options	251,722	2,000	375,000	—	—	377,000
Issuance of common stock under the Employee Stock Purchase Plan	88,484	1,000	574,000	—	—	575,000
Stock option compensation	158,750	1,000	1,087,000	—	—	1,088,000
Deferred compensation related to option grants	—	—	12,000	(12,000)	—	—
Amortization of deferred compensation	—	—	—	31,000	—	31,000
Comprehensive loss:
Net loss	—	—	—	—	(1,786,000)	(1,786,000)
Translation adjustment	—	—	—	75,000	—	75,000
Total comprehensive loss						(1,711,000)
Balance at December 31, 2006	15,141,181	$151,000	$79,841,000	$52,000	$(65,577,000)	$14,467,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2006	2005	2004
Operating activities
Net loss	$(1,786,000)	$(561,000)	$(3,508,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	994,000	596,000	474,000
Amortization	72,000	218,000	218,000
Deferred compensation expense	31,000	22,000	12,000
Stock-based compensation	1,088,000	—	—
Change in allowance for doubtful accounts	(30,000)	(40,000)	20,000
Changes in operating assets and liabilities:
Accounts receivable	(1,626,000)	(1,304,000)	(1,744,000)
Inventories	(234,000)	(3,328,000)	(473,000)
Prepaid expenses	(212,000)	5,000	(126,000)
Accounts payable	(1,638,000)	2,043,000	106,000
Accrued compensation and expenses	581,000	620,000	906,000
Net cash used in operating activities	(2,760,000)	(1,729,000)	(4,115,000)

Investing activities
Purchase of property and equipment, net	(1,704,000)	(2,200,000)	(900,000)
Proceeds from sales of securities	—	—	3,020,000
Net cash provided by (used in) investing activities	(1,704,000)	(2,200,000)	2,120,000

Financing activities
Net proceeds from the exercise of stock options and stock warrants, net of expenses	377,000	596,000	343,000
Net proceeds from the sale of common stock, net of expenses	575,000	512,000	5,869,000
Proceeds from borrowings on long-term debt	2,000,000	—	—
Payments on long-term debt borrowings	(333,000)	—	—
Net cash provided by financing activities	2,619,000	1,108,000	6,212,000

Effect of exchange rate changes on cash and cash equivalents	120,000	(81,000)	102,000
Increase (decrease) in cash and cash equivalents	(1,725,000)	(2,902,000)	4,319,000
Cash and cash equivalents at beginning of year	4,282,000	7,184,000	2,865,000
Cash and cash equivalents at end of year	$2,557,000	$4,282,000	$7,184,000

Supplemental disclosure of cash flow
Cash paid for interest	$192,000	$—	$—

See accompanying notes.

1. Description of Business

Vascular Solutions, Inc. (the Company) is a medical device company focused on bringing solutions to interventional cardiologists and interventional radiologists. The Company’s main product lines consist of the following:

•

Hemostatic (blood clotting) products, principally consisting of the D-Stat Dry™ hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat® Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets,

•	Extraction catheters, principally consisting of the Pronto™ extraction catheter, a mechanical system for the removal of soft thrombus from arteries,
•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,
•	Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheter and Skyway® support catheters, and
•	Access products, principally consisting of micro-introducers and guidewires used to gain percutaneous access to the vasculature.

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

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

The components of comprehensive loss are net loss and the effects of foreign currency translation adjustments. The accumulated other comprehensive income (loss) for the foreign currency translation adjustment at December 31, 2006 and 2005 was $67,000 and $(8,000), respectively.

Fair Value of Financial Instruments

The carrying amount for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximate their carrying value because the terms are equivalent to borrowing rates currently available to the Company for debt with similar terms and maturities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company classifies all highly liquid investments with initial maturities of three months or less as cash equivalents. Cash equivalents consist of cash and money market funds and are stated at cost, which approximates market value. The Company deposits its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Credit risk and allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At December 31, 2006 and 2005, the allowance for doubtful accounts was $65,000 and $110,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet. At December 31, 2006 and 2005, the sales and return allowance was $45,000 and $30,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $110,000 and $140,000 at December 31, 2006 and 2005, respectively.

2. Summary of Significant Accounting Policies (Continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following at December 31:

	2006	2005
Raw materials	$4,340,000	$4,965,000
Work-in-process	590,000	834,000
Finished goods	2,302,000	1,163,000
	$7,232,000	$6,962,000

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Manufacturing equipment	1 to 8 years
Office and computer equipment	1 to 5 years
Furniture and fixtures	3 to 8 years
Leasehold improvements	Shorter of useful life or remaining term of the lease
Research and development equipment	3 to 7 years

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

2. Summary of Significant Accounting Policies (Continued)

Revenue is recognized upon shipment of products to distributors following the receipt and acceptance of a distributor’s purchase order. Allowances are provided for estimated returns and warranty costs at the time of shipment.

Shipping and handling costs

In accordance with the Emerging Issues Task Force (EITF) issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of goods sold.

Research and Development Costs

All research and development costs are charged to operations as incurred.

Warranty Costs

Certain of the Company’s products are covered by warranties against defects in material and workmanship for periods of up to 24 months. The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on the amount the Company is charged from its original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a year warranty with each product sold to the Company. The Company records a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer.

Warranty provisions and claims for the years ended December 31, 2006 and 2005, were as follows:

	2006	2005
Beginning balance	$50,000	$33,000
Warranty provisions	19,000	21,000
Warranty claims	(23,000)	(4,000)
Ending balance	$46,000	$50,000

Stock-Based Compensation

The Company has various types of stock-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Refer to Notes 8, 9 and 10 for additional information related to these stock-based compensation plans.

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

2. Summary of Significant Accounting Policies (Continued)

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

As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the year ended December 31, 2006, were $1,088,000 and $0.07 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the years ended December 31, 2005 and 2004:

	Year Ended December 31
	2005	2004
Net loss, as reported	$(561,000)	$(3,508,000)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,377,000)	(1,231,000)
Pro forma net loss	$(1,938,000)	$(4,739,000)

Net loss per common share:
Basic and diluted – as reported	$(0.04)	$(0.25)
Basic and diluted – pro forma	$(0.13)	$(0.34)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2006	2005	2004
Stock Options and Awards:
Expected life (years)	5.50	5.50	6.50
Expected volatility	41%	58%	94%
Dividend Yield	0%	0%	0%
Risk-free interest rate	4.62%	4.34%	3.85%

Employee Stock Purchase Plan:
Expected life (years)	2.0	2.0	2.0
Expected volatility	36%	58%	94%
Dividend Yield	0%	0%	0%
Risk-free interest rate	4.75%	4.34%	3.85%

The weighted average fair value of stock options and awards granted with an exercise price equal to the deemed stock price on the date of grant during 2006, 2005 and 2004 was $5.42, $5.64 and $5.77, respectively.

2. Summary of Significant Accounting Policies (Continued)

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

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Goodwill and Other Intangible Assets

In fiscal 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company has concluded that no impairment of goodwill exists as of December 31, 2006.

Other intangible assets consist of purchased technology. Purchased technology was amortized using the straight-line method over its estimated useful life of four years. The Company reviewed intangible assets for impairment as changes in circumstances or the occurrence of events suggested the remaining value was not recoverable.

Reclassification

Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

3. Goodwill and Other Intangible Assets

As discussed in Note 2 above, the Company has adopted SFAS No. 141 and determined that the developed technology the Company acquired from Angiosonics, Inc. in April 2002 would be amortized over its useful life of four years. The goodwill acquired will not be amortized. In April 2006, the Company completed the amortization of the purchased technology. Amortization expense of purchased technology was $72,000, $218,000 and $218,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Balances of acquired intangible assets as of December 31, 2006 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased technology	$870,000	$870,000	$—

Non-amortizing intangibles:
Goodwill	193,000	—	193,000
	$1,063,000	$870,000	$193,000

Balances of acquired intangible assets as of December 31, 2005 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased technology	$870,000	$798,000	$72,000

Non-amortizing intangibles:
Goodwill	193,000	—	193,000
	$1,063,000	$798,000	$265,000

4. Property and Equipment

Property and equipment consists of the following at December 31:

	2006	2005
Property and equipment:
Manufacturing equipment	$3,782,000	$3,083,000
Office and computer equipment	1,163,000	1,153,000
Furniture and fixtures	313,000	303,000
Leasehold improvements	554,000	462,000
Research and development equipment	398,000	367,000
Construction-in-process	692,000	—
	6,902,000	5,368,000
Less accumulated depreciation	(3,233,000)	(2,413,000)
Net property and equipment	$3,669,000	$2,955,000

5. Lines of Credit

On December 28, 2006, the Company modified and extended the secured asset-based loan and security agreement dated December 31, 2003, and as amended December 29, 2005. The operating line of credit is a one-year, $5,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is prime plus 0.5%. As of December 31, 2006, the Company had no outstanding loan balance against the facility. Based on the Company’s eligible customer receivables, inventory and cash balances, $5,000,000 was available for borrowing as of December 31, 2006. The operating line of credit also requires a one time facility fee of $25,000.

The equipment line of credit is a three-year, $2,000,000 facility with an interest rate of prime plus 1.5%. On January 6, 2006, the Company executed a $2,000,000 advance on the equipment line of credit. The advance is secured by various equipment acquired by the Company during the year ended December 31, 2005. As of December 31, 2006, the Company had $1,667,000 outstanding loan balance against the facility. The weighted average interest rate for the year ended December 31, 2006 on the equipment line of credit was 9.5%.

The credit facility includes two covenants: minimum tangible net worth of $11,000,000 through September 30, 2007, $13,000,000 thereafter, and liquidity coverage of not less than 1.25 to 1.00. The minimum tangible net worth covenant will increase by the sum of 50% of the Company’s quarterly net profit beginning with the quarter ending March 30, 2007 plus all consideration for equity securities received after December 1, 2006. The Company was in compliance with these covenants at December 31, 2006.

Future minimum commitments under this equipment line of credit as of December 31, 2006 are as follows:

2007	$800,000
2008	800,000
2009	67,000
$1,667,000

6. Leases

The Company leases two buildings totaling approximately 57,000 square-feet under separate operating leases, which both expire in September 2008, with renewal options. Rent expense related to the operating lease was approximately $481,000, $402,000 and $343,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum lease commitments under this operating lease as of December 31, 2006 are as follows:

2007	$407,000
2008	305,000
$712,000

7. Income Taxes

At December 31, 2006, the Company had net operating loss carryforwards of approximately $58,915,000 for federal income tax purposes that are available to offset future taxable income and begin to expire in the year 2013. Included in the U.S. amount are approximately $2.3 million of deductions resulting from disqualifying dispositions of stock options. When these deductions from disqualifying dispositions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. At December 31, 2006, the Company also had federal and Minnesota research and development tax credit carryforwards of approximately $2,709,000, which begin to expire in the year 2013. At December 31, 2006, the Company has foreign tax loss carryforwards of approximately $2,653,000 that do not expire. No benefit has been recorded for any loss or credit carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes. The Company performed a section 382 study during the third quarter of 2005 on its federal net operating loss carryforward and the Company concluded that it will have no limitations on the net operating loss carryforward.

7. Income Taxes (Continued)

The components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$24,011,000	$24,257,000
Tax credit carryforwards	2,709,000	2,086,000
Depreciation and amortization	199,000	249,000
Accrued compensation	247,000	210,000
Stock based compensation	419,000	—
Inventory reserve	47,000	180,000
Other	80,000	102,000
	27,712,000	27,084,000
Less valuation allowances	(27,712,000)	(27,084,000)
Net deferred taxes	$—	$—

The Company records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized. The increase in the valuation allowance was $628,000, $667,000 and $2,196,000 for the years ending December 31, 2006, 2005 and 2004, respectively.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2006	2005	2004

Tax at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(5.0)	(5.0)	(6.0)
Meals and entertainment	9.0	19.0	3.0
Recognition of valuation allowance	30.0	20.0	37.0
Effective income tax rate	—%	—%	—%

8. Stock Options, Restricted Shares and Warrants

Stock Option Plan

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and alternative stock appreciation rights to employees, directors, and consultants. Incentive stock options may be granted only to employees of the Company. Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants. As of December 31, 2006, the Company had reserved 4,400,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in July 2000, the Board of Directors determined the fair value of the Company’s common shares underlying options by assessing the business progress of the Company as well as the market conditions for medical device companies and other external factors. Vesting requirements of all awards under this plan are time based and vary by individual grant. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period. Unexercised options are canceled 90 days after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

8. Stock Options, Restricted Shares and Warrants (Continued)

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

Option activity is summarized as follows:

	Shares Available for Grant (exclusive of restricted shares issued)	Plan Options Outstanding	Exercise Price			Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2003	1,044,000	1,505,000	0.78	—	12.00	2.50
Shares reserved	500,000	—			—	—
Granted	(357,000)	357,000	6.74	—	10.89	7.75
Exercised	—	(167,000)	0.78	—	7.31	2.03
Canceled	50,000	(50,000)	0.84	—	7.48	2.92
Balance at December 31, 2004	1,237,000	1,645,000	0.78	—	12.00	3.68
Shares reserved	500,000	—			—	—
Granted	(344,000)	344,000	8.90	—	11.62	9.74
Exercised	—	(181,000)	0.78	—	10.89	3.20
Canceled	93,000	(93,000)	0.81	—	9.46	5.74
Balance at December 31, 2005	1,486,000	1,715,000	$0.78	—	$12.00	$4.83
Shares reserved	500,000	—			—	—
Granted	(74,000)	74,000			7.88	7.88
Exercised	—	(198,000)	0.78	—	7.48	1.73
Forfeited	53,000	(53,000)	0.78	—	9.46	8.12
Expired	26,000	(26,000)	0.84	—	9.46	7.66
Balance at December 31, 2006	1,991,000	1,512,000	$0.78	—	$12.00	$5.24	$5,707,000
Exercisable at December 31, 2006		1,296,000				$4.74	$5,484,000

The weighted average remaining contractual term of options exercisable at December 31, 2006, was 5.3 years. The total intrinsic value of options exercised during fiscal 2006, 2005 and 2004, was $1,163,000, $1,310,000 and $1,286,000.

8. Stock Options, Restricted Shares and Warrants (Continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Outstanding as of December 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2006	Weighted Average Exercise Price
$0.78	–	$0.81	59,000	6.1	$0.79	58,000	$0.79
0.82	–	0.84	382,000	6.1	0.84	369,000	0.84
0.85	–	2.07	47,000	1.6	1.58	47,000	1.58
2.08	–	2.51	103,000	4.8	2.49	103,000	2.49
2.52	–	7.48	480,000	4.6	6.27	433,000	6.22
7.49	–	10.00	348,000	6.4	9.18	213,000	9.21
10.01	–	12.00	93,000	7.8	11.06	73,000	11.03
			1,512,000	5.6	$5.24	1,296,000	$4.74

As of December 31, 2006, there was $389,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.79 years.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. During 2006 the Company granted restricted shares to employees under the Stock Option Plan. The restricted shares vest over a four-year period based on the continuation of employment.

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	—	—
Granted	174,000	5.42
Vested	—	—
Forfeited	(15,000)	5.41
Expired	—	—
Balance at December 31, 2006	159,000	$5.42

As of December 31, 2006, there was $498,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.15 years. The Company used a discount factor of 30% to determine the fair value at the date of grant based on an analysis of the Company’s private placement offering completed in March 2004 and other illiquidity factors. The Company estimates the forfeiture rate for restricted stock using 10% for key employees and 15% for non-key employees.

The net remaining shares available for grant under the stock option plan is 1,832,000 shares.

8. Stock Options, Restricted Shares and Warrants (Continued)

Deferred Compensation

In 2006, 2005, and 2004, the Company recorded $12,000, $13,000 and $54,000, respectively, of deferred compensation in connection with certain nonqualified stock options granted to medical advisory board members. The weighted average fair value of these options was $5.84. The deferred compensation recorded is amortized ratably over the period that the options vest and is adjusted for options which have been canceled. Vesting requirements for nonqualified stock options under this plan will vary by individual grant. Deferred compensation expense was $31,000, $22,000 and $12,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Warrants

As of December 31, 2006, the Company had the following warrants outstanding and exercisable:

Exercise Price	Outstanding as of December 31, 2005	Expiration Date

1.50	21,000	January 31, 2007
1.50	3,000	February 14, 2007
3.00	68,000	December 29, 2007
$2.60	92,000

9. Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 1,500,000 shares of common stock have been reserved for issuance. Eligible employees may contribute 1% to 10% of their compensation to purchase shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates up to a maximum of 2,000 shares per purchasing period. The Purchase Plan terminates in May 2010. In fiscal 2006, 2005 and 2004, 98,500 shares, 99,500 shares, and 245,600 shares, respectively, were issued under the Purchase Plan. At December 31, 2006, 628,000 shares were available for issuance under the Purchase Plan.

As of December 31, 2006, there was $161,000 of total unrecognized compensation costs related to the employee stock purchase plan, which is expected to be recognized over a weighted average period of 0.55 years.

10. Employee Retirement Savings Plan

The Company has an employee 401(k) retirement savings plan (the Plan). The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. Through December 31, 2001, the Plan allowed eligible employees to contribute up to 18% of their annual compensation. Effective January 1, 2002, the employee contribution limit was increased to 50% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 5% contributed to the Plan. The Company recorded an expense of $120,000, $89,000 and $73,000 for contributions to the Plan for the years ended December 31, 2006, 2005, and 2004, respectively.

11. Concentrations of Credit and Other Risks

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

No customers were more than 5% of net sales for the years ended December 31, 2006, 2005 and 2004.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No customers were more than 5% of gross accounts receivable as of December 31, 2006 and 2005. There have been no material losses on customer receivables.

Sales by geographic destination as a percentage of total net sales were as follows for the years ended December 31:

	2006	2005	2004

Domestic	88%	89%	89%
Foreign	12	11	11

12. Related Party Sales

In fiscal 2006, 2005 and 2004, the Company sold $518,000, $419,000 and $279,000 of product to a company in which a board member of the Company is a Vice President. As of December 31, 2006 and 2005, the Company had an accounts receivable balance due of $77,000 and $70,000 from this related party company.

13. Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the Duett and D-Stat products) under a Purchase Agreement dated January 9, 2007 (see footnote 16) with a subsidiary of King Pharmaceuticals, Inc. (King). The agreement provides for a fixed price, with adjustments based on a producer price index tied to pharmaceuticals. The previous agreement with King expired on May 29, 2005. In anticipation of the previous agreement expiring, the Company submitted purchase orders to King for approximately $3.5 million of thrombin to benefit from the pricing provisions of the agreement. As of December 31, 2006, the Company had purchased orders totaling $1 million outstanding out of the total submitted purchase orders of $3.5 million. As part of the supply agreement dated January 9, 2007, the outstanding purchased orders were cancelled and the Company issued King new purchase orders for thrombin under the terms of the new agreement.

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

13. Dependence on Key Suppliers (Continued)

The Sigma contract is part of the Company’s plan to fully qualify a second source of thrombin and to bring the new thrombin through the regulatory process to be used in the Company’s hemostatic products. The cost associated with the Sigma agreement are part of the Company’s total estimated expenditures of $7.6 million (including the payments to Sigma) to complete the thrombin qualification project.

The costs and purchases incurred through December 31, 2006 and the total estimated costs and purchases for the thrombin project (including costs and purchases already incurred) are as follows:

	Incurred (as of December 31, 2006)	Total Estimated

Qualification expenses	$4.6 million	$5.3 million
Capital equipment purchases	1.0 million	1.0 million
Thrombin inventory purchases (net of thrombin expensed)	1.3 million	1.3 million
	$6.9 million	$7.6 million

The costs and purchases incurred through December 31, 2005 and the total estimated costs and purchases for the thrombin project (including costs and purchases already incurred) were as follows:

	Incurred (as of December 31, 2005)	Total Estimated

Qualification expenses	$1.8 million	$4.3 million
Capital equipment purchases	0.7 million	0.8 million
Thrombin inventory purchases	1.7 million	1.7 million
	$4.2 million	$6.8 million

14. Commitments and Contingencies

All legal cost related to litigation are charged to operations as incurred, except settlements which are expensed when a claim is probable and estimatable.

Diomed Litigation

On December 11, 2003, the Company and a non-officer employee of the Company were named as defendants in a lawsuit brought by Diomed in the United States District Court for the District of Massachusetts. The complaint alleges that in marketing the Company’s Vari-Lase endovenous laser procedure kit the Company engaged in false advertising and infringed a registered trademark of Diomed. The complaint also alleges that the non-officer employee, who previously worked for a company that conducted business with Diomed, improperly utilized trade secrets of Diomed in developing the Company’s Vari-Lase procedure kit. The complaint requests monetary damages and an injunction on the sale of the Company’s Vari-Lase procedure kit. The Company believes that the allegations included in the complaint are wholly without merit. On January 31, 2006, the Court granted the Company’s motion for summary judgment dismissing all counts of Diomed’s complaint with the exception of one trade secret misappropriation count and a portion of two other counts to the extent they were based on alleged trade secret misappropriation. The Company’s counterclaim against Diomed was not dismissed. On June 23, 2006, the Company entered into an agreement with Diomed that settled the litigation and all issues surrounding Diomed’s marked sheath patents. The terms of the settlement are confidential and did not have a material effect on the consolidated results of operations for the year ended December 31, 2006. The settlement did not affect the ongoing dispute between the parties regarding Diomed’s United States Patent Number 6,398,777 discussed below.

14. Commitments and Contingencies (Continued)

On March 4, 2004, the Company was named as the defendant in an intellectual property lawsuit brought by Diomed in the United States District Court for the District of Massachusetts.  The complaint requested a judgment that the Company’s Vari-Lase procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed, Inc. and asked for relief in the form of an injunction that would prevent the Company from selling Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of the product, and other costs, disbursements and attorneys’ fees. On April 12, 2005, the judge entered a Memorandum and Order on Claims Construction from the Markman hearing phase of the litigation. In the Order, the judge held that in order to violate the Diomed patent, a competing method must deliberately put the tip of the laser fiber in physical contact with the wall of the vein, must drain blood from the vein, must compress the vein and must maintain vein wall contact as the laser energy is delivered. The Company believes its Vari-Lase products are not used in this method, and thus does not believe the litigation has merit. On December 21, 2005, the Company filed a motion for summary judgment, in which the Company sought dismissal of all claims, and Diomed filed its motion for summary judgment, in which it sought a judgment of validity and infringement. On August 30, 2006, the Court issued its ruling which denied all party’s motions for summary judgment concerning infringement and ruled that the patent is valid. The trial is scheduled to start on March 12, 2007. It is not possible to predict the timing or outcome of this litigation, including whether it will affect the Company’s ability to sell its Vari-Lase products, or to estimate the amount or range of potential loss.

VNUS® Medical Technologies Litigation

On October 13, 2005, the Company was named as one of three defendants in an intellectual property lawsuit brought by VNUS® Medical Technologies, Inc. in the United States District Court for the Northern District of California. The complaint requested a judgment that the Company’s Vari-Lase procedure kit and Vari-Lase laser console infringes on four patents held by VNUS® Medical Technologies, Inc. and asked for relief in the form of an injunction that would prevent the Company from selling its Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. The Company believes its Vari-Lase products do not violate these patents, and thus the Company does not believe the litigation has merit.

This litigation is scheduled for trial on October 29, 2007. It is not possible to predict the timing or outcome of this litigation, including whether it will affect the Company’s ability to sell its Vari-Lase products, or to estimate the amount or range of potential loss.

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

15. Quarterly Financial Data (Unaudited, in Thousands, Except per Share Data)

2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net sales	$11,492	$10,955	$10,911	$9,952
Gross profit	7,703	7,361	7,264	6,751
Operating income (loss)	118	(332)	(627)	(838)
Net income (loss)	90	(368)	(653)	(855)
Basic and diluted net income (loss) per share	$0.01	$(0.02)	$(0.04)	$(0.06)

2005

Net sales	$8,859	$8,574	$8,079	$7,274
Gross profit	6,169	6,244	5,771	5,216
Operating loss	(450)	16	33	(323)
Net loss	(407)	60	75	(289)
Basic and diluted net loss per share	$(0.03)	$0.00	$0.00	$(0.02)

16. Subsequent Event

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply agreement and a Thrombin-JMI Supply Agreement. The Company licensed the exclusive rights of Thrombix, ThrombiGel and ThrombiGel Paste to King for $6 million. The Company will manufacture the licensed products under the Device Supply Agreement. The Device Supply Agreement requires King to pay the Company two separate $1 million milestone payments; one for the first commercial sale of ThrombiGel and/or Thrombix and one for the first commercial sale of ThrombiGel Paste. The Company will amortize the $6 million license fee on a straight-line basis over 10 years. The Company will also recognize the two $1 million milestone payments over the remaining 10-year license period once they are received.

The Device Supply Agreement requires the Company to make a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of ThrombiGel and a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of ThrombiGel Paste. The Company believes the probability of paying the one-time payments as defined under the Device Supply Agreement is remote, therefore the Company will not record a provision for the two one-time payments. The Company has also entered into a long-term supply agreement with King for the supply of thrombin-JMI.