Form 10-Q
period 2007-03-31
VASCULAR SOLUTIONS INC
filed 2007-04-26
CIK 1030206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

The registrant had 15,371,441 shares of common stock, $.01 par value per share, outstanding as of April 20, 2007.

VASCULAR SOLUTIONS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$8,719,000	$2,557,000
Accounts receivable, net of reserves of $125,000 and $110,000 in 2007 and 2006, respectively	6,830,000	6,524,000
Inventories	6,958,000	7,232,000
Prepaid expenses	671,000	792,000
Total current assets	23,178,000	17,105,000

Property and equipment, net	3,826,000	3,669,000
Intangible assets, net	193,000	193,000
Total assets	$27,197,000	$20,967,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,373,000	$1,261,000
Accrued compensation	2,119,000	2,270,000
Accrued expenses	7,058,000	1,302,000
Current portion of long-term debt	800,000	800,000
Current portion of deferred revenue	600,000	—
Total current liabilities	11,950,000	5,633,000

Long-term liabilities:
Long-term debt, net of current portion	667,000	867,000
Long-term deferred revenue, net of current portion	5,265,000	—
Total long-term liabilities	5,932,000	867,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 15,371,441 – 2007; 15,141,181 – 2006	154,000	151,000
Additional paid-in capital	80,230,000	79,841,000
Other	42,000	52,000
Accumulated deficit	(71,111,000)	(65,577,000)
Total shareholders’ equity	9,315,000	14,467,000
Total liabilities and shareholders’ equity	$27,197,000	$20,967,000

See accompanying notes.

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Net revenue	$12,154,000	$9,952,000
Cost of goods sold (1)	3,929,000	3,201,000
Gross profit	8,225,000	6,751,000

Operating expenses:
Research and development (1)	1,492,000	998,000
Clinical and regulatory (1)	760,000	582,000
Sales and marketing (1)	4,762,000	4,400,000
General and administrative (1)	949,000	887,000
Litigation	5,675,000	—
Thrombin qualification	111,000	668,000
Amortization of purchased technology	—	54,000
Total operating expenses	13,749,000	7,589,000

Operating loss	(5,524,000)	(838,000)

Other income (expenses)
Interest expense	(44,000)	(48,000)
Interest income	91,000	31,000

Loss before income taxes	(5,477,000)	(855,000)

Income tax expense	(57,000)	—
Net loss	$(5,534,000)	$(855,000)

Net loss per share – basic	$(0.37)	$(0.06)
Net loss per share – diluted	$(0.37)	$(0.06)

(1) Includes stock-based compensation charges of:
Cost of goods sold	37,000	38,000
Research and development	42,000	50,000
Clinical and regulatory	23,000	27,000
Sales and marketing	97,000	131,000
General and administrative	87,000	67,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Operating activities
Net loss	$(5,534,000)	$(855,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	313,000	222,000
Amortization	—	54,000
Deferred revenue, net	5,865,000	—
Stock-based compensation	286,000	313,000
Deferred compensation expense	4,000	7,000
Change in allowance for doubtful accounts	15,000	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(337,000)	(682,000)
Inventories	255,000	(736,000)
Prepaid expenses	123,000	(1,000)
Accounts payable	112,000	(1,474,000)
Accrued compensation and expenses	5,605,000	206,000
Net cash provided by (used in) operating activities	6,707,000	(2,951,000)

Investing activities
Purchase of property and equipment, net	(470,000)	(345,000)
Net cash used in investing activities	(470,000)	(345,000)

Financing activities
Proceeds from borrowings on long-term debt	—	2,000,000
Payment on long-term debt	(200,000)	—
Proceeds from the exercise of stock options and warrants	105,000	272,000
Net cash provided by (used in) financing activities	(95,000)	2,272,000

Effect of exchange rate changes on cash and cash equivalents	20,000	15,000
Increase (decrease) in cash and cash equivalents	6,162,000	(1,009,000)
Cash and cash equivalents at beginning of period	2,557,000	4,282,000
Cash and cash equivalents at end of period	$8,719,000	$3,273,000

Supplemental disclosure of cash flow
Cash paid for interest	$45,000	$27,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited financial statements of Vascular Solutions, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	Stock-Based Compensation

The Company has various types of stock-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Notes 8 and 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for additional information related to these stock-based compensation plans.

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 included compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the three months ended March 31, 2007 and 2006, were $286,000 and $313,000 and $0.02 and $0.02 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	March 31, 2007	March 31, 2006
Employee Stock Purchase Plan:
Expected life (years)	2.00	2.00
Expected volatility	40%	42%
Dividend yield	0%	0%
Risk-free interest rate	4.95%	4.82%

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and alternative stock appreciation rights to employees, directors and consultants. Incentive stock options may be granted only to employees of the Company. Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants. As of March 31, 2007, the Company has reserved 4,900,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in July 2000, the Board of Directors determined the fair value of the common shares underlying options by assessing the business progress of the Company as well as the market conditions for medical device companies and other external factors. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period. Unexercised options are canceled 90 days after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. On January 26, 2007, the Company granted additional restricted shares to employees under the Stock Option Plan.

The restricted shares vest over a four-year period based on the continuation of employment. Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Balance at December 31, 2006	159,000	$5.42
Granted	166,000	7.35
Vested	—	—
Canceled	(6,000)	5.75
Balance at March 31, 2007	319,000	$6.42

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

As of March 31, 2007, there was $1,239,000 of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted average period of 2.71 years. The Company used a discount factor of 30% to determine the fair value at the date of grant based on an analysis of the Company’s private placement offering completed in March 2004 and other illiquidity factors. The Company estimates the forfeiture rate for restricted stock using 10% for key employees and 15% for non-key employees.

Stock option activity is summarized as follows:

	Plan Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2006	1,512,000	$5.24
Granted	—	—
Exercised	(37,000)	1.16
Forfeited	(1,000)	8.37
Canceled	(4,000)	1.80
Balance at March 31, 2007	1,470,000	$5.38	$6,672,000

Exercisable at March 31, 2007	1,312,000	$4.95	$6,504,000

As of March 31, 2007, there was $290,000 of total unrecognized compensation costs related to the outstanding stock options which is expected to be recognized over a weighted average period of 0.76 years. The total intrinsic value of options exercised was $347,000 for the three months ended March 31, 2007.

At March 31, 2007, a total of 2,177,029 shares were available for grant under the Stock Option Plan.

(3)	Net Loss per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net loss per share for the three months ended March 31, 2007 and 2006 is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. For all periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding restricted stock, options and warrants is antidilutive. Weighted average common shares outstanding at March 31, 2007 and 2006 were 15,073,793 and 14,774,121, respectively.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(4)	Comprehensive Loss

Comprehensive loss for the Company includes net loss and foreign currency translation. Comprehensive loss for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
	2007	2006
	(unaudited)

Net loss	$(5,534,000)	$(855,000)
Foreign currency translation adjustments	(13,000)	(76,000)
Comprehensive loss	$(5,547,000)	$(931,000)

(5)	Revenue Recognition

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

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

On January 9, 2007, the Company entered into three separate agreements with King Pharmaceuticals, Inc. (King) consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement. The Company licensed the exclusive rights of Thrombi-PadTM, Thrombi-Gel® and Thrombi-Paste to King for $6 million. The Company will manufacture the licensed products under the Device Supply Agreement. The Device Supply Agreement requires King to pay the Company two separate $1 million milestone payments - one for the first commercial sale of Thrombi-Gel and/or Thrombi-PadTM, and one for the first commercial sale of Thrombi-Paste. The Company will amortize the $6 million license fee received on January 9, 2007 on a straight-line basis over 10 years. The Company will also recognize the two $1 million milestone payments over the remaining 10-year license period once they are received. The Company will record the amortization of the initial $6 million license fee as well as the two additional $1 million milestone payments as revenue in the period it is earned.

In accordance with the Emerging Issues Task Force (EITF) issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes shipping and handling revenues in net revenue and shipping and handling costs in cost of sales.

(6)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	March 31, 2007	December 31, 2006
	(unaudited)

Raw materials.	$4,014,000	$4,340,000
Work-in process.	772,000	590,000
Finished goods.	2,172,000	2,302,000
	$6,958,000	$7,232,000

(7)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At March 31, 2007 and December 31, 2006, the allowance for doubtful accounts was $60,000 and $65,000, respectively.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At March 31, 2007 and December 31, 2006, the sales and return allowance was $65,000 and $45,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $125,000 and $110,000 at March 31, 2007 and December 31, 2006, respectively.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 5% of gross accounts receivable as of March 31, 2007 and December 31, 2006, respectively. There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the three months ended March 31, 2007 and 2006 were 86% and 89% in the United States, respectively, and 14% and 11% in international markets, respectively. No single customer represented greater than 5% of the total net revenue for the three months ended March 31, 2007 and 2006, respectively.

(9)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the D-Stat products) under a Thrombin-JMI® Supply Agreement. On January 9, 2007, the Company entered into a Thrombin-JMI® Supply Agreement with King (see footnote 5). Under the terms of the Thrombin-JMI® Supply Agreement, King agrees to manufacture and supply thrombin to the Company on a non-exclusive basis. The agreement does not contain any minimum purchase requirements. King agrees to supply the Company with such quantity of thrombin as the Company may order for use in devices not intended for sale by King in the Field at a fixed price throughout the term of the Thrombin-JMI® Supply Agreement as adjusted for inflation, variations in potency and other factors. The Thrombin-JMI® Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including (1) termination by King without cause anytime after the fifth anniversary of its execution upon five years prior written notice to the Company and (2) termination by the Company without cause anytime after the fifth anniversary of its execution upon five years prior written notice to King provided that the Device Supply Agreement has expired on its terms or the parties have agreed to terminate it. In anticipation of the previous supply agreement expiring, the Company submitted purchase orders to King for approximately $3.5 million of thrombin to benefit from the pricing provisions of the agreement. As part of the new agreement, the outstanding purchased orders were cancelled and the Company issued King new purchase orders for thrombin pursuant to the terms of the new agreement.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

Sigma

On October 18, 2004, the Company entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to the Company. Pursuant to the terms of the Sigma agreement, the Company will be paying for certain development costs of Sigma to allow Sigma to produce thrombin. The payments are based on achievement of certain milestones over a two-year period. The Sigma agreement terminates after ten years and is automatically extended for up to five additional successive one-year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the Sigma agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for the Company under the contract in or as a component of a hemostatic product for medical use. The Company does not have any minimum purchase requirements under the Sigma agreement; however, if the Company purchases less than three lots of thrombin in any year then (i) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (ii) Sigma will have the right to terminate the agreement on 30 days’ notice. The Sigma agreement is part of the Company’s plan to fully qualify a second source of thrombin and to bring the new thrombin through the regulatory process to be used on an as needed basis in the Company’s hemostatic products.

The costs and purchases incurred through March 31, 2007 and the total estimated costs and purchases expected to be incurred in the thrombin qualification project (including costs and purchases already incurred) are as follows:

	Incurred (as of March 31, 2007)	Total Estimated

Qualification expenses.	$4.7 million	$4.8 million
Capital equipment purchases.	1.0 million	1.0 million
Thrombin inventory purchases.	1.3 million	1.3 million
	$7.0 million	$7.1 million

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(10)	Contingencies

On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed in the United States District Court for the District of Massachusetts.  The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007 and concluded on March 28, 2007 when the jury reached a verdict that we contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest, which we have accrued together with additional costs and our attorney’s fees as of March 31, 2007 in the amount of $5,675,000. The jury concluded there was no willful infringement by Vascular Solutions, and therefore the award is not subject to treble damages or attorneys’ fees. On March 30, 2007 Diomed filed a motion requesting an injunction on our future sales of Vari-Lase products, and on April 13, 2007 we filed our response. On April 12, 2007 we converted all of our Vari-Lase sales to our new Vari-Lase Bright Tip fiber which features a proprietary ceramic distal tip that prevents even the possibility of the vein wall contact that was the requirement of Diomed’s sole patent claim in the litigation. In addition, on April 11, 2007, we filed a motion to overturn the verdict. If that motion is denied, we intend to post a supersedeas bond and appeal the decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.

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

From time to time, we are involved in legal proceedings arising in the normal course of our business. As of the date of this report we are not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

(11)	Long-term Debt

On December 28, 2006, the Company modified and extended the secured asset-based loan and security agreement dated December 31, 2003, and as amended December 29, 2005. In 2005 the Company added an equipment line of credit. The operating line of credit is a one-year, $5,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is prime plus 0.5%. As of March 31, 2007, the Company had no outstanding loan balance against the facility.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

The equipment line of credit is a three-year, $2,000,000 facility with an interest rate of prime plus 1.5%. In 2006, the Company executed a $2,000,000 advance on the equipment line of credit. The advance is secured by various equipment acquired by the Company during the year ended December 31, 2005. As of March 31, 2007, the Company had $1,467,000 outstanding loan balance against the facility. The weighted average interest rate for the three months ended March 31, 2007 on the equipment line of credit was 9.75%.

The credit facility includes two covenants: a minimum tangible net worth of $11,000,000 through September 30, 2007 and $13,000,000 thereafter; and a liquidity coverage ratio of not less than 1.25 to 1.00. The minimum tangible net worth covenant continues to increase by the sum of 50% of the Company’s quarterly net profit beginning with the quarter ending March 31, 2007 and all consideration received for equity securities. Due to the litigation described in Part II, Item 1, Legal Proceedings, the Company’s tangible net worth at March 31, 2007 was below the level that would be required by the tangible net worth covenant in the Company’s report due on April 30, 2007. On April 23, 2007 the Company received a waiver of this covenant violation and amended the loan and security agreement. The tangible net worth calculation was amended to add back the litigation expenses to the “tangible net worth” calculation.

Future minimum commitments under this equipment line of credit as of March 31, 2007 are as follows:

March 31, 2008	$800,000
March 31, 2009	667,000
$1,467,000

(12)	Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the Company’s financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to retained earnings. The adoption of FIN 48 was not material to the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Vascular Solutions, Inc. (we, us or Vascular) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. We were incorporated in the state of Minnesota in December 1996, and we began operations in February 1997. Our main product categories consist of the following:

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

In 2000, we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures. In 2001, due to competitive developments in the sealing device market, we made the strategic decision to develop additional products and de-emphasize the promotion of our Duett sealing device. We have grown from net revenue of $6.2 million in 2000 solely from the Duett device to net revenue of $43.3 million for the year ended December 31, 2006, with 95% of our 2006 net revenue coming from products other than the Duett device. This increase in revenue was driven by our commitment to the research and development of multiple new devices to diagnose and treat existing and new vascular conditions.

As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices and then deliver these products directly to the physician through our direct domestic sales force and our international distribution network. In January 2007, we launched the InnerChange™ micro-introducer catheter, a series of catheters that combines both a diagnostic catheter and a micro-introducer into a single product kit. In March 2007, we received FDA approval of our “Bright Tip” Vari-Lase fiber tip and launched this product on April 11, 2007. We currently have in development several additional products that leverage our existing infrastructure to bring additional solutions to the interventional cardiologist and interventional radiologist. Additional products that we expect to gain regulatory clearance and market launch in the United States in 2007 include the following medical devices, each of which we believe addresses an annual market opportunity of between $1 million and $20 million:

•	Gopher™ catheter, a low profile catheter designed to be used principally in chronic total occlusion cases to provide improved passage through occlusions, and
•	GuideLiner™ catheter, a specialty-purpose catheter designed to provide back-up support to the guide catheter in difficult coronary procedures.

When we develop versions of our products that have application outside of the interventional cardiology and interventional radiology markets where our direct sales force focuses, we attempt to enter into a strategic relationship with a distribution partner. Our current products and products in development that fit into this category consist of the following:

•	Thrombi-Pad™ trauma bandage, a thrombin-based bandage designed for use in controlling moderate to severe bleeding in trauma indications,
•	Thrombi-Gel hemostat, a thrombin impregnated gelatin foam pad designed for use in controlling bleeding, and
•	Thrombi-Paste™ hemostat (in development), a thick suspension of gelatin, thrombin and water designed for use in controlling bleeding.

In January 2007, King acquired the worldwide license to the Thrombi-Pad, Thrombi-Gel and Thrombi-Paste hemostats for use outside of the catheterization markets for an initial cash payment of $6 million and an additional $1 million milestone payment due upon the first commercial sale of Thrombi-Gel or Thrombi-Pad™, and a second $1 million milestone payment upon the first commercial sale of Thrombi-Paste. We agreed to manufacture the Thrombi-Gel and Thrombi-Pad™ devices for King, and King agreed to sell us thrombin used in all of our hemostatic products under a ten year agreement.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2007	2006

Net revenue	100%	100%
Cost of sales	32%	32%
Gross profit	68%	68%
Operating expenses:
Research and development	12%	10%
Clinical and regulatory	6%	6%
Sales and marketing	39%	44%
General and administrative	8%	9%
Litigation	47%	—
Thrombin qualification	1%	7%
Amortization of purchased technology	—	1%
Total operating expenses	113%	77%

Operating loss	(45%)	(9%)
Interest income/expense, net	—	—

Loss before income taxes	(45%)	(9%)
Income taxes	—	—

Net loss	(45%)	(9%)

Our primary products are categorized into five product categories, as listed previously. The following table sets forth, for the periods indicated, net revenue by product line along with the percent change from the previous year:

	Three Months Ended March 31,
	2007		2006
	Net Revenue	Percent Change	Net Revenue	Percent Change

Hemostat products	$5,882,000	11%	$5,284,000	9%
Extraction catheters	2,809,000	36%	2,068,000	61%
Vein products	1,792,000	24%	1,450,000	83%
Specialty catheters	875,000	27%	688,000	397%
Access products	549,000	77%	311,000	216%
Other	247,000	64%	151,000	36%

Total net revenue	$12,154,000	22%	$9,952,000	37%

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net revenue increased 22% to $12,154,000 for the three months ended March 31, 2007 from $9,952,000 for the three months ended March 31, 2006. The increase in net revenue was a result of double digit percentage revenue increases in all five of our product categories. Approximately 86% of our net revenue for the three months ended March 31, 2007 was from sales to customers in the United States and 14% of the net revenue was from sales to customers in international markets.

Gross profit as a percentage of net revenue remained constant at 68% for the quarters ended March 31, 2007 and March 31, 2006. We expect gross margins to be in the range of 66% to 68% for the remainder of 2007, subject to changes in our selling mix between our lower margin products such as the Vari-Lase and products sold to King and our higher margin product such as the D-Stat Dry.

Research and development expenses increased 49% to $1,492,000 for the quarter ended March 31, 2007 from $998,000 for the quarter ended March 31, 2006. The increase was the result of our continued emphasis on investment in research and development, including an increase to 20 full-time employees in Research and Development at March 31, 2007 from 15 at March 15, 2006. We expect our research and development expenses to be approximately 9% to 11% of revenue per quarter for the remainder of 2007 as we continue to pursue additional new products at an expected rate of approximately two new substantial products per year and as we continue to move our longer-term development projects forward.

Clinical and regulatory expenses increased 31% to $760,000 for the quarter ended March 31, 2007 from $582,000 for the quarter ended March 31, 2006. The increase was the result of increasing the number of full-time employees to 22 at March 31, 2007 from 17 at March 31, 2006. The additional employees have been added to manage the additional clinical study activity started in 2006 and continuing throughout 2007. During 2006 our clinical studies consisted of the “Pocket Protector” study for a new indication of our D-Stat Flowable product and a clinical study to demonstrate the performance of the D-Stat Dry in diagnostic catheterizations. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. We expect clinical and regulatory expenses to be approximately 6% to 8% of sales per quarter for the remainder of 2007.

Sales and marketing expenses increased 8% to $4,762,000 for the quarter ended March 31, 2007 from $4,400,000 for the quarter ended March 31, 2006. The primary reason for the increase in sales and marketing expenses was the increase in our direct sales force to 88 employees at March 31, 2007 compared to 78 at March 31, 2006. We expect to add approximately four more field sales employees in 2007 to complete our geographic coverage and clinical support of the United States. As a result, we expect our sales and marketing expenses to be between 37% and 40% of sales per quarter for the remainder of 2007. Sales and marketing expenses are expected to decline as a percent of sales throughout 2007 as our revenue increases.

General and administrative expenses increased 7% to $949,000 for the quarter ended March 31, 2007 from $887,000 for the quarter ended March 31, 2006. The increase was principally the result of the addition of two full-time. We expect general and administrative expenses to be approximately 8% to 10% of revenue per quarter for the remainder of 2007.

Litigation expenses were $5,675,000 for the quarter ended March 31, 2007. These expenses relate entirely to the Diomed intellectual property litigation (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q).

Thrombin qualification expenses were $111,000 for the quarter ended March 31, 2007 compared to $668,000 for the quarter ended March 31, 2006. On October 18, 2004, we entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to us. Pursuant to the terms of the agreement, we will be paying for certain development costs of Sigma to allow Sigma to produce thrombin. The initial contract term ends after ten years and is automatically extended for up to five additional successive one-year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for us under the agreement in or as a component of a hemostatic product for medical use. We do not have any minimum purchase requirements under the agreement; however, if we purchase less than three lots of thrombin in any year commencing in 2008 then (1) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (2) Sigma will have the right to terminate the agreement upon 30 days’ notice.

The Sigma contract is part of our plan to fully qualify a second source of thrombin (in addition to the Thrombin-JMI® Supply Agreement with King discussed above in footnote 9) on an as-needed basis to be used in our hemostat products.

The costs and purchases incurred through March 31, 2007 and the total estimated costs and purchases we expect to incur in the thrombin project (including costs and purchases already incurred) are disclosed in footnote 9 above. Of the total $1.7 million of Sigma thrombin we have purchased, we have expensed approximately $400,000 in our development work over the past two years, leaving approximately $1.3 million of thrombin in our inventory. The $1.3 million of Sigma thrombin in inventory is expected to be used in our hemostat products once we gain international regulatory approval.

Amortization of purchased technology was $0 for the quarter ended March 31, 2007, and $54,000 for the quarter ended March 31, 2006. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. in 2002. We allocated $870,000 of the acquisition price to purchased technology and amortized the amount over four years, which was completed in April 2006.

Interest expense decreased to $44,000 for the quarter ended March 31, 2007 from $48,000 for the quarter ended March 31, 2006. This decline is a direct result of the lower equipment line of credit balance due to the monthly payments being made.

Interest income increased to $91,000 for the quarter ended March 31, 2007 from $31,000 for the quarter ended March 31, 2006, primarily as a result of the cash received from King as part of the new agreements.

Income Taxes

We generated approximately $710,000 of taxable income for the three months ended March 31, 2007. The income tax provision relates to alternative minimum taxes, which management has concluded no deferred tax asset should be recorded at March 31, 2007. We have established a valuation allowance for the full value of our federal net operating loss, federal and state research and development credits and foreign tax losses. Management continually reviews these deferred tax assets and records to determine the amount that is more likely than not to be realized.

As of March 31, 2007, we had approximately $58.1 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of March 31, 2007, we also had federal and state research and development tax credit carryforwards of approximately $2.3 million which begin to expire in the year 2013. As of March 31, 2007, we also had a foreign tax loss carryforward of approximately $2.8 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation. Therefore, we performed a section 382 “change in ownership” study during the third quarter 2005 on our federal net operating loss carryforward, and concluded that we will have no limitations on the net operating loss carryforward.

Liquidity and Capital Resources

We have financed all of our operations since inception through the issuance of equity securities, $6,000,000 received from King, $2,000,000 in borrowings under an equipment line of credit and sales of our products. Through March 31, 2007, we have sold capital stock generating aggregate net proceeds of approximately $79 million. At March 31, 2007, we had $8,719,000 in cash and cash equivalents on-hand compared to $2,557,000 at December 31, 2006.

During the quarter ended March 31, 2007, we generated $6,707,000 in cash from operating activities, we incurred $470,000 in capital expenditures, and we incurred $95,000 in financing activities. The financing activities consisted of payments made on our equipment line of credit, off-set through the sale of common stock upon the exercise of outstanding stock options and warrants. The majority of the capital expenditures were for leasehold improvements at our new warehouse and gelatin manufacturing equipment. Our generation of cash through operating activities was primarily the result of the $6 million license fee received from King.

We purchase our requirements for thrombin (a component in the D-Stat products) under a Thrombin-JMI® Supply Agreement. On January 9, 2007, we entered into a Thrombin-JMI® Supply Agreement with King (see footnotes 5 and 9 above). Under the terms of the Thrombin-JMI® Supply Agreement, King agrees to manufacture and supply thrombin to us on a non-exclusive basis. King agrees to supply us with such quantity of thrombin as we may order for use in devices not intended for sale by King in the Field at a fixed price throughout the term of the Thrombin-JMI® Supply Agreement as adjusted for inflation, variations in potency and other factors. The Thrombin-JMI® Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including (1) termination by King without cause anytime after the fifth anniversary of its execution upon five years prior written notice to us and (2) termination by us without cause anytime after the fifth anniversary of its execution upon five years prior written notice to King provided that the Device Supply Agreement has expired on its terms or the parties have agreed to terminate it. In anticipation of the previous supply agreement expiring, we submitted purchase orders to King for approximately $3.5 million of thrombin to benefit from the pricing provisions of the agreement. As part of the new agreement, the outstanding purchased orders were cancelled and we issued King new purchase orders for thrombin pursuant to the terms of the new agreement.

We currently have a $7 million credit facility with Silicon Valley Bank. The $5 million revolving line of credit has a 12-month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The $2 million equipment line of credit has a 36-month term, bears interest at the rate of prime plus 1.5% and is secured by a first security interest on all of our assets used as collateral for the amounts borrowed on under the line. The credit facility includes two covenants: a minimum tangible net worth of $11,000,000 through September 30, 2007 and $13,000,000 thereafter; and a liquidity coverage ratio of not less than 1.25 to 1.00. The minimum tangible net worth covenant continues to increase by the sum of 50% of out quarterly net profit beginning with the quarter ending March 31, 2007 and all consideration received for equity securities. Due to the litigation described in Part II, Item 1, Legal Proceedings, our tangible net worth at March 31, 2007 was below the level that would be required by the tangible net worth covenant in our report due on April 30, 2007. On April 23, 2007 we received a waiver of this covenant violation and amended the loan and security agreement. The tangible net worth calculation was amended to add back the litigation expenses to the “tangible net worth” calculation.

As of March 31, 2007, we had no outstanding balance on the $5 million revolving line of credit and the availability on the revolving line of credit was $5.0 million. On January 6, 2006, we drew down $2 million of the equipment line, and as of March 31, 2007 we had a balance of $1,467,000 remaining on the equipment line.

The following table summarizes our contractual cash commitments as of March 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More then 5 years
Facility Operating Leases	$625,000	$417,000	$208,000	$—	$—
Long-term debt	1,467,000	800,000	667,000	—	—
Total Contractual Cash Obligations	$2,092,000	$1,217,000	$875,000	$—	$—

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

We currently anticipate that we will experience positive cash flow from our normal operating activities during the remainder of 2007. We currently believe that our working capital of $11,228,000 at March 31, 2007 will be sufficient to meet all of our operating and capital requirements for at least the next twelve months. However, our actual liquidity and capital requirements will depend upon numerous factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

On January 9, 2007, we entered into three separate agreements with King consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement. We licensed the exclusive rights of Thrombi-PadTM, Thrombi-Gel® and Thrombi-Paste to King for $6 million. We will manufacture the licensed products under the Device Supply Agreement. The Device Supply Agreement requires King to pay us two separate $1 million milestone payments - one for the first commercial sale of Thrombi-Gel and/or Thrombi-PadTM, and one for the first commercial sale of Thrombi-Paste. We will amortize the $6 million license fee received on January 9, 2007 on a straight-line basis over 10 years. We will also recognize the two $1 million milestone payments over the remaining 10-year license period once they are received.

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At March 31, 2007, this reserve was $65,000 compared to $45,000 at December 31, 2006. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At March 31, 2007, this reserve was $60,000 compared to $65,000 at December 31, 2006. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a year warranty with each product sold to us. We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one-year warranty period covered by the original equipment manufacturer. At March 31, 2007, this warranty provision was $36,000 compared to $46,000 at December 31, 2006. If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For the quarter ended March 31, 2007, we recorded a $28.9 million valuation allowance related to our net deferred tax assets of $28.9 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe”, “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, the qualification of a new source of thrombin, defense of patent infringement lawsuits, adoption of our new products, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006. This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.

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

We had $1,467,000 of indebtedness on our equipment line as of March 31, 2007. If we were to borrow additional amounts from our revolving credit line, we would be further exposed to changes in interest rates. Advances under our revolving and equipment lines of credit bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to these lines of credit to the extent that interest rates rise when there are amounts outstanding under these lines of credit. Based on our debt outstanding at March 31, 2007, a 1% increase in current market interest rates would have an impact of approximately $15,000 on an annual basis. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Changes in internal controls.

During the fiscal quarter ended March 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed in the United States District Court for the District of Massachusetts.  The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007 and concluded on March 28, 2007 when the jury reached a verdict that we contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest, which we have accrued together with additional costs and our attorney’s fees as of March 31, 2007 in the amount of $5,675,000. The jury concluded there was no willful infringement by Vascular Solutions, and therefore the award is not subject to treble damages or attorneys’ fees. On March 30, 2007 Diomed filed a motion requesting an injunction on our future sales of Vari-Lase products, and on April 13, 2007 we filed our response. On April 12, 2007 we converted all of our Vari-Lase sales to our new Vari-Lase Bright Tip fiber which features a proprietary ceramic distal tip that prevents even the possibility of the vein wall contact that was the requirement of Diomed’s sole patent claim in the litigation. In addition, on April 11, 2007, we filed a motion to overturn the verdict. If that motion is denied, we intend to post a supersedeas bond and appeal the decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C.

On October 13, 2005, we were named as one of three defendants in an intellectual property lawsuit brought by VNUS® Medical Technologies, Inc. in the United States District Court for the Northern District of California. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringes on four patents held by VNUS® Medical Technologies, Inc. and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. We believe that sales of our Vari-Lase products do not violate these patents, and thus we do not believe the litigation has merit. This litigation is scheduled for trial on October 29, 2007. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss.

From time to time, we are involved in legal proceedings arising in the normal course of our business. As of the date of this report we are not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

We do not have material changes to our risk factors set forth under Item 1A of Part I of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 24, 2007, at which time (1) seven nominees were elected to the Board of Directors for one-year terms, and (2) the appointment of Virchow, Krause & Company, LLP as our independent registered public accounting firm was ratified. We solicited proxies pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s solicitations. All nominees for directors as listed in the proxy statement were elected.

The voting results were as follows:

	For	Against	Withheld	Broker Non-Votes
Election of Directors:
John L. Erb	14,656,242	0	19,736	0
Michael Kopp	14,656,742	0	19,236	0
Richard Nigon	14,646,837	0	29,141	0
Paul O’Connell	14,649,542	0	26,436	0
J. Robert Paulson, Jr.	14,559,235	0	116,743	0
Howard Root	14,412,222	0	263,756	0
Jorge Saucedo	14,656,742	0	19,236	0
Approval of Independent Registered Public Accounting Firm:	14,594,801	23,733	57,444	0

Item 5.	Other Information

On April 23, 2007, we amended our revolving line of credit with Silicon Valley Bank. The tangible net worth definition was amended to add our litigation expenses to the definition as follows; “Tangible Net Worth” is, on any date, our book value minus the aggregate amounts attributable to intangible items plus Subordinated Debt plus up to $6,500,000 of the net aggregate litigation expenses incurred by us on or after March 28, 2007 related to our litigation with Diomed concerning our Vari-Lase products. This amendment was necessary to avoid a violation of our tangible net worth covenant as a result of the recent judgment in the Diomed litigation.

The Loan Agreement will remain in effect until December 27, 2007.

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

4.3

Amended and Restated Investors’ Rights Agreement dated December 9, 1998, by and between Vascular Solutions, Inc. and the purchasers of Series A and Series B preferred stock (incorporated by reference to Exhibit 4.4 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

10.1	Amendment to Loan and Security Agreement dated April 23, 2007 by and between Vascular Solutions and Silicon Valley Bank.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.

Dated:	April 25, 2007	By:	/s/ Howard Root
Howard Root Chief Executive Officer and Director (principal executive officer and duly authorized officer)

		By:	/s/ James Hennen
James Hennen Chief Financial Officer (principal financial officer)

		By:	/s/ Timothy Slayton
Timothy Slayton Controller (principal accounting officer)