Form 10-Q
period 2007-06-30
VASCULAR SOLUTIONS INC
filed 2007-07-27
CIK 1030206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

The registrant had 15,477,447 shares of common stock, $.01 par value per share, outstanding as of July 19, 2007.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$4,287,000	$2,557,000
Restricted cash	5,473,000	—
Accounts receivable, net of reserves of $145,000 and $110,000 in 2007 and 2006, respectively	7,182,000	6,524,000
Inventories	7,425,000	7,232,000
Prepaid expenses	617,000	792,000
Total current assets	24,984,000	17,105,000

Property and equipment, net	3,882,000	3,669,000
Intangible assets, net	193,000	193,000
Total assets	$29,059,000	$20,967,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,912,000	$1,261,000
Accrued compensation	2,119,000	2,270,000
Accrued expenses	6,218,000	1,302,000
Current portion of long-term debt	800,000	800,000
Current portion of deferred revenue	704,000	—
Total current liabilities	11,753,000	5,633,000

Long-term liabilities:
Long-term debt, net of current portion	467,000	867,000
Long-term deferred revenue, net of current portion	6,001,000	—
Total long-term liabilities	6,468,000	867,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 15,469,347 – 2007; 15,141,181 – 2006	155,000	151,000
Additional paid-in capital	81,057,000	79,841,000
Other	42,000	52,000
Accumulated deficit	(70,416,000)	(65,577,000)
Total shareholders’ equity	10,838,000	14,467,000
Total liabilities and shareholders’ equity	$29,059,000	$20,967,000

See accompanying notes.

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net revenue	$13,228,000	$10,911,000	$25,382,000	$20,863,000
Cost of goods sold (1)	4,389,000	3,647,000	8,318,000	6,847,000
Gross profit	8,839,000	7,264,000	17,064,000	14,016,000

Operating expenses:
Research and development (1)	1,346,000	1,026,000	2,839,000	2,024,000
Clinical and regulatory (1)	751,000	618,000	1,511,000	1,200,000
Sales and marketing (1)	4,851,000	4,276,000	9,613,000	8,675,000
General and administrative (1)	1,198,000	1,001,000	2,146,000	1,888,000
Litigation	15,000	—	5,690,000	—
Thrombin qualification	18,000	952,000	129,000	1,621,000
Amortization of purchased technology	—	18,000	—	73,000
Total operating expenses	8,179,000	7,891,000	21,928,000	15,481,000

Operating income (loss)	660,000	(627,000)	(4,864,000)	(1,465,000)

Other income (expenses)
Interest expense	(41,000)	(54,000)	(85,000)	(102,000)
Interest income	107,000	28,000	198,000	59,000

Income (loss) before income taxes	726,000	(653,000)	(4,751,000)	(1,508,000)

Income tax expense	(31,000)	—	(88,000)	—
Net income (loss)	$695,000	$(653,000)	$(4,839,000)	$(1,508,000)

Net income (loss) per share – basic	$0.05	$(0.04)	$(0.32)	$(0.10)
Net income (loss) per share – diluted	$0.04	$(0.04)	$(0.32)	$(0.10)

(1) Includes stock-based compensation charges of:
Cost of goods sold	$33,000	$31,000	$70,000	$69,000
Research and development	46,000	50,000	88,000	100,000
Clinical and regulatory	20,000	22,000	43,000	49,000
Sales and marketing	82,000	101,000	178,000	232,000
General and administrative	192,000	112,000	280,000	179,000
	$373,000	$316,000	$659,000	$629,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(unaudited)
Operating activities
Net loss	$(4,839,000)	$(1,508,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	653,000	454,000
Amortization	—	73,000
Deferred revenue, net	6,706,000	—
Stock-based compensation	659,000	629,000
Deferred compensation expense	—	15,000
Change in allowance for doubtful accounts	35,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	(707,000)	(1,287,000)
Inventories	(210,000)	(1,075,000)
Prepaid expenses	176,000	44,000
Accounts payable	650,000	(1,257,000)
Accrued compensation and expenses	4,766,000	(40,000)
Net cash provided by (used in) operating activities	7,889,000	(3,902,000)

Investing activities
Purchase of property and equipment, net	(865,000)	(797,000)
Cash deposits transferred to restricted cash	(5,473,000)	—
Proceeds received on disposition of property and equipment	—	26,000
Net cash used in investing activities	(6,338,000)	(771,000)

Financing activities
Proceeds from borrowings on long-term debt	—	2,000,000
Payment on long-term debt	(400,000)	—
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	560,000	580,000
Net cash provided by financing activities	160,000	2,580,000

Effect of exchange rate changes on cash and cash equivalents	19,000	37,000
Increase (decrease) in cash and cash equivalents	1,730,000	(2,056,000)
Cash and cash equivalents at beginning of period	2,557,000	4,282,000
Cash and cash equivalents at end of period	$4,287,000	$2,226,000

Supplemental disclosure of cash flow
Cash paid for interest	$89,000	$86,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions:

	June 30, 2007	June 30, 2006
Stock Options and Awards:
Expected life (years)	5.50	5.50
Expected volatility	51%	55%
Dividend yield	0%	0%
Risk-free interest rate	4.76%	4.77%

Employee Stock Purchase Plan:
Expected life (years)	2.00	2.00
Expected volatility	34%	42%
Dividend yield	0%	0%
Risk-free interest rate	4.81%	4.80%

The Company calculates expected volatility for stock options and awards using historical volatility. The starting point for the historical period used is based on a material change in the Company’s operations that occurred in the third quarter of 2003. The Company uses a 10% forfeiture rate for key employees and a 15% forfeiture rate for non-key employees for stock options. The Company calculates expected volatility for employee stock purchase plan shares using historical volatility over a two-year period. A two-year period is used to coincide with the maximum two-year offering period under the employee stock purchase plan.

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and alternative stock appreciation rights to employees, directors and consultants. Incentive stock options may be granted only to employees of the Company. Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants. As of June 30, 2007, the Company has reserved 4,900,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in July 2000, the Board of Directors determined the fair value of the Company’s common shares underlying the options by assessing the business progress of the Company as well as the market conditions for medical device companies and other external factors. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period. Unexercised options are canceled 90 days after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. On January 26, 2007, the Company granted additional restricted shares to employees under the Stock Option Plan.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

The restricted shares vest over a four-year period based on the continuation of employment. Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Balance at December 31, 2006	159,000	$5.42
Granted	167,000	7.35
Vested	—	—
Canceled	(7,000)	5.98
Balance at June 30, 2007	319,000	$6.42

As of June 30, 2007, there was $1,112,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.47 years. The Company used discount factors ranging from 0% to 30% to determine the fair value at the date of grant based on an analysis on the Company’s private placement offering completed in March 2004 and other illiquidity factors. The Company uses a 10% forfeiture rate for key employees and a 15% forfeiture rate for non-key employees for restricted stock.

Stock option activity is summarized as follows:

	Plan Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2006	1,512,000	$5.24
Granted	62,000	9.41
Exercised	(85,000)	1.92
Forfeited	(2,000)	8.27
Canceled	(6,000)	2.44
Balance at June 30, 2007	1,481,000	$5.64	$5,742,000

Exercisable at June 30, 2007	1,304,000	$5.16	$5,670,000

As of June 30, 2007, there was $374,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.71 years. The total intrinsic value of options exercised was $685,000 for the six months ended June 30, 2007.

At June 30, 2007, a total of 2,117,389 shares were available for grant under the Stock Option Plan.

As of June 30, 2007, there was $107,000 of total unrecognized compensation costs related to the employee stock purchase plan, which is expected to be recognized over a weighted average period of 0.38 years.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(3)	Net Income (Loss) per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net income (loss) per share for the three months and six months ended June 30, 2007 and 2006 is computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period. For all net loss periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding restricted stock, options and warrants is antidilutive. Weighted average common shares outstanding for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Weighted average shares outstanding – basic	15,180,925	14,876,335	15,137,504	14,829,553
Weighted average shares outstanding – diluted	15,862,176	14,876,335	15,137,504	14,829,553

(4)	Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation. Comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net income (loss)	$695,000	$(653,000)	$(4,839,000)	$(1,508,000)
Foreign currency translation adjustments	4,000	33,000	(10,000)	(43,000)
Comprehensive income (loss)	$699,000	$(620,000)	$(4,849,000)	$(1,551,000)

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(5)	Revenue Recognition

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

On January 9, 2007, the Company entered into three separate agreements with King Pharmaceuticals, Inc. (King) consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement. The Company licensed the exclusive rights of Thrombi-PadTM, Thrombi-Gel® and Thrombi-PasteTM to King for $6 million. The Company will manufacture the licensed products under the Device Supply Agreement. The Device Supply Agreement requires King to pay the Company two separate $1 million milestone payments - one for the first commercial sale of Thrombi-Gel and/or Thrombi-Pad, and one for the first commercial sale of Thrombi-Paste. On May 30, 2007, the Company received the first $1 million of these two $1 million milestone payments for the first commercial sale of the Thrombi-Pad. The Company is amortizing the $6 million license fee received on January 9, 2007 and the $1 million milestone payment received on May 30, 2007 on a straight-line basis over 10 years. The Company will also amortize the remaining $1 million milestone payments over the remaining 10-year license period from the date it is received.

In accordance with the Emerging Issues Task Force (EITF) issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes shipping and handling revenues in net revenue and shipping and handling costs in cost of sales.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(6)	Restricted Cash

Under a new investment management agreement with Wells Fargo Bank, N.A. effective June 19, 2007, the Company has set aside $5,473,000 as restricted cash. This cash will be used to satisfy the judgment in the Diomed litigation case if we are unsuccessful on our appeal as more fully discussed below in footnote 11, Contingencies. The funds will be held in a Money Market account and earn interest at the current rate in effect.

(7)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	June 30, 2007	December 31, 2006
	(unaudited)

Raw materials	$3,742,000	$4,340,000
Work-in process	927,000	590,000
Finished goods	2,756,000	2,302,000
	$7,425,000	$7,232,000

(8)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At June 30, 2007 and December 31, 2006, the allowance for doubtful accounts was $95,000 and $65,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At June 30, 2007 and December 31, 2006, the sales and return allowance was $50,000 and $45,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $145,000 and $110,000 at June 30, 2007 and December 31, 2006, respectively.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. One customer represented greater than 5% of gross accounts receivable as of June 30, 2007 and no customer represented greater than 5% of gross accounts receivable at December 31, 2006, respectively. There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the six months ended June 30, 2007 and 2006 were 87% and 88% in the United States, respectively, and 13% and 12% in international markets, respectively. No customer represented greater than 5% of the total net revenue for the six months ended June 30, 2007 and 2006, respectively.

(10)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the D-Stat products) under a Thrombin-JMI® Supply Agreement entered into with King on January 9, 2007 (see footnote 5). Under the terms of the Thrombin-JMI® Supply Agreement, King agrees to manufacture and supply thrombin to the Company on a non-exclusive basis. The agreement does not contain any minimum purchase requirements. King agrees to supply the Company with such quantity of thrombin as the Company may order for use in devices not intended for sale by King in areas other than catheterization and electrophysiology laboratories, and holding and recovery rooms for such laboratories at a fixed price throughout the term of the Thrombin-JMI® Supply Agreement as adjusted for inflation, variations in potency and other factors. The Thrombin-JMI® Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including (1) termination by King without cause anytime after the fifth anniversary of its execution upon five years prior written notice to the Company and (2) termination by the Company without cause anytime after the fifth anniversary of its execution upon five years prior written notice to King provided that the Device Supply Agreement has expired on its terms or the parties have agreed to terminate it. In anticipation of the previous supply agreement expiring, the Company submitted purchase orders to King for approximately $3.5 million of thrombin to benefit from the pricing provisions of the agreement. As part of the new agreement, the outstanding purchased orders were cancelled and the Company issued King new purchase orders for thrombin pursuant to the terms of the new agreement.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

Sigma

On October 18, 2004, the Company entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to the Company. Pursuant to the terms of the Sigma agreement, the Company will be paying for certain development costs of Sigma to allow Sigma to produce thrombin. The payments are based on achievement of certain milestones over a two-year period. The Sigma agreement terminates after ten years and is automatically extended for up to five additional successive one-year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the Sigma agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for the Company under the contract in or as a component of a hemostatic product for medical use. The Company does not have any minimum purchase requirements under the Sigma agreement; however, if the Company purchases less than three lots of thrombin in any year commencing in 2008, then (i) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use and (ii) Sigma will have the right to terminate the agreement on 30 days’ notice. The Sigma agreement is part of the Company’s plan to fully qualify a second source of thrombin to be used on an as needed basis in the Company’s hemostatic products.

The costs and purchases incurred through June 30, 2007 and the total estimated costs and purchases expected to be incurred in the thrombin qualification project (including costs and purchases already incurred) are as follows:

	Incurred (as of June 30, 2007)	Total Estimated

Qualification expenses.	$4.7 million	$4.8 million
Capital equipment purchases.	1.0 million	1.0 million
Thrombin inventory purchases.	1.3 million	1.3 million
	$7.0 million	$7.1 million

(11)	Contingencies

On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed in the United States District Court for the District of Massachusetts.  The complaint requested a judgment that sales of our Vari-Lase procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our products, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007 and concluded on March 28, 2007 when the jury reached a verdict that we contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest. To settle Diomed’s claims for pre-judgment interest and for additional damages for sales not considered by the jury, we agreed to amend the judgment amount to $4,975,00 and have accrued this amount together with additional costs and our attorney’s fees as of June 30, 2007 in the aggregate amount of $5,690,000. The jury concluded there was no willful infringement by Vascular Solutions, and therefore the award is not subject to treble damages or attorneys’ fees. On April 12, 2007 we converted all of our Vari-Lase sales to our new Vari-Lase Bright Tip fiber which features a proprietary ceramic distal tip that prevents even the possibility of the vein wall contact that was the requirement of Diomed’s sole patent claim in the litigation. On June 20, 2007 we posted a supersedeas bond and appealed the jury verdict to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2007 the court granted an injunction order that applies to endovenous laser therapy kits that were sold by Vascular Solutions as of the trial date and any other kits that are not more than a mere colorable variation of such kits. Concerning the laser consoles, the injunction order applies only to Vari-Lase consoles of the type that were sold at the time of trial and that are not more than a mere colorable variation of such consoles and that are sold for use with the kits that are subject to the injunction. On July 11, 2007, Diomed moved for a finding that our continued sales of laser consoles is in violation of the injunction. We filed our response to the motion on July 25, and we expect a hearing will be held shortly thereafter. Because the consoles are sold only in conjunction with the Bright Tip fiber, which prevents the vein wall contact required by the Diomed patent, we believe that our sales of the laser consoles are not in violation of the Court’s injunction or the Diomed patent.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

On May 11, 2005 we initiated a lawsuit for slander and unfair competition against Marine Polymer Technologies, Inc., a Delaware corporation. In the lawsuit, we claim that Marine Polymer made defamatory and disparaging statements concerning Vascular Solutions and our D-Stat® Dry hemostatic bandage. We are seeking relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage us and our products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. Marine Polymer has counter-sued Vascular Solutions claiming, among other things, business defamation and product disparagement for statements allegedly made by us concerning Marine Polymer’s SyvekPatch®. Marine Polymer is seeking relief in the form of monetary damages, costs, disbursements and attorneys’ fees. The Company believes that Marine Polymer’s counter-claims are without merit. The lawsuit is scheduled for trial on December 3, 2007 in the United States District Court for the District of Massachusetts.

On October 13, 2005, we were named as one of three defendants in an intellectual property lawsuit brought by VNUS® Medical Technologies, Inc. in the United States District Court for the Northern District of California. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringes on four patents held by VNUS® and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our products, and other costs, disbursements and attorneys’ fees. VNUS has since indicated that it is not pursuing its allegation of infringement concerning one of the four patents. We have denied VNUS’s claims and have alleged that the VNUS patents are invalid. The expert report submitted by VNUS estimates damages from our activities at $11.9 million through the end of 2006. This litigation is scheduled for trial on October 29, 2007. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss.

From time to time, we are involved in legal proceedings arising in the normal course of our business. As of the date of this report we are not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

(12)	Long-term Debt

The Company entered into a secured asset-based loan and security agreement dated December 31, 2003, which was modified and extended on December 28, 2006, and further amended on April 23, 2007. In 2005 the Company also added an equipment line of credit to the operating line of credit under the existing agreement. The operating line of credit is a one-year, $5,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is prime plus 0.5%. As of June 30, 2007, the Company had no outstanding loan balance against the facility.

The equipment line of credit is a three-year, $2,000,000 facility with an interest rate of prime plus 1.5%. In 2006, the Company executed a $2,000,000 advance on the equipment line of credit. The advance is secured by various equipment acquired by the Company during the year ended December 31, 2005. As of June 30, 2007, the Company had $1,267,000 outstanding loan balance against the facility. The weighted average interest rate for the six months ended June 30, 2007 on the equipment line of credit was 9.75%.

The credit facility includes two covenants: a minimum tangible net worth of $11,000,000 through September 30, 2007 and $13,000,000 thereafter; and a liquidity coverage ratio of not less than 1.25 to 1.00. The minimum tangible net worth covenant allows the Company to exclude up to $6,500,000 of litigation expenses and continues to increase by the sum of 50% of the Company’s quarterly net profit and all consideration received for equity securities. The Company was in compliance with these covenants at June 30, 2007.

Future minimum commitments under this equipment line of credit as of June 30, 2007 are as follows:

June 30, 2008	$800,000
June 30, 2009	467,000
$1,267,000

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(13)	Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,(FIN 48), which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Effective January 1, 2007, the Company adopted FIN 48. Upon adoption, there was not any unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. The Company does not expect any reasonably possible material changes to the estimated amount in its liability associated with its uncertain tax position through December 31, 2007.

The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company had accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.  The Company’s federal and state tax returns are potentially open to examinations for years 2003-2006.

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
•

Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheters, Skyway® support catheters, InnerChange™ micro-introducer catheters, and Gopher™ catheter, and

•	Access products, principally consisting of micro-introducers, guidewires and the Guardian™ hemostasis valve used in connection with percutaneous access to the vasculature.

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

When we develop versions of our products that have application outside of the interventional cardiology and interventional radiology markets where our direct sales force focuses, we attempt to enter into a strategic relationship with a distribution partner. Our current products and products in development that fit into this category consist of the following:

•	Thrombi-Gel® hemostat, a thrombin impregnated gelatin foam pad designed for use in controlling surgical bleeding,
•	Thrombi-Paste hemostat (in development), a thick suspension of gelatin, thrombin and water designed for use in controlling surgical bleeding, and
•	Thrombi-Pad trauma bandage, a thrombin-based bandage designed for use in trauma indications.

In January 2007 King Pharmaceuticals, Inc. (King) acquired the worldwide license to the Thrombi-Gel, Thrombi-Paste and Thrombi-Pad devices for use outside of the catheterization markets for an initial cash payment of $6 million and an additional $1 million milestone payment upon the first commercial sale of Thrombi-Pad, and a second $1 million milestone payment due upon the first commercial sale of Thrombi-Paste. On May 30, 2007, we received the first $1 million of these two $1 million milestone payments for the first commercial sale of the Thrombi-Pad. We agreed to manufacture the Thrombi-Gel, Thrombi-Paste and Thrombi-Pad devices for King, and King agreed to sell us thrombin used in all of our hemostatic products under ten year device and thrombin supply agreements that expire in 2017.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007		2006

Net revenue	100%	100%		100%		100%
Cost of sales	33%	33%		33%		33%
Gross profit	67%	67%		67%		67%
Operating expenses:
Research and development	10%	9%		11%		10%
Clinical and regulatory	6%	6%		6%		6%
Sales and marketing	37%	39%		38%		41%
General and administrative	9%	9%		8%		9%
Litigation	—	—		22%		—
Thrombin qualification	—	9%		1%		8%
Amortization of purchased technology	—	—		—		—
Total operating expenses	62%	72%		86%		74%

Operating income (loss)	5%	(5%	)	(19%	)	(7%	)
Interest income/expense, net	—	—		—		—

Income (loss) before income taxes	5%	(5%	)	(19%	)	(7%	)
Income taxes	—	—		—		—

Net income (loss)	5%	(5%	)	(19%	)	(7%	)

Our primary products fall into five product categories, as listed previously in the “Overview” discussion. The following table sets forth, for the periods indicated, net revenue by product line along with the percent change from the previous year:

	Three Months Ended June 30,
	2007		2006
	Net Revenue	Percent Change	Net Revenue	Percent Change

Hemostat products	$6,882,000	25%	$5,521,000	12%
Extraction catheters	2,658,000	15%	2,316,000	41%
Vein products	2,038,000	24%	1,648,000	59%
Specialty catheters	872,000	3%	846,000	374%
Access products	562,000	52%	370,000	155%
Other	216,000	3%	210,000	96%

Total net revenue	$13,228,000	21%	$10,911,000	35%

	Six Months Ended June 30,
	2007		2006
	Net Revenue	Percent Change	Net Revenue	Percent Change

Hemostat products	$12,764,000	18%	$10,805,000	10%
Extraction catheters	5,468,000	25%	4,384,000	50%
Vein products	3,830,000	24%	3,098,000	69%
Specialty catheters	1,747,000	14%	1,534,000	384%
Access products	1,111,000	63%	680,000	180%
Other	462,000	28%	362,000	51%

Total net revenue	$25,382,000	22%	$20,863,000	36%

Three and six months ended June 30, 2007 compared to three and six months ended June 30, 2006

Net revenue increased 21% to $13,228,000 for the quarter ended June 30, 2007 from $10,911,000 for the quarter ended June 30, 2006. The increase in net revenue was a result of double digit percentage revenue increases in four of our five product categories. Approximately 88% of our net revenue for the second quarter ended June 30, 2007 was from sales to customers in the United States and 12% of the net revenue was from sales to customers in international markets. Net revenue increased 22% to $25,382,000 for the six months ended June 30, 2007 from $20,863,000 for the six month ended June 30, 2006. Approximately 87% of our net revenue for the six months ended June 30, 2007 was from sales to customers in the United States and 13% of the net revenue was from sales to customers in international markets.

Gross profit as a percentage of net revenue remained constant at 67% for the quarters and six month periods ended June 30, 2007 and June 30, 2006 and for the six month periods ended June 30, 2007 and June 30, 2006. We expect gross margins to be in the range of 66% to 68% for the remainder of 2007, subject to changes in our selling mix between our lower margin products such as the Vari-Lase and products sold to King and our higher margin products such as the D-Stat Dry.

Research and development expenses increased 31% to $1,346,000 for the quarter ended June 30, 2007 from $1,026,000 for the quarter ended June 30, 2006. Research and development expenses increased 40% to $2,839,000 for the six months ended June 30, 2007 from $2,024,000 for the six months ended June 30, 2006. The increase was the result of our continued emphasis on investment in new products, including an increase to 20 full-time employees in Research and Development at June 30, 2007 from 15 at June 30, 2006. We expect our research and development expenses to be approximately 9% to 11% of revenue per quarter for the remainder of 2007 as we continue to pursue additional new products at an expected rate of between two and four new products per year and as we continue to move our longer-term development projects forward.

Clinical and regulatory expenses increased 22% to $751,000 for the quarter ended June 30, 2007 from $618,000 for the quarter ended June 30, 2006. Clinical and regulatory expenses increased 26% to $1,511,000 for the six months ended June 30, 2007 from $1,200,000 for the six months ended June 30, 2006. The increase was the result of increasing the number of full-time employees to 19 at June 30, 2007 from 12 at June 30, 2006. The additional employees have been added to manage the additional clinical study activity started in 2006 and continuing throughout 2007. During 2006 our clinical studies consisted of the “Pocket Protector” study for a new indication of our D-Stat Flowable product and a clinical study to demonstrate the performance of the D-Stat Dry in diagnostic catheterizations. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. We expect clinical and regulatory expenses to be approximately 6% to 8% of sales per quarter for the remainder of 2007.

Sales and marketing expenses increased 13% to $4,851,000 for the quarter ended June 30, 2007 from $4,276,000 for the quarter ended June 30, 2006. Sales and marketing expenses increased 11% to $9,613,000 for the six months ended June 30, 2007 from $8,675,000 for the six months ended June 30, 2006. The primary reason for the increase in sales and marketing expenses was the increase in our direct sales force to 87 employees at June 30, 2007 compared to 78 at June 30, 2006. We expect to add approximately five more field sales employees in 2007 to complete our geographic coverage and clinical support of the United States. As a result, we expect our sales and marketing expenses to be between 37% and 39% of sales per quarter for the remainder of 2007. Sales and marketing expenses are expected to decline as a percent of sales throughout 2008 as our revenue increases.

General and administrative expenses increased 20% to $1,198,000 for the quarter ended June 30, 2007 from $1,001,000 for the quarter ended June 30, 2006. General and administrative expenses increased 14% to $2,146,000 for the six months ended June 30, 2007 from $1,888,000 for the six months ended June 30, 2006. The increase was principally due to an increase in stock based compensation and the addition of two full-time employees, as well as, continued attorneys’ fees on litigation matters. We expect general and administrative expenses to be approximately 8% to 10% of revenue per quarter for the remainder of 2007.

Litigation expenses were $15,000 for the quarter ended June 30, 2007, and $5,690,000 for the six months ended June 30, 2007. These expenses relate primarily to the Diomed intellectual property litigation (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q).

Thrombin qualification expenses were $18,000 for the quarter ended June 30, 2007 compared to $952,000 for the quarter ended June 30, 2006. Thrombin qualification expenses were $129,000 for the six months ended June 30, 2007 compared to $1,621,000 for the six months ended June 30, 2006. On October 18, 2004, we entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to us. Pursuant to the terms of the agreement, we will be paying for certain development costs of Sigma to allow Sigma to produce thrombin. The initial contract term ends after ten years and is automatically extended for up to five additional successive one-year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for us under the agreement in or as a component of a hemostatic product for medical use. We do not have any minimum purchase requirements under the agreement; however, if we purchase less than three lots of thrombin in any year commencing in 2008 then (1) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (2) Sigma will have the right to terminate the agreement upon 30 days’ notice.

The Sigma contract is part of our plan to qualify a second source of thrombin (in addition to the Thrombin-JMI® Supply Agreement with King discussed above in Note 10 to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q) on an as-needed basis to be used in our hemostat products.

The costs and purchases incurred through June 30, 2007 and the total estimated costs and purchases we expect to incur in the thrombin project (including costs and purchases already incurred) are disclosed in Note 10 to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q. Of the total $1.7 million of Sigma thrombin we have purchased, we have expensed approximately $400,000 in our development work over the past two years, leaving approximately $1.3 million of thrombin in our inventory. The $1.3 million of Sigma thrombin in inventory is expected to be used in our hemostat products once we gain international regulatory approval.

Amortization of purchased technology was $0 for the quarter ended June 30, 2007, and $18,000 for the quarter ended June 30, 2006. Amortization of purchased technology was $0 for the six months ended June 30, 2007, and $73,000 for the six months ended June 30, 2006. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. in 2002. We allocated $870,000 of the acquisition price to purchased technology and amortized the amount over four years, which was completed in April 2006.

Interest expense decreased to $41,000 for the quarter ended June 30, 2007 from $54,000 for the quarter ended June 30, 2006. Interest expense decreased to $85,000 for the six months ended June 30, 2007 from $102,000 for the six months ended June 30, 2006. This decline is a direct result of a lower equipment line of credit balance due to the monthly payments being made.

Interest income increased to $107,000 for the quarter ended June 30, 2007 from $28,000 for the quarter ended June 30, 2006. Interest income increased to $198,000 for the six months ended June 30, 2007 from $59,000 for the six months ended June 30, 2006. This increase in interest income is primarily a result of the cash received from King as part of the new agreements.

Income Taxes

We generated approximately $2,151,000 of taxable income for the quarter ended June 30, 2007 and approximately $2,861,000 of taxable income for the six months ended June 30, 2007. The income tax provision relates to alternative minimum taxes. We have concluded that no deferred tax asset should be recorded at June 30, 2007. We have established a valuation allowance for the full value of our federal net operating loss, federal and state research and development credits and foreign tax losses. We continually review our deferred tax assets and records to determine the amount that is more likely than not to be realized.

As of June 30, 2007, we had approximately $55.9 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of June 30, 2007, we also had federal and state research and development tax credit carryforwards of approximately $2.4 million which begin to expire in the year 2013. As of June 30, 2007, we also had a foreign tax loss carryforward of approximately $2.9 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation. Therefore, we performed a section 382 “change in ownership” study during the third quarter 2005 on our federal net operating loss carryforward, and concluded that we will have no limitations on the net operating loss carryforward.

Liquidity and Capital Resources

We have financed all of our operations since inception through the issuance of equity securities, $7,000,000 received from King, $2,000,000 in borrowings under an equipment line of credit and sales of our products. Through June 30, 2007, we have sold capital stock generating aggregate net proceeds of approximately $79 million. At June 30, 2007, we had $4,287,000 in cash and cash equivalents and $5,473,000 of restricted cash on-hand compared to $2,557,000 in cash and cash equivalents at December 31, 2006.

During the six months ended June 30, 2007, we generated $7,889,000 in cash from operating activities, we incurred $865,000 in capital expenditures and transferred $5,473,000 of cash to restricted cash, and we generated $160,000 in financing activities. The financing activities consisted of payments made on our equipment line of credit, off-set through the sale of common stock upon the exercise of outstanding stock options and warrants, and through the sale of common stock under the Employee Stock Purchase Plan. The majority of the capital expenditures were for leasehold improvements at our new warehouse and gelatin manufacturing equipment. Our generation of cash through operating activities was primarily the result of the $7 million license fee received from King.

We currently have a $7 million credit facility with Silicon Valley Bank. The $5 million revolving line of credit has a 12-month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The $2 million equipment line of credit has a 36-month term, bears interest at the rate of prime plus 1.5% and is secured by a first security interest on all of our assets used as collateral for the amounts borrowed on under the line. The credit facility includes two covenants: a minimum tangible net worth of $11,000,000 through September 30, 2007 and $13,000,000 thereafter; and a liquidity coverage ratio of not less than 1.25 to 1.00. The minimum tangible net worth covenant continues to increase by the sum of 50% of our quarterly net profit beginning with the quarter ended March 31, 2007 and all consideration received for equity securities. On April 23, 2007 this credit facility was amended to factor the litigation expenses into the “tangible net worth” calculation as an add back.

As of June 30, 2007, we had no outstanding balance on the $5 million revolving line of credit and the availability on the revolving line of credit was $5.0 million. On January 6, 2006, we drew down $2 million of the equipment line, and as of June 30, 2007 we had a balance of $1,267,000 remaining on the equipment line.

The following table summarizes our contractual cash commitments as of June 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More then 5 years
Facility Operating Leases	$521,000	$417,000	$104,000	$—	$—
Long-term debt*	1,267,000	800,000	467,000	—	—
Total Contractual Cash Obligations	$1,788,000	$1,217,000	$571,000	$—	$—

* This obligation excludes interest.

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

We currently anticipate that we will continue to experience positive cash flow from our operating activities during the remainder of 2007. We currently believe that our working capital of $13,231,000 at June 30, 2007 will be sufficient to meet all of our operating and capital requirements for at least the next twelve months. However, our actual liquidity and capital requirements will depend upon numerous factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

On January 9, 2007, we entered into three separate agreements with King consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement. We licensed the exclusive rights of Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King for $6 million. We will manufacture the licensed products under the Device Supply Agreement. The Device Supply Agreement requires King to pay us a $1 million milestone payment - upon each of the first commercial sale of Thrombi-Gel and/or Thrombi-Pad, and the first commercial sale of Thrombi-Paste. On May 30, 2007, we received the first $1 million of these two $1 million milestone payments for the first commercial sale of the Thrombi-Pad. We are amortizing the $6 million license fee received on January 9, 2007 and the $1 million milestone payment received on May 30, 2007 on a straight-line basis over 10 years. We will also amortize the remaining $1 million milestone payments over the remaining 10-year license period from the date it is received.

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At June 30, 2007, this reserve was $95,000 compared to $45,000 at December 31, 2006. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At June 30, 2007, this reserve was $50,000 compared to $65,000 at December 31, 2006. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a one-year warranty with each product sold to us. We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one-year warranty period covered by the original equipment manufacturer. At June 30, 2007, this warranty provision was $33,000 compared to $46,000 at December 31, 2006. If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For the six months ended June 30, 2007, we recorded a $28.6 million valuation allowance related to our net deferred tax assets of $28.6 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

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

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. We maintain our accounts for cash and cash equivalents principally at two major banks and one investment firm in the United States. We have a formal written investment policy that restricts the placement of investments to issuers evaluated as creditworthy. We have not experienced any losses on our deposits of our cash and cash equivalents.

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

We had $1,267,000 of indebtedness on our equipment line as of June 30, 2007. If we were to borrow additional amounts from our revolving credit line, we would be further exposed to changes in interest rates. Advances under our revolving and equipment lines of credit bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to these lines of credit to the extent that interest rates rise when there are amounts outstanding under these lines of credit. Based on our debt outstanding at June 30, 2007, a 1% increase in current market interest rates would have an impact of approximately $13,000 on an annual basis. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Changes in internal controls.

During the fiscal quarter ended June 30, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed in the United States District Court for the District of Massachusetts.  The complaint requested a judgment that sales of our Vari-Lase procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our products, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007 and concluded on March 28, 2007 when the jury reached a verdict that we contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest. To settle Diomed’s claims for pre-judgment interest and for additional damages for sales not considered by the jury, we agreed to amend the judgment amount to $4,975,00, and have accrued this amount together with additional costs and our attorney’s fees as of June 30, 2007 in the aggregate amount of $5,690,000. The jury concluded there was no willful infringement by Vascular Solutions, and therefore the award is not subject to treble damages or attorneys’ fees. On April 12, 2007 we converted all of our Vari-Lase sales to our new Vari-Lase Bright Tip fiber which features a proprietary ceramic distal tip that prevents even the possibility of the vein wall contact that was the requirement of Diomed’s sole patent claim in the litigation. On June 20, 2007 we posted a supersedeas bond and appealed the decision to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2007 the court granted an injunction order that applies to endovenous laser therapy kits that were sold by Vascular Solutions as of the trial date and any other kits that are not more than a mere colorable variation of such kits. Concerning the laser consoles, the injunction order applies only to Vari-Lase consoles of the type that were sold at the time of trial and that are not more than a mere colorable variation of such consoles and that are sold with the kits that are subject to the injunction. On July 11, 2007, Diomed moved for a finding that our continued sales of laser consoles is in violation of the injunction. We filed our response to the motion on July 25, and we expect a hearing will be held shortly thereafter. Because the consoles are sold only in conjunction with the Bright Tip fiber, which prevents the vein wall contact required by the Diomed patent, we believe that our sales of the laser consoles are not in violation of the Court’s injunction or the Diomed patent.

On May 11, 2005 we initiated a lawsuit for slander and unfair competition against Marine Polymer Technologies, Inc., a Delaware corporation. In the lawsuit, we claim that Marine Polymer made defamatory and disparaging statements concerning Vascular Solutions and our D-Stat® Dry hemostatic bandage. We are seeking relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage us and our products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. Marine Polymer has counter-sued Vascular Solutions claiming, among other things, business defamation and product disparagement for statements allegedly made by us concerning Marine Polymer’s SyvekPatch®. Marine Polymer is seeking relief in the form of monetary damages, costs, disbursements and attorneys’ fees. The Company believes that Marine Polymer’s counter-claims are without merit. The lawsuit is scheduled for trial on December 3, 2007 in the United States District Court for the District of Massachusetts.

On October 13, 2005, we were named as one of three defendants in an intellectual property lawsuit brought by VNUS® Medical Technologies, Inc. in the United States District Court for the Northern District of California. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringes on four patents held by VNUS®and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. VNUS has since indicated that it is not pursuing its allegation of infringement concerning one of the four patents. We have denied VNUS’ claims and have alleged that the VNUS patents are invalid. The expert report submitted by VNUS Medical Technologies, Inc. estimates damages from our activities at $11.9 million through the end of 2006. This litigation is scheduled for trial on October 29, 2007. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss.

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

We will not be successful if the interventional medical device community does not adopt our new products.

During the third quarter of 2000 we commenced sales of our first product in the United States, the Duett sealing device. In the second half of 2003, we received clearance to commence sales of four new interventional products in the United States, and have launched additional new products since 2003. Our success will depend on the continued launch of new products and the medical community’s acceptance of our new products. We cannot predict how quickly, if at all, the medical community will accept our new products, or, if accepted, the extent of their use. Our potential customers must:

•	believe that our products offer benefits compared to the methodologies and/or devices that they are currently using;

•	use our products and obtain acceptable clinical outcomes;

•	believe that our products are worth the price that they will be asked to pay; and

•	be willing to commit the time and resources required to change their current methodology.

Because we are often selling a new technology, we have limited ability to predict the level of growth or timing in sales of these products. If we encounter difficulties in growing our sales of our new medical devices in the United States, our business will be seriously harmed.

We have limited working capital to pursue our business.

On June 30, 2007, we had $9.8 million in cash and cash equivalents and restricted cash and a working capital of $13.2 million. Through the first half of 2007, our operating activities resulted in the accumulation of $7.9 million of cash. If we encounter unexpected expenses, we will need to raise additional working capital. We have no commitments for additional funding and so our ability to meet our long-term liquidity needs is uncertain. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or market our products or unable to take advantage of business opportunities, or we may be required to significantly curtail our business operations.

We have incurred losses and we may not be profitable in the future.

Since we commenced operations in February 1997, we have incurred net losses primarily from costs relating to the development and commercialization of our new products. At June 30, 2007, we had an accumulated deficit of $70.4 million. Because of our plans to introduce new products and expand our commercialization, we have incurred a net loss through the first half of 2007. In the future, our business strategies may not be successful, we may not be profitable in any period, and we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We face intellectual property claims which could prevent us from manufacturing and selling our products or result in our incurring substantial costs and liabilities.

The interventional medical device industry is characterized by numerous patent filings and frequent and substantial intellectual property litigation. Companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage. We are currently the subject of two intellectual property lawsuits concerning our Vari-Lase products, one of which is expected to proceed to trial in October 2007 and the other of which is on appeal. In addition, while we do not believe that any of our new products infringes any existing patent, it is highly likely that we will become subject to intellectual property claims with respect to our new products in the future. Intellectual property litigation in recent years has proven to be very complex, and the outcome of such litigation is difficult to predict.

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

Our defense of intellectual property claims filed in the future, regardless of the merits of the complaint, could divert the attention of our technical and management personnel away from the development and marketing of our products for significant periods of time. The costs incurred to defend future claims could be substantial and seriously harm us, even if our defense is ultimately successful.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our common stock.

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

We may face product liability claims that could result in costly litigation and significant liabilities.

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

Our international sales are subject to a number of risks that could seriously harm our ability to successfully commercialize our products in any international market.

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

We have limited manufacturing experience and may encounter difficulties in our manufacturing operations which could seriously harm our business.

We have limited experience in manufacturing our products. In particular, we have limited experience in lyophilization, which is a key manufacturing step for our D-Stat® Dry hemostatic bandage. We believe our facilities are adequate for our projected production of our products for the foreseeable future, but future facility requirements will depend largely on future sales of our products in the United States. We may encounter unforeseen difficulties in expanding our production of our new products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, compliance with FDA regulations and requirements regarding good manufacturing practices, and the need for further regulatory approval of new manufacturing processes. Difficulties encountered by us in expanding and maintaining our manufacturing capabilities could seriously harm our business.

Our business and results of operations may be seriously harmed by changes in third-party reimbursement policies.

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

Our products and our manufacturing activities are subject to extensive governmental regulation that could prevent us from selling our products in the United States or introducing new and improved products.

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

10.1

Amendment to Loan and Security Agreement dated April 23, 2007 by and between Vascular Solutions and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2007).

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

VASCULAR SOLUTIONS, INC.
Date: July 27, 2007	By:	/s/ Howard Root
Howard Root Chief Executive Officer and Director (principal executive officer and duly authorized officer)

By:	/s/ James Hennen
James Hennen Chief Financial Officer (principal financial officer)

By:	/s/ Timothy Slayton
Timothy Slayton Controller (principal accounting officer)