Form 10-Q
period 2007-09-30
VASCULAR SOLUTIONS INC
filed 2007-10-19
CIK 1030206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number: 0-27605

VASCULAR SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1859679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

The registrant had 15,493,507 shares of common stock, $.01 par value per share, outstanding as of October 18, 2007.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$4,433,000	$2,557,000
Restricted cash	5,473,000	—
Accounts receivable, net of reserves of $125,000 and $110,000 in 2007 and 2006, respectively	6,771,000	6,524,000
Inventories	8,303,000	7,232,000
Prepaid expenses	728,000	792,000
Total current assets	25,708,000	17,105,000

Property and equipment, net	3,821,000	3,669,000
Intangible assets, net	193,000	193,000
Total assets	$29,722,000	$20,967,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,709,000	$1,261,000
Accrued compensation	2,560,000	2,270,000
Accrued expenses	6,450,000	1,302,000
Current portion of long-term debt	800,000	800,000
Current portion of deferred revenue	704,000	—
Total current liabilities	12,223,000	5,633,000

Long-term liabilities:
Long-term debt, net of current portion	267,000	867,000
Long-term deferred revenue, net of current portion	5,825,000	—
Deferred tax liability	27,000	—
Total long-term liabilities	6,119,000	867,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 15,493,507 – 2007; 15,141,181 – 2006	155,000	151,000
Additional paid-in capital	81,553,000	79,841,000
Other	73,000	52,000
Accumulated deficit	(70,401,000)	(65,577,000)
Total shareholders’ equity	11,380,000	14,467,000
Total liabilities and shareholders’ equity	$29,722,000	$20,967,000

See accompanying notes.

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue:
Product revenue	$12,529,000	$10,955,000	$37,617,000	$31,818,000
License and collaboration revenue	597,000	—	891,000	—
Total revenue	13,126,000	10,955,000	38,508,000	31,818,000

Product costs and operating expenses:
Cost of goods sold (1)	4,187,000	3,594,000	12,505,000	10,442,000
Collaboration expenses	358,000	—	358,000	—
Research and development (1)	1,160,000	1,291,000	3,998,000	3,315,000
Clinical and regulatory (1)	813,000	694,000	2,324,000	1,893,000
Sales and marketing (1)	4,838,000	4,019,000	14,451,000	12,694,000
General and administrative (1)	1,695,000	942,000	3,842,000	2,830,000
Litigation	74,000	—	5,764,000	—
Thrombin qualification	7,000	747,000	136,000	2,368,000
Amortization of purchased technology	—	—	—	73,000
Total product costs and operating expenses	13,132,000	11,287,000	43,378,000	33,615,000

Operating loss	(6,000)	(332,000)	(4,870,000)	(1,797,000)

Other income (expenses)
Interest expense	(35,000)	(55,000)	(120,000)	(157,000)
Interest income	126,000	19,000	324,000	78,000

Income (loss) before income taxes	85,000	(368,000)	(4,666,000)	(1,876,000)

Income tax expense	(70,000)	—	(158,000)	—
Net income (loss)	$15,000	$(368,000)	$(4,824,000)	$(1,876,000)

Net income (loss) per share – basic	$0.00	$(0.02)	$(0.32)	$(0.13)
Net income (loss) per share – diluted	$0.00	$(0.02)	$(0.32)	$(0.13)

(1) Includes stock-based compensation charges of:
Cost of goods sold	$34,000	$30,000	$104,000	$100,000
Research and development	65,000	49,000	153,000	149,000
Clinical and regulatory	23,000	22,000	67,000	71,000
Sales and marketing	116,000	87,000	294,000	319,000
General and administrative	179,000	90,000	458,000	268,000
	$417,000	$278,000	$1,076,000	$907,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
Operating activities
Net loss	$(4,824,000)	$(1,876,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,014,000	715,000
Amortization	—	73,000
Stock-based compensation	1,076,000	907,000
Deferred compensation expense	(3,000)	24,000
Deferred tax liability	27,000	—
Loss on sale of property and equipment	6,000	19,000
Change in allowance for doubtful accounts	15,000	(25,000)
Changes in operating assets and liabilities:
Accounts receivable	(269,000)	(1,197,000)
Inventories	(1,081,000)	(601,000)
Prepaid expenses	66,000	(202,000)
Accounts payable	447,000	(1,719,000)
Accrued compensation and expenses	5,437,000	524,000
Deferred revenue, net	6,529,000	—
Net cash provided by (used in) operating activities	8,440,000	(3,358,000)

Investing activities
Purchase of property and equipment, net	(1,167,000)	(1,322,000)
Cash deposits transferred to restricted cash	(5,473,000)	—
Proceeds received on disposition of property and equipment	—	27,000
Net cash used in investing activities	(6,640,000)	(1,295,000)

Financing activities
Proceeds from borrowings on long-term debt	—	2,000,000
Payment on long-term debt	(600,000)	(133,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	640,000	659,000
Net cash provided by financing activities	40,000	2,526,000

Effect of exchange rate changes on cash and cash equivalents	36,000	41,000
Increase (decrease) in cash and cash equivalents	1,876,000	(2,086,000)
Cash and cash equivalents at beginning of period	2,557,000	4,282,000
Cash and cash equivalents at end of period	$4,433,000	$2,196,000

Supplemental disclosure of cash flow
Cash paid for interest	$125,000	$141,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions:

	September 30, 2007	September 30, 2006
Stock Options and Awards:
Expected life (years)	5.50	5.50
Expected volatility	50%	54%
Dividend yield	0%	0%
Risk-free interest rate	4.50%	4.98%

Employee Stock Purchase Plan:
Expected life (years)	2.00	2.00
Expected volatility	34%	42%
Dividend yield	0%	0%
Risk-free interest rate	4.38%	5.05%

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

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and alternative stock appreciation rights to employees, directors and consultants. Incentive stock options may be granted only to employees of the Company. Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants. As of September 30, 2007, the Company has reserved 4,900,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in July 2000, the Board of Directors determined the fair value of the Company’s common shares underlying the options by assessing the business progress of the Company as well as the market conditions for medical device companies and other external factors. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period. Unexercised options are canceled 90 days after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

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

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Balance at December 31, 2006	159,000	$5.42
Granted	167,000	9.08
Vested	—	—
Canceled	(12,000)	7.54
Balance at September 30, 2007	314,000	$7.29

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

As of September 30, 2007, there was $1,104,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.15 years. The Company used discount factors ranging from 0% to 30% (30% for officers and directors due to post vesting restrictions) to determine the fair value at the date of grant based on an analysis of the Company’s private placement offering completed in March 2004 and other illiquidity factors. The Company estimates the forfeiture rate for restricted stock using a 10% forfeiture rate for key employees and a 15% forfeiture rate for non-key employees.

Stock option activity is summarized as follows:

	Plan Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2006	1,512,000	$5.24
Granted	75,000	9.44
Exercised	(115,000)	2.03
Forfeited	(3,000)	8.36
Canceled	(8,000)	2.88
Balance at September 30, 2007	1,461,000	$5.72	$4,089,000

Exercisable at September 30, 2007	1,315,000	$5.34	$4,068,000

As of September 30, 2007, there was $254,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.61 years. The total intrinsic value of options exercised was $892,000 for the nine months ended September 30, 2007.

At September 30, 2007, a total of 2,112,889 shares were available for grant under the Stock Option Plan.

As of September 30, 2007, there was $63,000 of total unrecognized compensation costs related to the employee stock purchase plan, which is expected to be recognized over a weighted average period of 0.22 years.

(3)	Net Income (Loss) per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net income (loss) per share for the three months and nine months ended September 30, 2007 and 2006 is computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period. For all net loss periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding restricted stock, options and warrants is antidilutive. Weighted average common shares outstanding for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Weighted average shares outstanding – basic	15,259,957	14,491,404	15,191,193	14,872,838
Weighted average shares outstanding – diluted	15,843,850	14,491,404	15,191,193	14,872,838

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(4)	Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation. Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net income (loss)	$15,000	$(368,000)	$(4,824,000)	$(1,876,000)
Foreign currency translation adjustments	34,000	6,000	24,000	(38,000)
Comprehensive income (loss)	$49,000	$(362,000)	$(4,800,000)	$(1,914,000)

(5)	Revenue Recognition

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

The Company currently has a license agreement with King Pharmaceuticals, Inc. (King). The Company licensed the exclusive rights of Thrombi-PadTM, Thrombi-Gel® and Thrombi-PasteTM to King. The Company is amortizing the license fee on a straight-line basis over the projected ten year economic life of the products. The Company determines the economic life of the products under its license agreements by evaluating similar products the Company has launched or other similar products in the medical industry.

In connection with the King license agreements, the Company entered into two separate development arrangements to conduct clinical studies for Thrombi-Gel and Thrombi-Paste, with the costs related to the clinical studies paid by King. Additionally, on May 18, 2007, the Company entered into a Product Development & Supply Agreement with Cardium Therapeutics, Inc. (Cardium) by which the Company is developing, manufacturing and selling Cardium, a specialty version of the Company’s Twin-Pass® dual access catheter, with the costs related to the development paid by Cardium. The Company will recognize the collaboration revenue on these development agreements as it is earned in accordance with Emerging Issues Task Force 01-14, Income Statement Characterizations of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” and SAB104.

In accordance with the Emerging Issues Task Force (EITF) issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes shipping and handling revenues in net revenue, and shipping and handling costs in cost of sales.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(6)	Restricted Cash

Under an investment management agreement with Wells Fargo Bank, N.A. effective June 19, 2007, the Company has set aside $5,473,000 as restricted cash. This cash will be used to satisfy the judgment in the Diomed litigation case if we are unsuccessful on our appeal as more fully discussed below in footnote 11, Contingencies. The funds will be held in a Money Market account and earn interest at the current rate in effect.

(7)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	September 30, 2007	December 31, 2006
	(unaudited)

Raw materials	$4,087,000	$4,340,000
Work-in process	837,000	590,000
Finished goods	3,379,000	2,302,000
	$8,303,000	$7,232,000

(8)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At September 30, 2007 and December 31, 2006, the allowance for doubtful accounts was $90,000 and $65,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At September 30, 2007 and December 31, 2006, the sales and return allowance was $35,000 and $45,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $125,000 and $110,000 at September 30, 2007 and December 31, 2006, respectively.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No customers represented greater than 5% of gross accounts receivable as of September 30, 2007 and no customer represented greater than 5% of gross accounts receivable at December 31, 2006, respectively. There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for both the nine month periods ended September 30, 2007 and 2006 were 87% in the United States and 13% in international markets. No customer represented greater than 5% of the total net revenue for the nine months ended September 30, 2007 and 2006, respectively.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(10)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the D-Stat products) under a Thrombin-JMI Supply Agreement entered into with King on January 9, 2007 (see footnote 5). Under the terms of the Thrombin-JMI Supply Agreement, King agrees to manufacture and supply thrombin to the Company on a non-exclusive basis. The agreement does not contain any minimum purchase requirements. King agrees to supply the Company with such quantity of thrombin as the Company may order for use in devices not intended for sale by King in areas other than catheterization and electrophysiology laboratories, and holding and recovery rooms for such laboratories, at a fixed price throughout the term of the Thrombin-JMI Supply Agreement as adjusted for inflation, variations in potency and other factors. The Thrombin-JMI Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including (1) termination by King without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to the Company and (2) termination by the Company without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to King provided that the Device Supply Agreement has expired on its terms or the parties have agreed to terminate it.

Sigma

On October 18, 2004, the Company entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to the Company. Pursuant to the terms of the Sigma agreement, the Company agreed to pay certain development costs of Sigma to allow Sigma to manufacture thrombin for the Company’s needs in manufacturing its hemostatic products. The payments are based on achievement of certain milestones over a two-year period. The Sigma agreement terminates after ten years and is automatically extended for up to five additional successive one-year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the Sigma agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for the Company under the contract in or as a component of a hemostatic product for medical use. The Company does not have any minimum purchase requirements under the Sigma agreement; however, if the Company purchases less than three lots of thrombin in any year commencing in 2008, then (i) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use and (ii) Sigma will have the right to terminate the agreement on 30 days’ notice.

The costs and purchases incurred through September 30, 2007 and the total estimated costs and purchases expected to be incurred in the thrombin qualification project with Sigma (including costs and purchases already incurred) are as follows:

	Incurred (as of September 30, 2007)	Total Estimated

Qualification expenses	$4.7 million	$4.8 million
Capital equipment purchases	1.0 million	1.0 million
Thrombin inventory purchases	1.3 million	1.3 million
	$7.0 million	$7.1 million

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(11)	Contingencies

On March 4, 2004, the Company was named as the defendant in an intellectual property lawsuit brought by Diomed in the United States District Court for the District of Massachusetts.  The complaint requested a judgment that sales of the Company’s Vari-Lase® procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent the Company from selling the Company’s Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of the Company’s products, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007 and concluded on March 28, 2007 when the jury reached a verdict that the Company contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest. To settle Diomed’s claims for pre-judgment interest and for additional damages for sales not considered by the jury, the Company agreed to amend the judgment amount to $4,975,000 and accrued this amount together with additional costs and attorney’s fees at the time of the judgment in the aggregate amount of $5,690,000. The jury concluded there was no willful infringement by Vascular Solutions, and therefore the award is not subject to treble damages or attorneys’ fees. On April 12, 2007 the Company converted all Vari-Lase sales to the Company’s new Vari-Lase Bright TipTM fiber which features a proprietary ceramic distal tip that prevents even the possibility of the vein wall contact that was the requirement of Diomed’s sole patent claim in the litigation. On June 20, 2007 the Company posted a supersedeas bond and appealed the jury verdict to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2007 the court granted an injunction order that applies to endovenous laser therapy kits that were sold by Vascular Solutions, Inc. as of the trial date and any other kits that are not more than a mere colorable variation of such kits. Concerning the laser consoles, the injunction order applies only to Vari-Lase consoles of the type that were sold at the time of trial and that are not more than a mere colorable variation of such consoles and that are sold for use with the kits that are subject to the injunction. On July 11, 2007, Diomed moved for a finding that the Company’s continued sale of laser consoles is in violation of the injunction. The Company has filed a response to the motion and requested a hearing on the matter, which has not yet been scheduled. Because the consoles are sold only in conjunction with the Bright Tip fiber, which prevents the vein wall contact required by the Diomed patent, the Company believes that sales of the laser consoles are not in violation of the Court’s injunction or the Diomed patent.

On May 11, 2005 the Company initiated a lawsuit for slander and unfair competition against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer). In the lawsuit, the Company alleged that Marine Polymer made defamatory and disparaging statements concerning the Company’s D-Stat® Dry hemostatic bandage. The Company is seeking relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage the Company’s products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. On October 12, 2007, the Company served its expert damages report estimating damages in the range of $16.9 million to $22.9 million. Marine Polymer has brought a counter-claim against the Company including, among other claims, business defamation and product disparagement for statements allegedly made by the Company concerning Marine Polymer’s SyvekPatch®. Marine Polymer is seeking relief in the form of monetary damages, costs, disbursements and attorneys’ fees. On October 12, 2007, Marine Polymer served its expert damages report estimating damages in the range of $31.2 million to $44 million. The Company believes that Marine Polymer’s counter-claim is without merit. The lawsuit is scheduled for trial commencing on February 11, 2008 in the United States District Court for the District of Massachusetts.

On October 13, 2005, the Company was named as one of three defendants in an intellectual property lawsuit brought by VNUS® Medical Technologies, Inc. (VNUS) in the United States District Court for the Northern District of California. The complaint requested a judgment that the Company’s Vari-Lase procedure kit and Vari-Lase laser console infringes on four patents held by VNUS and asked for relief in the form of an injunction that would prevent the Company from selling the Company’s Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of these products, and other costs, disbursements and attorneys’ fees. VNUS has since indicated that it is not pursuing its allegation of infringement concerning one of the four patents. The Company has denied VNUS’s claims and have alleged that the VNUS patents are invalid. The expert report submitted by VNUS estimates damages from the Company’s activities at $11.9 million through the end of 2006. This litigation, originally scheduled for trial commencing on October 29, 2007, was postponed indefinitely by the court on October 16, 2007 due to scheduling issues. It is likely that the trial will commence sometime between January and June 2008. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss.

From time to time, the Company is involved in legal proceedings arising in the normal course of business. As of the date of this report the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(12)	Long-term Debt

The Company entered into a secured asset-based loan and security agreement dated December 31, 2003, which was modified and extended on December 28, 2006, and further amended on April 23, 2007. In 2005 the Company also added an equipment line of credit to the operating line of credit under the existing agreement. The operating line of credit is a one-year, $5,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is prime plus 0.5%. As of September 30, 2007, the Company had no outstanding loan balance against the facility.

The equipment line of credit is a three-year, $2,000,000 facility with an interest rate of prime plus 1.5%. In 2006, the Company executed a $2,000,000 advance on the equipment line of credit. The advance is secured by various equipment acquired by the Company during the year ended December 31, 2005. As of September 30, 2007, the Company had a $1,067,000 outstanding loan balance against the facility. The weighted average interest rate for the nine months ended September 30, 2007 on the equipment line of credit was 9.75%.

The credit facility includes two covenants: a minimum tangible net worth of $11,000,000 through September 30, 2007 and $13,000,000 thereafter; and a liquidity coverage ratio of not less than 1.25 to 1.00. The minimum tangible net worth covenant allows the Company to exclude up to $6,500,000 of litigation expenses and continues to increase by the sum of 50% of the Company’s quarterly net profit and all consideration received for equity securities. The Company was in compliance with these covenants at September 30, 2007.

Future minimum commitments under this equipment line of credit as of September 30, 2007 are as follows:

September 30, 2008	$800,000
September 30, 2009	267,000
$1,067,000

(13)	Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Overview

Vascular Solutions, Inc. (we, us or Vascular) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. We were incorporated in the state of Minnesota in December 1996, and began operations in February 1997. Our five product lines consist of the following:

•

Hemostat (blood clotting) products, principally consisting of the D-Stat Dry™ hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat® Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets,

•	Extraction catheters, principally consisting of the Pronto™ V3 extraction catheter, a mechanical system for the removal of soft thrombus from arteries,

•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,

•	Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheters, and Skyway® support catheters, and

•	Access products, principally consisting of micro-introducers and guidewires used in connection with percutaneous access to the vasculature.

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

When we develop versions of our products that have application outside of the interventional cardiology and interventional radiology markets where our direct sales force focuses, we attempt to enter into a strategic relationship with a distribution partner. Our current products and products in development that fit into this category consist of the following:

•	Thrombi-Gel hemostat, a thrombin impregnated gelatin foam pad designed for use in controlling surgical bleeding,

•	Thrombi-Paste hemostat, a thick suspension of gelatin, thrombin and water designed for use in controlling surgical bleeding, and

•	Thrombi-Pad trauma bandage, a thrombin-based bandage designed for use in trauma indications.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007		2006
Revenue:
Product revenue	95%	100%		98%		100%
License and collaboration revenue	5%	—		2%		—
Total revenue	100%	100%		100%		100%

Product costs and operating expenses:
Cost of goods sold	32%	33%		33%		33%
Collaboration expenses	3%	—		1%		—
Research and development	9%	12%		10%		11%
Clinical and regulatory	6%	6%		6%		6%
Sales and marketing	37%	37%		38%		40%
General and administrative	13%	8%		10%		9%
Litigation	—	—		15%		—
Thrombin qualification	—	7%		—		7%
Amortization of purchased technology	—	—		—		—
Total product costs and operating expenses	100%	103%		113%		106%

Operating loss	—	(3%	)	(13%	)	(6%	)
Interest income/expense, net	—	—		—		—

Income (loss) before income taxes	—	(3%	)	(13%	)	(6%	)
Income taxes	—	—		—		—

Net income (loss)	—	(3%	)	(13%	)	(6%	)

The following table sets forth, for the periods indicated, net revenue by product line along with the percent change from the previous year:

	Three Months Ended September 30,
	2007			2006
	Net Revenue	Percent Change		Net Revenue	Percent Change

Hemostat products	$6,012,000	10%		$5,453,000	6%
Extraction catheters	2,648,000	16%		2,291,000	36%
Vein products	2,134,000	15%		1,853,000	73%
Specialty catheters	734,000	3%		715,000	126%
Access products	787,000	88%		418,000	150%
Other	214,000	(5%	)	225,000	29%

Total product revenue	$12,529,000	14%		$10,955,000	28%

License and collaboration	597,000	100%		—	—%
Total revenue	$13,126,000	20%		$10,955,000	28%

	Nine Months Ended September 30,
	2007		2006
	Net Revenue	Percent Change	Net Revenue	Percent Change

Hemostat products	$18,482,000	14%	$16,258,000	9%
Extraction catheters	8,115,000	22%	6,675,000	45%
Vein products	5,965,000	20%	4,951,000	71%
Specialty catheters	2,481,000	10%	2,249,000	256%
Access products	1,898,000	73%	1,098,000	168%
Other	676,000	15%	587,000	41%

Total product revenue	$37,617,000	18%	$31,818,000	33%

License and collaboration	891,000	100%	—	—%

Total revenue	$38,508,000	21%	$31,818,000	33%

Three and nine months ended September 30, 2007 compared to three and nine months ended September 30, 2006

Net revenue increased 20% to $13,126,000 for the quarter ended September 30, 2007 from $10,955,000 for the quarter ended September 30, 2006. The increase in net revenue was a result of double digit percentage revenue increases in four of our five product categories, in addition to the license and collaboration revenue which was not present in 2006. Approximately 87% of our net revenue for the quarter ended September 30, 2007 was earned in the United States and 13% of the net revenue was earned in international markets. Net revenue increased 21% to $38,508,000 for the nine months ended September 30, 2007 from $31,818,000 for the nine months ended September 30, 2006. Approximately 87% of our net revenue for the nine months ended September 30, 2007 was earned in the United States and 13% of the net revenue was earned in international markets.

Product gross profit as a percentage of net revenue remained constant at 67% for the quarters ended September 30, 2007 and September 30, 2006 and for the nine month periods ended September 30, 2007 and September 30, 2006. We expect product gross margins to be in the range of 66% to 68% for the fourth quarter of 2007, subject to changes in our selling mix between our lower margin products such as the Vari-Lase and Thrombi-Gel and our higher margin products such as the D-Stat Dry.

Research and development expenses decreased 10% to $1,160,000 for the quarter ended September 30, 2007 from $1,291,000 for the quarter ended September 30, 2006. Research and development expenses increased 21% to $3,998,000 for the nine months ended September 30, 2007 from $3,315,000 for the nine months ended September 30, 2006. The increase for the nine month period was the result of our continued emphasis on investment in new products, including an increase to 19 full-time employees in Research and Development at September 30, 2007 from 17 at September 30, 2006. We expect our research and development expenses to be approximately 9% to 10% of revenue in the fourth quarter of 2007 as we continue to pursue additional new products at an expected rate of between two and four new products per year and as we continue to move our longer-term development projects forward.

Clinical and regulatory expenses increased 17% to $813,000 for the quarter ended September 30, 2007 from $694,000 for the quarter ended September 30, 2006. Clinical and regulatory expenses increased 23% to $2,324,000 for the nine months ended September 30, 2007 from $1,893,000 for the nine months ended September 30, 2006. The increase was the result of increasing the number of full-time employees to 22 at September 30, 2007 from 15 at September 30, 2006. The additional employees have been added to increase quality management, manage increased regulatory submissions for new products and manage additional clinical study activity. We expect clinical and regulatory expenses to be approximately 6% to 7% of sales in the fourth quarter of 2007.

Sales and marketing expenses increased 20% to $4,838,000 for the quarter ended September 30, 2007 from $4,019,000 for the quarter ended September 30, 2006. Sales and marketing expenses increased 14% to $14,451,000 for the nine months ended September 30, 2007 from $12,694,000 for the nine months ended September 30, 2006. The primary reason for the increase in sales and marketing expenses was the increase in our direct sales force to 89 employees at September 30, 2007 compared to 75 at September 30, 2006 and the increase in commissions due to the higher sales. We expect to hold our net field sales employee headcount relatively constant in the fourth quarter of 2007. As a result, we expect our sales and marketing expenses to be between 36% and 38% of sales in the fourth quarter of 2007. Sales and marketing expenses are expected to decline as a percent of sales throughout 2008 as our revenue increases without material increases in the number of sales and marketing employees.

General and administrative expenses increased 80% to $1,695,000 for the quarter ended September 30, 2007 from $942,000 for the quarter ended September 30, 2006. General and administrative expenses increased 36% to $3,842,000 for the nine months ended September 30, 2007 from $2,830,000 for the nine months ended September 30, 2006. The increase was principally due to higher attorneys’ fees on litigation matters as we incurred approximately $800,000 of legal fees during the third quarter related to the VNUS, Marine Polymer and Diomed litigations. We expect general and administrative expenses to be approximately 11% to 13% of revenue in the fourth quarter of 2007 as legal fees are expected to continue at an elevated level due to the VNUS trial which is scheduled to commence on October 29, 2007.

Litigation expenses were $74,000 for the quarter ended September 30, 2007, and $5,764,000 for the nine months ended September 30, 2007. These expenses relate primarily to the judgment in the Diomed intellectual property litigation (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q).

Thrombin qualification expenses were $7,000 for the quarter ended September 30, 2007 compared to $747,000 for the quarter ended September 30, 2006. Thrombin qualification expenses were $136,000 for the nine months ended September 30, 2007 compared to $2,368,000 for the nine months ended September 30, 2006. On October 18, 2004, we entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to us. Pursuant to the terms of the agreement, we will be paying for certain development costs of Sigma to allow Sigma to produce thrombin. The initial contract term ends after ten years and is automatically extended for up to five additional successive one-year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for us under the agreement in or as a component of a hemostatic product for medical use. We do not have any minimum purchase requirements under the agreement; however, if we purchase less than three lots of thrombin in any year commencing in 2008 then (1) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (2) Sigma will have the right to terminate the agreement upon 30 days’ notice.

The Sigma contract was entered into as part of our plan to qualify a second source of thrombin (in addition to the Thrombin-JMI® Supply Agreement with King discussed above in Note 10 to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q) on an as-needed basis to be used in our hemostat products.

The costs and purchases incurred through September 30, 2007 and the total estimated costs and purchases we expect to incur in the thrombin project (including costs and purchases already incurred) are disclosed in Note 10 to Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q. Of the total $1.7 million of Sigma thrombin we have purchased through September 30, 2007, we have expensed approximately $874,000, leaving approximately $826,000 of Sigma thrombin in inventory. The Sigma thrombin in inventory is expected to be used in our hemostat products once we gain international regulatory approval, which is expected to occur by early 2008.

Amortization of purchased technology was $0 for the quarters ended September 30, 2007, and September 30, 2006. Amortization of purchased technology was $0 for the nine months ended September 30, 2007, and $73,000 for the nine months ended September 30, 2006. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. in 2002. We allocated $870,000 of the acquisition price to purchased technology and amortized the amount over four years, which was completed in April 2006.

Interest expense decreased to $35,000 for the quarter ended September 30, 2007 from $55,000 for the quarter ended September 30, 2006. Interest expense decreased to $120,000 for the nine months ended September 30, 2007 from $157,000 for the nine months ended September 30, 2006. This decline is a direct result of a lower equipment line of credit balance due to the monthly payments being made.

Interest income increased to $126,000 for the quarter ended September 30, 2007 from $19,000 for the quarter ended September 30, 2006. Interest income increased to $324,000 for the nine months ended September 30, 2007 from $78,000 for the nine months ended September 30, 2006. This increase in interest income is primarily a result of the cash received from King as part of the new agreements.

Income Taxes

We generated approximately $416,000 of taxable income for the quarter ended September 30, 2007 and approximately $3,277,000 of taxable income for the nine months ended September 30, 2007. The income tax provision relates to alternative minimum taxes. We have concluded that no deferred tax asset should be recorded at September 30, 2007. We have established a valuation allowance for the full value of our federal net operating loss, federal and state research and development credits and foreign tax losses. We continually review our deferred tax assets and records to determine the amount that is more likely than not to be realized.

As of September 30, 2007, we had approximately $55.6 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of September 30, 2007, we also had federal and state research and development tax credit carryforwards of approximately $2.4 million which begin to expire in the year 2013. As of September 30, 2007, we also had a foreign tax loss carryforward of approximately $3.1 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation. Therefore, we performed a section 382 “change in ownership” study during the third quarter of 2005 on our federal net operating loss carryforward, and concluded that we will have no limitations on the net operating loss carryforward.

Liquidity and Capital Resources

We have financed all of our operations since inception through the issuance of equity securities, $7,000,000 in license and milestone fees received from King, $2,000,000 in borrowings under an equipment line of credit, and sales of our products. Through September 30, 2007, we have sold capital stock generating aggregate net proceeds of approximately $79 million. At September 30, 2007, we had $4,433,000 in cash and cash equivalents and $5,473,000 of restricted cash on-hand compared to $2,557,000 in cash and cash equivalents at December 31, 2006.

During the nine months ended September 30, 2007, we generated $8,440,000 in cash from operating activities, we incurred $1,167,000 in capital expenditures, we transferred $5,473,000 of cash to restricted cash (see footnote 6), and we generated $40,000 in financing activities. The financing activities consisted of payments made on our equipment line of credit, off-set through the sale of common stock upon the exercise of outstanding stock options and warrants and through the sale of common stock under the Employee Stock Purchase Plan. The majority of the capital expenditures were for leasehold improvements at our new warehouse and the purchase of gelatin manufacturing equipment. Our generation of cash through operating activities was primarily the result of the $7 million in license and milestone fees received from King.

We currently have a $7 million credit facility with Silicon Valley Bank. The $5 million revolving line of credit has a 12-month term, bears interest at the rate of prime plus 0.5% and is secured by a first security interest on all of our assets. The $2 million equipment line of credit has a 36-month term, bears interest at the rate of prime plus 1.5% and is secured by a first security interest on all of our assets used as collateral for the amounts borrowed under the line. The credit facility includes two covenants: a minimum tangible net worth of $11 million through September 30, 2007 and $13 million thereafter; and a liquidity coverage ratio of not less than 1.25 to 1.00. The minimum tangible net worth covenant continues to increase by the sum of 50% of our quarterly net profit beginning with the quarter ended March 31, 2007 and all consideration received for equity securities. On April 23, 2007 this credit facility was amended to factor the litigation expenses into the “tangible net worth” calculation as an add back.

As of September 30, 2007, we had no outstanding balance on the $5 million revolving line of credit and the availability on the revolving line of credit was $5.0 million. On January 6, 2006, we drew down $2 million of the equipment line, and as of September 30, 2007 we had a balance of $1,067,000 remaining on the equipment line.

The following table summarizes our contractual cash commitments as of September 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Facility Operating Leases	$417,000	$417,000	$—	$—	$—
Long-term Debt*	1,067,000	800,000	267,000	—	—
Total Contractual Cash Obligations	$1,484,000	$1,217,000	$267,000	$—	$—

* This obligation excludes interest.

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

We currently anticipate that we will continue to experience positive cash flow from our operating activities in the fourth quarter of 2007. We currently believe that our working capital of $13,485,000 at September 30, 2007, will be sufficient to meet all of our operating and capital requirements for at least the next twelve months. However, our actual liquidity and capital requirements will depend upon numerous factors, including the amount of revenues from sales of our existing and new products; developments in current litigation, the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

If cash generated from operations is insufficient to satisfy our cash needs or there is an unfavorable outcome in our current litigation, we may be required to raise additional funds. In the event that additional financing is needed, and depending on market conditions, we may seek to raise additional funds for working capital purposes through the sale of equity or debt securities. We have no commitments from any party for raising additional funds.

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers. We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

On January 9, 2007, we entered into three separate agreements with King consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI Supply Agreement. We licensed the exclusive rights of Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King for $6 million. We will manufacture the licensed products under the Device Supply Agreement. The Device Supply Agreement requires King to pay us a $1 million milestone payment upon each of the first commercial sale of Thrombi-Gel and/or Thrombi-Pad, and the first commercial sale of Thrombi-Paste. On May 30, 2007, we received the first $1 million of these two $1 million milestone payments for the first commercial sale of Thrombi-Pad. We are amortizing the $6 million license fee received on January 9, 2007 and the $1 million milestone payment received on May 30, 2007 on a straight-line basis over 10 years. We will also amortize the second $1 million milestone payment over the remaining 10-year license period from the date it is received.

As part of the King agreements, the Company entered into two separate development arrangements to conduct clinical studies for the Thrombi-Gel and Thrombi-Paste, with the costs related to the clinical studies paid by King. On May 18, 2007, the Company entered into a Product Development & Supply Agreement with Cardium Therapeutics, Inc. (Cardium) by which the Company is developing, manufacturing and selling Cardium, a specialty version of the Company’s Twin-Pass® dual access catheter, with the costs related to the development paid by Cardium. The Company will recognize the collaboration revenue on these development agreements as it is earned.

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At September 30, 2007, this reserve was $35,000 compared to $45,000 at December 31, 2006. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At September 30, 2007, this reserve was $90,000 compared to $65,000 at December 31, 2006. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a one-year warranty with each product sold to us. We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one-year warranty period covered by the original equipment manufacturer. At September 30, 2007, this warranty provision was $38,000 compared to $46,000 at December 31, 2006. If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For the nine months ended September 30, 2007, we recorded a $28.7 million valuation allowance related to our net deferred tax assets of $28.7 million. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, the qualification of a new source of thrombin, defense of patent infringement lawsuits, adoption of our new products, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006. This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.

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

We had $1,067,000 of indebtedness on our equipment line as of September 30, 2007. If we were to borrow additional amounts from our revolving credit line, we would be further exposed to changes in interest rates. Advances under our revolving and equipment lines of credit bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to these lines of credit to the extent that interest rates rise when there are amounts outstanding under these lines of credit. Based on our debt outstanding at September 30, 2007, a 1% increase in current market interest rates would have an impact of approximately $11,000 on an annual basis. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

Changes in internal controls.

During the fiscal quarter ended September 30, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed in the United States District Court for the District of Massachusetts.  The complaint requested a judgment that sales of our Vari-Lase procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our products, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007 and concluded on March 28, 2007 when the jury reached a verdict that we contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest. To settle Diomed’s claims for pre-judgment interest and for additional damages for sales not considered by the jury, we agreed to amend the judgment amount to $4,975,000, and have accrued this amount together with additional costs and our attorney’s fees as of September 30, 2007 in the aggregate amount of $5,690,000. The jury concluded there was no willful infringement by Vascular Solutions, and therefore the award is not subject to treble damages or attorneys’ fees. On April 12, 2007 we converted all of our Vari-Lase sales to our new Vari-Lase Bright Tip fiber which features a proprietary ceramic distal tip that prevents even the possibility of the vein wall contact that was the requirement of Diomed’s sole patent claim in the litigation. On June 20, 2007 we posted a supersedeas bond and appealed the decision to the United States Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2007 the court granted an injunction order that applies to endovenous laser therapy kits that were sold by Vascular Solutions as of the trial date and any other kits that were not more than a mere colorable variation of such kits. Concerning the laser consoles, the injunction order applies only to Vari-Lase consoles of the type that were sold at the time of trial and that are not more than a mere colorable variation of such consoles and that are sold with the kits that are subject to the injunction. On July 11, 2007, Diomed moved for a finding that our continued sales of laser consoles is in violation of the injunction. We filed a response to the motion and requested a hearing on the matter, which has not yet been scheduled. Because the consoles are sold only in conjunction with the Bright Tip fiber, which prevents the vein wall contact required by the Diomed patent, we believe that our sales of the laser consoles are not in violation of the Court’s injunction or the Diomed patent.

On May 11, 2005, we initiated a lawsuit for slander and unfair competition against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer). In the lawsuit, we alleged that Marine Polymer made defamatory and disparaging statements concerning our D-Stat Dry hemostatic bandage. We are seeking relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage our products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. On October 12, 2007, we served its expert damages report estimating damages in the range of $16.9 million to $22.9 million. Marine Polymer has brought a counter-claim against us including, among other claims, business defamation and product disparagement for statements allegedly made by us concerning Marine Polymer’s SyvekPatch. Marine Polymer is seeking relief in the form of monetary damages, costs, disbursements and attorneys’ fees. On October 12, 2007, Marine Polymer served its expert damages report estimating damages in the range of $31.2 million to $44 million. We believe that Marine Polymer’s counter-claim is without merit. The lawsuit is scheduled for trial commencing on February 11, 2008 in the United States District Court for the District of Massachusetts.

On October 13, 2005, we were named as one of three defendants in an intellectual property lawsuit brought by VNUS in the United States District Court for the Northern District of California. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringes on four patents held by VNUS and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of our product, and other costs, disbursements and attorneys’ fees. VNUS has since indicated that it is not pursuing its allegation of infringement concerning one of the four patents. We have denied VNUS’ claims and have alleged that the VNUS patents are invalid. The expert report submitted by VNUS estimates damages from our activities at $11.9 million through the end of 2006. This litigation, originally scheduled for trial commencing October 29, 2007, was postponed indefinitely by the court on October 16, 2007 due to scheduling issues. It is likely that the trial will commence sometime between January and June 2008. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss.

From time to time, we are involved in legal proceedings arising in the normal course of our business. As of the date of this report we are not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

We do not have material changes to our risk factors set forth under Item 1A of Part I of our most recently filed Form 10-K, as updated in Item 1A of Part II of our Form 10-Q for the quarter ended June 30, 2007.

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

VASCULAR SOLUTIONS, INC.
Date: October 19, 2007	By:	/s/ Howard Root
Howard Root Chief Executive Officer and Director (principal executive officer and duly authorized officer)

By:	/s/ James Hennen
James Hennen Chief Financial Officer (principal financial officer)

By:	/s/ Timothy Slayton
Timothy Slayton Controller (principal accounting officer)