Form 10-K
period 2007-12-31
VASCULAR SOLUTIONS INC
filed 2008-02-05
CIK 1030206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 29, 2007 was $140,547,894.

As of January 31, 2008, the number of shares outstanding of the registrant’s common stock was 15,581,836.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on April 22, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	Extraction catheters, principally consisting of the Pronto® V3 extraction catheter, a mechanical system for the removal of soft thrombus from arteries,
•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,
•	Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheters, and Skyway® support catheters, and
•	Access products, principally consisting of micro-introducers and the Guardian® hemostasis valve used in connection with percutaneous access to the vasculature.

In 2000 we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures. In 2001, due to competitive developments in the sealing device market, we made the strategic decision to develop additional products and de-emphasize the promotion of our Duett sealing device. We have grown from net revenue of $6.2 million in 2000 solely from the Duett device to net revenue of $52.9 million in 2007, with 97% of our 2007 net revenue coming from products other than the Duett device. This increase in revenue represents a compound annual growth rate of 36% and was driven by our commitment to the research and development of multiple new devices to diagnose and treat existing and new vascular conditions.

As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices and then deliver these products directly to the physician through our direct domestic sales force and our international distribution network. We currently have in development several additional products that leverage our existing infrastructure to bring additional solutions to the interventional cardiologist and interventional radiologist. We expect to gain regulatory clearance and market launch between two and four new products in the United States within the next 12 months, each of which we believe addresses an annual market opportunity of between $1 million and $10 million.

When we develop versions of our products that have application outside of the interventional cardiology and interventional radiology markets where our direct sales force focuses, we attempt to enter into a strategic relationship with a distribution partner. Our current products and products in development that fit into this category consist of the following:

•	Thrombi-Gel® hemostat, a thrombin impregnated gelatin foam pad designed for use in controlling surgical bleeding,
•	Thrombi-PasteTM hemostat, a thick suspension of gelatin, thrombin and water designed for use in controlling surgical bleeding, and
•	Thrombi-PadTM trauma bandage, a thrombin-based bandage designed for use in trauma indications.

In January 2007 King Pharmaceuticals, Inc. (King) acquired the worldwide license to the Thrombi-Gel, Thrombi-Paste and Thrombi-Pad devices for use outside of the catheterization markets for an initial cash payment of $6 million and an additional $1 million milestone payment due upon the first commercial sale of Thrombi-Pad (received in May 2007), and a second $1 million milestone payment due upon the first commercial sale of Thrombi-Paste. We agreed to manufacture the Thrombi-Gel, Thrombi-Paste and Thrombi-Pad devices for King, and King agreed to sell us thrombin used in all of our hemostatic products under 10 year device and thrombin supply agreements that expire in 2017.

Interventional Cardiology and Interventional Radiology Industry Background

Over 60 million Americans have one or more types of cardiovascular disease—diseases of the heart and blood vessels. Cardiovascular disease is the number one cause of death in the United States and is replacing infectious disease as the world’s pre-eminent health risk. Advances in medicine have enabled physicians to perform an increasing number of diagnostic and therapeutic treatments of cardiovascular disease using minimally invasive methods, such as catheters placed inside the arteries, instead of highly invasive open surgery. Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat diseases of the coronary and peripheral arteries. Based on industry statistics, we estimate that cardiologists and radiologists performed over nine million diagnostic and interventional catheterization procedures worldwide in 2007. The number of catheterization procedures performed is expected to grow by more than 5% each year for the next three years as the incidence of cardiovascular disease continues to increase and the diagnosis and treatment of cardiovascular disease expands worldwide. The worldwide market for interventional medical devices in 2007 exceeded $5 billion.

Each angiographic procedure using a catheter requires a puncture in an artery, usually the femoral artery in the groin area and sometimes the radial artery in the wrist of the patient to gain access for the catheter. The catheter then is deployed through an introducer sheath and into the vessel to be diagnosed or treated. Upon completion of the procedure and removal of the catheter, the physician must seal this puncture in the artery and the tissue tract that leads from the skin surface to the artery to stop bleeding. The traditional method for sealing the puncture site has been a manual process whereby a healthcare professional applies direct pressure to the puncture site, sometimes using a sand bag or a large C-clamp, for 20 minutes to an hour in order to form a blood clot. The healthcare professional then monitors the patient, who must remain immobile in order to prevent dislodging of the clot, for an additional two to 24 hours.

Patients subjected to manual compression generally experience significant pain and discomfort during compression of the puncture site and during the period in which they are required to be immobile. Many patients report that this pain is the most uncomfortable aspect of the catheterization procedure. In addition, patients can develop a substantial coagulated mass of blood, or hematoma, around the puncture site, limiting patient mobility for up to six weeks following the procedure. Finally, the need for healthcare personnel to provide compression and the use of hospital beds during the recovery period results in substantial costs to the institution, which, under virtually all current healthcare payment systems, are not separately reimbursed.

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

Our most popular hemostat product is the D-Stat Dry hemostat bandage. In September 2003 we received regulatory clearance and commenced sales of our D-Stat Dry hemostat bandage in the United States and international markets. The D-Stat Dry hemostat bandage is a version of our proprietary blood clotting substance that is lyophilized (freeze-dried) into a gauze pad and combined with an adhesive bandage for application. The D-Stat Dry is used as an adjunct to manual compression for managing bleeding after diagnostic catheterization procedures. We completed a 376-patient, five center randomized clinical study that demonstrated a 50% reduction in the median time-to-hemostasis when using the D-Stat Dry bandage compared to simple manual compression. In the third quarter of 2006 we received Food and Drug Administration (FDA) clearance of our claim that the D-Stat Dry reduces the time-to-hemostasis in diagnostic catheterizations. We believe that the market for a hemostat pad in this indication has grown substantially since the first competitive patch was introduced in 2000, with a market size greater than $50 million in 2007.

We have developed additional configurations of the D-Stat Dry technology for specialized medical procedures. Our D-Stat Radial hemostat band is a specially-sized version of the D-Stat Dry that includes a compression band that allows it to be applied over the radial artery in the wrist. In approximately 5% of all catheterizations, the radial artery is used to gain arterial access in the wrist instead of the femoral artery in the groin. In these cases using the radial artery, the health care professional must control bleeding from the artery after the procedure. A variety of compression splints and tapes have been used for this purpose. The D-Stat Radial is the first device that contains an active blood clotting agent together with the compression collar for this purpose. We received regulatory clearance for the D-Stat Radial hemostat band in September 2003, and made manufacturing improvements to the product before launching it in the United States in early 2004.

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

At the end of the first quarter of 2004 we received regulatory clearance in the United States for the Thrombi-Pad trauma bandage. The Thrombi-Pad trauma bandage is a larger-sized version of our D-Stat Dry designed for use in trauma indications, does not require mixing or special storage requirements and can be quickly applied to even severely bleeding wounds.

During the second quarter of 2005 we received regulatory clearance in the United States for the Thrombi-Gel hemostatic foam. The Thrombi-Gel hemostatic product contains a gelatin foam pad (instead of the non-resorbable gauze pad in the D-Stat Dry) to provide a unique, premixed, sterile, gelatin/thrombin hemostat. An additional version of the Thrombi-Gel in development is the Thrombi-Paste, which adds diluent to make a thick, adherent thrombin-based gel. In collaboration with King, we are pursuing approval of an indication for the use of Thrombi-Gel and Thrombi-Paste in surgical procedures, which we have not yet received.

Extraction Catheters

Our Pronto products consist of an extraction catheter with a proprietary distal tip and large extraction lumen that can be delivered into arteries to mechanically remove blood clots using simple vacuum suction. The Pronto extraction catheter was initially developed by Dr. Pedro Silva of Milan, Italy, who exclusively licensed the design to us in 2002. We received CE mark approval and commenced international sales of the Pronto in August 2003, and received FDA clearance in December 2003 and commenced sales in the United States in early 2004. In the fourth quarter of 2005 we launched the third generation design of the Pronto, named the Pronto V3. The V3 version of the Pronto resulted in a substantial increase in Pronto sales in 2006. The FDA cleared the Pronto V3 catheter for specific use within the coronary system in December 2006. We believe that the market size for the removal of soft thrombus is greater than $100 million per year worldwide.

We believe that there is market potential for additional sizes and configurations of extraction catheters, resulting in our development of four additional Pronto versions -- the Pronto-Short, Pronto 035, Pronto LP and QXT™. The Pronto-Short is a shorter and larger version designed for use in clotted dialysis grafts that was launched in August 2005. The Pronto 035 is a much larger version designed for use in large vessel peripheral indications that was launched in August 2007. The Pronto LP is a low profile version that is designed for use in smaller vessels, and the QXT is a low-cost version that is designed to be sold in certain international markets. We expect to launch both the Pronto LP and the QXT extraction catheters in the first quarter of 2008.

Vein Products

Our Vari-Lase endovenous laser products consist of a laser console, procedure kits and accessories used in the treatment of reflux of the great saphenous vein, commonly referred to as varicose veins. More than one million people in the United States seek treatment each year for varicose veins. Left untreated, varicose veins can result in serious clinical consequences, including limited mobility and venous stasis ulcers. Historically, an invasive surgical procedure known as vein stripping was the only treatment for severe varicose veins. While vein stripping is still performed, since 2002 a non-surgical procedure using endovenous laser energy to treat and close the diseased vein has become a preferred alternative. Recent clinical data on endovenous laser therapy has demonstrated excellent clinical results and outstanding patient satisfaction. During the fourth quarter of 2004 the Center for Medicare and Medicaid Services (CMS) published the Medicare Physicians Fee Schedule which established favorable reimbursement rates for the endovenous laser procedure starting January 1, 2005. Private insurance companies also have issued reimbursement coverage decisions resulting in more physicians adding endovenous laser therapy to their practice. We believe the current U.S. market size for treating varicose veins using endovenous therapy is greater than $100 million per year.

The first product we launched in our vein product line was our Vari-Lase procedure kit in July 2003 in the United States. Our Vari-Lase procedure kit is custom-designed for the endovenous procedure, with features supporting ease-of-use and safety, and is compatible with many of the competitive laser consoles used in this procedure. In December 2003, we received FDA clearance for our Vari-Lase laser console, which we have manufactured to our specifications by MedArt, a leading Denmark-based medical laser manufacturer. Since 2004 we have continued our expansion by adding several accessory items to our vein product line. In April 2007 we launched the Vari-Lase Bright Tip™ fiber which utilizes a ceramic protective sleeve to provide improved ultrasound visibility and complete prevention of contact between the energy-transmitting fiber tip and the vein wall during the application of laser energy.

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

In July of 2007 we launched the Gopher™ support catheter. The Gopher catheter is designed to assist in the passage of interventional devices through arterial lesions by utilizing a unique rotational force.

Access Products

Access products are used to gain percutaneous access to the vasculature for a wide variety of arterial and venous procedures. We started selling access products in July 2003. Our access products include a full line of micro-introducer kits and a variety of specialty guidewires.

During the first quarter of 2005 we launched the MAX-Support™ abdominal retraction belt as a tape-free retraction system to expose the femoral artery puncture site in obese patients. During 2007 we entered into an agreement with Zerusa Limited, whereby we agreed to act as the exclusive U.S. distributor of Zerusa’s Guardian® hemostatic valve. The Guardian hemostatic valve is a valve used in catheterization procedures to allow the placement of multiple devices simultaneously in the artery with a unique push-button operation that is designed to minimize blood loss.

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

The amount of total revenue contributed by each of our product lines and by geographic areas for the last three fiscal years is set forth in Item 7, Part II of this Form 10-K.

Agreements with King Pharmaceuticals, Inc.

On and effective as of January 9, 2007, we entered into three agreements with King, consisting of the License Agreement, the Device Supply Agreement and the Thrombin-JMI® Supply Agreement. King Pharmaceuticals Research and Development, Inc., a wholly-owned subsidiary of King (“King R&D”), is also a party to the License Agreement.

The effect of these three agreements was to forge a new relationship between us and King having essentially three components. First, King is selling through its direct sales force, and we are manufacturing and supplying to King, our Thrombi-Pad trauma bandage and Thrombi-Gel hemostat products (and in the future our Thrombi-Paste hemostat product which is currently in development). Second, we are working with King to develop additional hemostat products to be sold by King outside of our direct sales force’s call point of cardiac, peripheral and electrophysiology catheterization laboratories. Third, King is selling Thrombin-JMI® to us for use in the manufacture of our catheterization lab hemostatic products under a 10-year, fixed price arrangement.

Under the terms of the License Agreement, we granted to King and King R&D an exclusive, royalty-free, fully-paid up, perpetual, worldwide right and license to all of our patents and know-how relating to the development, manufacture, use, sale, importation or other exploitation of our Thrombi-Pad trauma bandage, Thrombi-Gel 10, 40 and 100 hemostats, Thrombi-Paste hemostat (collectively, the “Products”) and all future medical devices having application in the Field (as defined below) and intended to produce hemostasis by accelerating the clotting process of blood (a “hemostat device”). The “Field” is defined as all applications of hemostat devices in all areas other than catheterization laboratories (cardiac and peripheral), electrophysiology laboratories and holding and recovery rooms for such laboratories. Upon execution of the License Agreement, King paid us a one-time payment of $6.0 million. No other payments are due from King to us under the License Agreement. The term of the License Agreement commenced on January 9, 2007 and continues until the later of the expiration of each licensed patent or King’s relinquishment of its license rights under the licensed know-how.

Under the terms of the Device Supply Agreement, we agreed to manufacture and supply the Products to King and King agreed to purchase the Products from us for King’s exclusive commercialization, distribution, sale and use of the Products in the Field. King does not have any minimum purchase obligations under the Device Supply Agreement. The Device Supply Agreement does not limit our ability to manufacture the Products for our own commercialization, distribution, sale and use outside of the Field. The transfer prices are fixed for each Product under the Device Supply Agreement and are adjusted for cost and inflation increases according to a market index. Upon the first commercial sale by King of a Thrombi-Gel hemostat (which occurred in May 2007), King was required to make (and did make) a one-time, non-refundable milestone payment to us of $1.0 million. Upon the first commercial sale by King of a Thrombi-Paste hemostat product, which we anticipate will be in early 2009, King will be required to make another one-time, non-refundable milestone payment to us of $1.0 million. We have agreed to continue to perform the regulatory work necessary to obtain surgical approvals for the Thrombi-Gel and Thrombi-Paste products, and King has agreed to reimburse us for our expenses in obtaining these approvals. If, after undertaking and completing the development and regulatory plans with respect to the Thrombi-Gel and Thrombi-Paste products, such development and regulatory efforts have not resulted in regulatory approval for surgical use, we have agreed to make a one-time, non-creditable, non-refundable payment of $2.5 million to King if the FDA has not approved the Thrombi-Gel product for surgical use, and an additional $2.5 million if the FDA has not approved the Thrombi-Paste product for surgical use. We believe the probability of making these one-time payments to King is remote. Under the Device Supply Agreement, King also has certain rights of first refusal with respect to any hemostatic devices for use in the Field that we may develop on our own or at the request of King. The Device Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including termination by King without cause anytime after the third anniversary of its execution upon two years prior written notice to us.

Under the terms of the Thrombin-JMI® Supply Agreement, King agreed to manufacture and supply thrombin to us on a non-exclusive basis. King agreed to supply us with such quantity of thrombin as we may order for use in devices not intended for sale by King in the Field at a fixed price throughout the term of the Thrombin-JMI® Supply Agreement as adjusted for inflation, variations in potency and other factors. King also agreed to provide thrombin to us under the Thrombin-JMI® Supply Agreement at no cost for incorporation into Products and hemostat devices intended for sale in the Field by King. The Thrombin-JMI® Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including (1) termination by King without cause anytime after the fifth anniversary of its execution upon five years prior written notice to us and (2) termination by us without cause anytime after the fifth anniversary of its execution upon five years prior written notice to King provided that the Device Supply Agreement has expired on its terms or the parties have agreed to terminate it.

Business Strategy

Our primary objective is to establish ourselves as a leading supplier of clinically superior medical devices for substantial unique opportunities within interventional medicine. The key steps in achieving our primary objective are the following:

•

Maintain and Improve our Clinically-Oriented Direct Sales Force in the United States. During the third quarter of 2000 we commenced sales of our products in the United States through a direct sales force of clinically trained account managers who sell and train interventional cardiologists, radiologists and catheterization laboratory personnel on the use of our products. As our product lines have increased, we have increased the size of our sales force to 89 at the end of 2007, which provides substantially complete geographic coverage of the United States.

•

Expand our Existing Products to Our Existing Market. Starting in 2003 we have launched multiple new products in the United States through our direct sales force to our existing markets. Pursuing this multiple product strategy has generated material sales growth, and we believe that each of our product lines has the potential to generate continued sales growth during 2008 and beyond.

•

Develop New Devices to be Sold Through our Direct Sales Force to our Existing Customers. We intend to continue to leverage our direct sales force by bringing additional products to the interventional physician. During 2008 we expect to launch two to four new material products in the United States, with additional products being developed for an expected 2009 launch.

•

Explore Corporate Relationships to Augment our Direct Sales Force. In markets for our products beyond the interventional physician (such as occurred with our Thrombi-Gel, Thrombi-Paste and Thrombi-Pad products) and in other situations where synergistic sales can result, we intend to enter into corporate relationships to broaden our products’ reach and increase our revenues.

Sales, Marketing and Distribution

In the third quarter of 2000 we commenced sales of our Duett sealing device in the United States through our direct sales organization. As of December 31, 2007, our direct sales force consisted of approximately 89 employees who sell our entire line of interventional products. We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force.

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

New Product Development

Our research and development staff is currently focused on developing new products to sell to our existing customer base through our direct sales force and on developing next generation versions of our existing products. We incurred expenses of $5,481,000 in 2007, $4,578,000 in 2006, and $3,789,000 in 2005 for research and development activities. To further leverage our efficiencies, our research and development group continues to develop in-house capabilities to manufacture some of the components currently produced by outside vendors.

In addition to our normal research and development expenses, we incurred $147,000 in 2007, $2,802,000 in 2006, and $1,620,000 in 2005 in thrombin qualification expenses relating to our project to qualify a second source of thrombin. We do not expect to incur additional expenses on the thrombin qualification project in 2008.

We expect our research and development activities to continue to expand to include evaluation of new concepts and products for the interventional cardiology and interventional radiology field. We believe that there are many potential new interventional products that would fit within the development, clinical, manufacturing and distribution network we have created for our existing products.

Manufacturing

We manufacture our products in our facilities located in the suburbs of Minneapolis, Minnesota. The catheter manufacturing and packaging processes occur under a controlled clean room environment. Our quality system, manufacturing facilities and processes have been certified to be compliant with the applicable European standards EN46001 and the succeeding EN13485 since July 1998. Our quality system was most recently audited by the FDA in October 2005 with no deficiencies noted.

We purchase components from various suppliers and rely on single sources for several parts of our products. In September 1998 we entered into a 10 year supply agreement with a collagen supplier, Davol Inc., which provides for a fixed price based on volume purchases which is adjusted annually for increases in the Department of Labor’s employer’s cost index. We purchase our requirements for thrombin (a component in the Duett and in all of the D-Stat products) under the Thrombin-JMI® Supply Agreement, which is described in more detail on page 7, with a subsidiary of King. To date, we have not experienced any significant adverse effects resulting from shortages of components.

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

Competition

Competition in the interventional medical device industry is intense and dominated by very large and experienced companies such as Medtronic Inc., Abbott Laboratories, Johnson & Johnson and Boston Scientific Corporation. We compete on the basis of our clinically differentiated products and focused opportunities within this interventional medical device market.

Our D-Stat Dry hemostatic bandage competes in the noninvasive topical patch market segment of sealing devices. These patches are applied directly over the puncture site and held in place with adjunctive manual compression for a period of 10-20 minutes. These patches include:

•	SyvekPatch®, manufactured and marketed by Marine Polymer Technologies, Inc.
•	Chito-Seal™, distributed by Abbott Vascular, Inc. a division of Abbott Laboratories
•	Closur-P.A.D.®, manufactured and marketed by Scion Cardiovascular, Inc.

The Pronto extraction catheter competes in the market segment for removal of thrombus from the arterial system. There are many companies that are selling or have developed products in this segment, including Possis Medical Inc., Medtronic Inc., Kensey Nash Corporation and ev3, Inc.

We are aware of five companies that sell a product for the endovenous laser treatment of varicose veins. These companies are AngioDynamics Inc., biolitec, Dornier MedTech, CoolTouch and Diomed Holdings Inc. Each of the competitive products contains essentially the same components for performing endovenous laser therapy but differ in procedural training, laser wavelength, custom-designed features and customer support. In addition, VNUS® Medical Technologies sells an alternative endovenous procedure that utilizes radiofrequency as opposed to laser energy for the treatment of varicose veins.

Our Duett sealing device principally competes with several vascular sealing devices and manual compression. The two principal competitive vascular sealing devices are:

•

The Angio-Seal® device, sold by St. Jude Medical, Inc. and developed by Kensey Nash Corporation, which seals the puncture site through the use of a collagen plug on the outside of the artery connected by a suture to a biodegradable anchor which is inserted into the artery.

•

The StarClose™ and Closer™ devices, sold by Perclose, Inc., a subsidiary of Abbott Laboratories which seal the puncture site through the use of a staple and suture, respectively, which enables a physician to perform a minimally invasive replication of open surgery.

There are many companies that are selling or have developed hemostats which compete generally with our D-Stat Flowable hemostat. Virtually all of these devices, however, are positioned as hemostats for the surgical market and are not designed specifically for use in electrophysiology procedures.

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

Manufacturers must file an investigated device exemption (IDE) application if human clinical studies of a device are required and if the FDA considers experimental use of the device to represent significant risk to the patient. The IDE application must be supported by data, typically including the results of animal and mechanical testing of the device. If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA. The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of the patients’ rights.

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

Our Thrombi-Gel and Thrombi-Paste product lines are indicated for use as topical hemostats and, as such, are classified as Class II products. Approval for expanded use as surgical hemostats will place these products into the Class III designation subject to the PMA requirements. On October 31, 2006, the FDA published a proposed rule to reclassify absorbable hemostatic devices from Class III to Class II. If implemented as written, approval of these products as absorbable hemostats would no longer require PMA approval and could be accomplished through the 510(k) process. There is no assurance that the proposed rule will be adopted as written and there is no firm date for a final decision on this action.

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

Third Party Reimbursement

In the United States, healthcare providers that purchase medical devices generally rely on third-party payors, principally the Centers for Medicare and Medicaid Services or CMS (formerly the Health Care Financing Administration, or HCFA) and private health insurance plans, to reimburse all or part of the cost of therapeutic and diagnostic stent procedures. We believe that in the current United States reimbursement system, the cost of vascular sealing devices is incorporated into the overall cost of the catheter procedure. Our other products are subject to reimbursement rules depending on the specific medical procedure in which they are utilized.

CMS and the AMA Current Procedure Terminology (CPT) panel finalized the implementation of reimbursement codes for the endovenous laser ablation procedure beginning in January 2005. This action cleared the way for a consistent means of billing the Medicare program for medically necessary vein treatments using laser technologies and resulted in a favorable reimbursement rate. Reimbursement for these procedures is now well-established but adjusted annually in accordance with the normal adjustment procedures of CMS.

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

Patents and Intellectual Property

We file patent applications to protect technology, inventions and improvements that are significant to the development of our business, and use trade secrets and trademarks to protect other areas of our business. We currently have 10 U.S. patents issued and nine additional patents pending concerning our Duett sealing device, Pronto catheter, Langston dual lumen pigtail catheter and other specialty catheters, MAX-Support abdominal retraction belt, Vari-Lase product line and D-Stat Dry product. We also have pursued international patent applications.

The interventional medical device market in general, and the endovenous laser therapy field in particular, are characterized by frequent and substantial intellectual property litigation. Two of our competitors in the endovenous laser therapy market (Diomed and VNUS) have brought separate intellectual property lawsuits against their competitors, including us. (See “Legal Proceedings” in Item 3 of Part I of this Form 10-K.) The interpretation of patents involves complex and evolving legal and factual questions. Intellectual property litigation in recent years has proven to be complex and expensive, and the outcome of such litigation is difficult to predict.

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

We also register the trademarks and trade names through which we conduct our business. To date, we have registered the trademarks “Acolysis®,” “Acolysis Probe®,” “Acolysis System®,” “Acolysis System Therapeutic Ultrasound Thrombolysis®,” “Auto-Fill®,” “D-Stat®,” “Langston®,” “Pronto®,” “Skyway®,” “Thrombix®,” “ThrombiGel®,” “Twin-Pass®,” and “Vari-Lase®,” and we use the following trademarks “Bright TipTM,” “Gopher™” “GuideLinerTM,” “HandyTM,” “InnerChangeTM,” “MAX-SupportTM,” “ThrombiGel Paste™” “Thrombin-VSITM,” “Vascular Solutions DuettTM,” and the Duett stylized logo. We acquired the registered trademark “Acolysis” in connection with our acquisition of the Acolysis therapeutic ultrasound business in 2002. U.S. trademark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

Employees

As of December 31, 2007, we had 242 full-time employees. Of these employees, 63 were in manufacturing activities, 110 were in sales and marketing activities, 20 were in research and development activities, 32 were in regulatory, quality assurance and clinical research activities and 17 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Executive Officers of the Registrant

Our executive officers as of January 31, 2008 are as follows:

Name	Age	Position
Howard Root	47	Chief Executive Officer and Director
James Hennen	35	Chief Financial Officer, Vice President of Finance and Corporate Secretary
Deborah Neymark	51	Vice President of Regulatory Affairs, Clinical Research and Reimbursement
James Quackenbush	49	Vice President of Manufacturing
Fred Reuning	52	Vice President of Marketing
Brett Demchuk	44	Vice President of Quality

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

James Hennen has served as our Chief Financial Officer since January 2004. Mr. Hennen served as our Controller & Director of Finance from February 2002 through December 2003. Prior to joining us, Mr. Hennen served in various accounting positions, most recently as International Controller with WAM!NET, Inc., a globally networked information technology company for media transfer, where he worked from December 1997 through February 2002. From October 1995 through December 1997, Mr. Hennen was a Senior Auditor for Ernst & Young, LLP. Mr. Hennen received a B.S. in Business/Accounting from the University of Minnesota. Mr. Hennen is a Certified Public Accountant.

Deborah Neymark has served as our Vice President of Regulatory Affairs, Clinical Affairs and Reimbursement since October 2000. Mrs. Neymark served as the Corporate Compliance Officer and Vice President of Regulatory Affairs, Clinical Research and Quality Systems for Empi, Inc. from October 1995 to October 2000. From May 1993 to October 1995, Mrs. Neymark was employed as a Regulatory Affairs Manager for Boston Scientific’s Scimed division. Prior to May 1993, Mrs. Neymark held regulatory affairs, clinical research and quality assurance positions at Medtronic and Lifecore Biomedical. She received her B.S. in Biology from Valparaiso University.

James Quackenbush has served as our Vice President of Manufacturing since March 1999. Prior to joining us, Mr. Quackenbush served as Vice President of Manufacturing and Operations of Optical Sensors, Inc., a diagnostic medical device company, where he worked from October 1992 through March 1999. From March 1989 through October 1992, Mr. Quackenbush served as operations manager with Schneider USA’s stent division. Prior to this time, he was an advanced project engineer with the 3M Medical Products Division. Mr. Quackenbush received a B.S. in Industrial Engineering from Iowa State University.

Fred Reuning has served as our Vice President of Marketing since July 2005. Prior to joining us, Mr. Reuning worked at Smiths Medical, a medical device company, where he was Director of Marketing for the Vascular Access division from November 2001 to July 2005 and Senior Product Manager from January 2000 to November 2001. From 1987 to 2000, Mr. Reuning worked for Novartis Nutrition, a medical nutrition company, in product management for medical devices with his last position as Group Manager, Medical Devices from November 1997 to December 1999. Mr. Reuning received a B.A. in history from Washington and Lee University and a M.A. in international studies from Johns Hopkins School of Advanced International Studies.

Brett Demchuk has served as our Vice President of Quality since July 2007. Prior to joining us, Mr. Demchuk worked at ATS Medical, Inc. where he was Senior Director of Operations from 1998 to July 2007 and Quality Manager from 1992 to 1998. Prior to this time, he held quality assurance engineering positions at Orthomet and GV Medical. Mr. Demchuk received a B.S. in Mechanical Engineering from North Dakota State University.

There are no family relationships among any of our executive officers.

Available Information

We make available free of charge on or through our internet website at www.vascularsolutions.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the, Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

During the third quarter of 2000 we commenced sales of our first product in the United States, the Duett sealing device. In the second half of 2003, we received clearance to commence sales of four new interventional products in the United States, and we have launched additional new products since 2003. Our success will depend on the continued launch of new products and the medical community’s acceptance of our new products. We cannot predict how quickly, if at all, the medical community will accept our new products, or, if accepted, the extent of their use. Our potential customers must:

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

On December 31, 2007, we had $10.8 million in cash and cash equivalents and restricted cash and a working capital of $14.5 million. In 2007, our operating activities resulted in the accumulation of $9.4 million of cash, principally through the receipt of one-time licensing and milestone payments totaling $7 million from King. If, due to developments with existing litigation or other events we encounter unexpected expenses, we will need to raise additional working capital. We have no commitments for additional funding and so our ability to meet any unexpected liquidity needs is uncertain. If we raise additional funds through the issuance of equity securities, our shareholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if available, financing may not be on terms favorable to us or our shareholders. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or market our products or unable to take advantage of business opportunities, or we may be required to significantly curtail our business operations.

We have incurred losses and we may not be profitable in the future.

Since we commenced operations in February 1997, we have incurred net losses primarily from costs relating to the development and commercialization of our new products. At December 31, 2007, we had an accumulated deficit of $69.9 million. Principally because of the verdict in the litigation with Diomed, we incurred a net loss in 2007. In the future, our business strategies may not be successful, we may not be profitable in any period, and we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We face litigation claims which could prevent us from manufacturing and selling our products or result in our incurring substantial costs and liabilities.

The interventional medical device industry is characterized by numerous patent filings and frequent and substantial intellectual property litigation. Companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage. We are currently the subject of two intellectual property lawsuits concerning our Vari-Lase products, one of which is expected to proceed to trial in June 2008 and the other of which was determined adversely to us during 2007 and is subject to appeal. In addition, while we do not believe that any of our new products infringe any existing patent, it is highly likely that we will become subject to intellectual property claims with respect to our new products in the future. Intellectual property litigation in recent years has proven to be very complex, and the outcome of such litigation is difficult to predict.

An adverse determination in any intellectual property litigation or interference proceedings could prohibit us from selling a product, subject us to significant immediate payments to third parties and require us to seek licenses from third parties. The costs associated with these license arrangements may be substantial and could include substantial up-front payments and ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a product.

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

We also are engaged in litigation concerning a competitor’s statements made regarding our D-Stat Dry hemostatic bandage that is expected to proceed to trial in March 2008. The competitor has brought counterclaims against us alleging substantial damages resulting from statements allegedly made regarding their product. The outcome of any jury trial is difficult to predict, and any adverse determination could subject us to significant damages.

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

The existing market for interventional medical devices is intensely competitive. We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with ours. Each of our products encounters competition from at least several medical device companies, including Medtronic Inc., Abbot Laboratories, St. Jude Medical Inc. and Datascope Corporation. Each of these companies has:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our offices are located in two buildings totaling approximately 57,000 square feet of leased space in two suburbs of Minneapolis, Minnesota (Maple Grove and Plymouth). These facilities include approximately 37,000 square feet used for manufacturing activities and approximately 3,500 square feet used for research and laboratory activities, with the remainder used for general office space. On November 12, 2007, we amended both lease agreements to extend the terms of the leases through September 30, 2015, with additional renewal options. In addition, we agreed to lease an additional 35,151 square feet commencing on September 1, 2008.

ITEM 3.  LEGAL PROCEEDINGS

On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed in the United States District Court for the District of Massachusetts.  The complaint requested a judgment that sales of our Vari-Lase® procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent us from selling the Company’s Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of the Company’s products, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007 and concluded on March 28, 2007 when the jury reached a verdict that we had contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest. To settle Diomed’s claims for pre-judgment interest and for additional damages for sales not considered by the jury, we agreed to amend the judgment amount to $4,975,000 and accrued this amount together with additional costs and attorney’s fees as of June 30, 2007 in the aggregate amount of $5,690,000. The jury concluded there was no willful infringement by us, and therefore the award is not subject to treble damages or attorneys’ fees. On April 12, 2007 we converted all Vari-Lase sales to our new Vari-Lase Bright TipTM fiber which features a proprietary ceramic distal tip that prevents even the possibility of the vein wall contact that was the requirement of Diomed’s sole patent claim in the litigation. On June 20, 2007 we posted a supersedeas bond and appealed the jury verdict to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2007 the court granted an injunction order that applies to endovenous laser therapy kits that were sold by us as of the trial date and any other kits that are not more than a mere colorable variation of such kits. Concerning the laser consoles, the injunction order applies only to Vari-Lase consoles of the type that were sold at the time of trial and that are not more than a mere colorable variation of such consoles and that are sold for use with the kits that are subject to the injunction. On July 11, 2007, Diomed moved for a finding that our continued sale of laser consoles is in violation of the injunction. On January 15, 2008, the Court denied Diomed’s contempt motion and ruled that our continued sale of laser consoles did not violate the injunction.

On May 11, 2005 we initiated a lawsuit for slander and unfair competition against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer). In the lawsuit, we alleged that Marine Polymer made defamatory and disparaging statements concerning our D-Stat® Dry hemostatic bandage. We are seeking relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage our products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. On October 12, 2007, we served our expert damages report estimating damages in the range of $16.9 million to $22.9 million. Marine Polymer has brought a counter-claim against us including, among other claims, business defamation and product disparagement for statements allegedly made by us concerning Marine Polymer’s SyvekPatch®. Marine Polymer is seeking relief in the form of monetary damages, costs, disbursements and attorneys’ fees. On October 12, 2007, Marine Polymer served its expert damages report estimating damages in the range of $31.2 million to $44 million. We believe that Marine Polymer’s counter-claims are without merit. The lawsuit is scheduled for trial commencing on March 10, 2008 in the United States District Court for the District of Massachusetts.

On October 13, 2005, we were named as one of three defendants in an intellectual property lawsuit brought by VNUS® Medical Technologies, Inc. (VNUS) in the United States District Court for the Northern District of California. The complaint requested a judgment that our Vari-Lase procedure kit and Vari-Lase laser console infringe on four patents held by VNUS and asked for relief in the form of an injunction that would prevent us from selling our Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of these products, and other costs, disbursements and attorneys’ fees. VNUS has since indicated that it is not pursuing its allegation of infringement concerning one of the four patents. We have denied VNUS’s claims and have alleged that the VNUS patents are invalid. The expert report submitted by VNUS estimates damages from our activities at $11.9 million through the end of 2006. In certain pre-trial filings, the Court ruled that any award by the jury against us will not be subject to treble damages. The case has been scheduled for a jury trial commencing on June 23, 2008. The trial is anticipated to last approximately three to four weeks with a verdict to be rendered by the jury shortly after the end of the trial. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss.

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

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “VASC”. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market.

	High	Low

2007
First Quarter	$11.03	$8.85
Second Quarter	10.01	8.23
Third Quarter	9.83	7.08
Fourth Quarter	8.75	5.84

2006
First Quarter	$7.95	$6.59
Second Quarter	9.35	7.55
Third Quarter	8.24	7.03
Fourth Quarter	8.85	7.10

Holders

As of December 31, 2007, we had 176 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.

Dividends

We have paid no cash dividends on our common stock, and do not intend to pay cash dividends on our common stock in the future.

The following graph shows a comparison of cumulative total returns for our common stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Medical Industry Index (Medical Devices, Instruments and Supplies), assuming the investment of $100 in our common stock and each index on December 31, 2002 and the reinvestment of dividends, if any.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2007 and 2006 and for the three years ended December 31, 2007, 2006 and 2005 are derived from, and should be read together with, our consolidated financial statements included elsewhere in this Form 10-K. The following selected financial data as of December 31, 2005, 2004 and 2003 and for the fiscal years ended December 31, 2004 and 2003 are derived from consolidated financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Product revenue	$51,414	$43,310	$32,786	$22,414	$11,862
License and collaboration revenue	1,450	—	—	—	—
Total revenue	52,864	43,310	32,786	22,414	11,862

Product costs and operating expenses:
Cost of sales	17,002	14,231	9,386	6,757	4,628
Collaboration expenses	685	—	—	—	—
Research and development	5,481	4,578	3,789	3,401	3,671
Clinical and regulatory	3,168	2,493	2,006	1,906	1,536
Sales and marketing	19,603	17,097	13,681	11,360	9,646
General and administrative	5,304	3,716	2,810	2,138	1,942
Thrombin qualification	147	2,802	1,620	210	—
Litigation	5,800	—	—	—	—
Amortization of purchased technology	—	72	218	218	217
Total product costs and operating expenses	57,190	44,989	33,510	25,990	21,640

Operating loss	(4,326)	(1,679)	(724)	(3,576)	(9,778)

Other income (expenses):
Interest income	444	99	163	68	150
Interest expense	(148)	(206)	—	—	—

Loss before income taxes	(4,030)	(1,786)	(561)	(3,508)	(9,628)

Income tax expense	(276)	—	—	—	—
Net loss	$(4,306)	$(1,786)	$(561)	$(3,508)	$(9,628)

Net loss per common share –
Basic and diluted	$(0.28)	$(0.12)	$(0.04)	$(0.25)	$(0.75)
Weighted average number of common shares outstanding	15,238	14,910	14,515	13,952	12,859

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available- for-sale securities (includes restricted cash)	$10,759	$2,557	$4,282	$7,184	$5,885
Working capital (includes restricted cash)	14,530	11,472	10,887	11,833	9,223
Total assets	31,278	20,967	19,896	16,822	12,992
Long-term liabilities	5,744	867	—	—	—
Total shareholders’ equity	12,825	14,467	14,107	13,690	10,873

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Item 1A of Part I of this Form 10-K sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward looking statements.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Year Ended December 31,
	2007	2006	2005

Revenue:
Product revenue	97%	100%	100%
License and collaboration revenue	3%	—	—
Total revenue	100%	100%	100%

Product costs and operating expenses:
Cost of sales	32%	33%	29%
Collaboration expenses	1%	—	—
Research and development	11%	11%	11%
Clinical and regulatory	6%	6%	6%
Sales and marketing	37%	39%	42%
General and administrative	10%	9%	8%
Thrombin qualification	—	6%	5%
Litigation	11%	—	—
Amortization of purchased technology	—	—	1%
Total product costs and operating expenses	108%	104%	102%

Operating loss	(8%)	(4%)	(2%)

Interest income/expense, net	1%	—	—

Loss before income taxes	(7%)	(4%)	(2%)

Income tax expense	(1%)	—	—
Net loss	(8%)	(4%)	(2%)

Our primary products are categorized into five product lines. The following table sets forth, for the periods indicated, net revenue by product line along with the percent change from the previous year:

	For Years Ended December 31,
	2007		2006		2005
	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue	Percent Change

Hemostat products	$24,712,000	14%	$21,709,000	9%	$19,841,000	22%
Extraction catheters	11,016,000	22%	9,058,000	42%	6,357,000	108%
Vein products	8,629,000	22%	7,049,000	62%	4,339,000	81%
Specialty catheters	3,363,000	8%	3,126,000	202%	1,036,000	679%
Access products	2,790,000	74%	1,604,000	140%	669,000	148%
Other products	904,000	18%	764,000	40%	544,000	68%
License & Collaboration	1,450,000	N/A	—	—	—	—
Total Net Revenue	$52,864,000	22%	$43,310,000	32%	$32,786,000	46%

Year ended December 31, 2007 compared to year ended December 31, 2006

Net revenue increased to $52,864,000 for the year ended December 31, 2007 from $43,310,000 for the year ended December 31, 2006. The increase in net revenue was a result of an increased market penetration rate in all our product categories as well as the introduction of new products. We recognized $647,000 of licensing revenue as the result of receiving $7,000,000 from King during 2007 as part of the License Agreement. We also recognized $803,000 of collaboration revenue as a result of performing clinical and development work for King under the Device Supply Agreement and performing development work for a third party company. Approximately $46,081,000 (87%) of our net revenue for the year ended December 31, 2007 was generated from customers in the United States, while $6,783,000 (13%) of our net revenue was generated from customers in international markets. We expect collaboration revenue will continue in 2008 as we continue with our pre-clinical and clinical work for King. We also expect to recognize approximately $700,000 of license revenue in 2008.

Product gross margin remained at 67% for the year ended December 31, 2007 as the result of a relatively similar product mix and product cost structure as in the year ended December 31, 2006. Gross margins vary substantially across our product lines, resulting in variations to our overall product gross margin based on changes in the selling mix of our product lines. We expect gross margins to be in the range of 67% to 68% in 2008 based on our expectation of a similar selling mix of products in 2008 compared to 2007.

Collaboration expenses are new to our financial statements and were $685,000 for the year ended December 31, 2007. Collaboration expenses are the result of our collaboration revenue related to the pre-clinical and clinical work we are performing for King. The 2007 expenses also include the product development expenses related to the work done for a third party company. We expect collaboration expenses to be approximately 2% to 3% of revenue in 2008, depending on the collaboration revenue.

Research and development expenses increased 20% to $5,481,000 for the year ended December 31, 2007 from $4,578,000 for the year ended December 31, 2006. The increase was the result of our continued emphasis on investment in research and development, including an increase to 20 full-time employees in research and development at December 31, 2007 compared to 18 at December 31, 2006. We expect our normal research and development expenses to be approximately 9% to 11% of revenue per quarter in 2008 as we continue to pursue additional new products at an expected rate of approximately two to four new products per year and we continue to move our longer term development projects forward.

Clinical and regulatory expenses increased 27% to $3,168,000 for the year ended December 31, 2007 from $2,493,000 for the year ended December 31, 2006. The primary reason for the increase was the increase in the number of full-time employees to 32 in clinical, quality and regulatory functions at December 31, 2007 compared to 28 at December 31, 2006. Clinical and regulatory expenses fluctuate due to the timing of clinical studies. We expect clinical and regulatory expenses to be approximately 6% of revenue per quarter in 2008.

Sales and marketing expenses increased 15% to $19,603,000 for the year ended December 31, 2007 from $17,097,000 for the year ended December 31, 2006. The primary reason for the increase in sales and marketing expenses was the increase in our direct sales force to 89 employees at the end of 2007 compared to 82 as of December 31, 2006. Variable compensation including commissions paid to our direct sales force increased by 25% in 2007 compared to 2006 as sales increased. We expect to maintain the same relative size of our direct sales force during 2008. As a result, we expect our sales and marketing expenses to range from approximately 37% of revenue at the beginning of 2008 to between 32% and 33% of revenue by the end of 2008.

General and administrative expenses increased 43% to $5,304,000 for the year ended December 31, 2007 from $3,716,000 for the year ended December 31, 2006. The increase was primarily the result of legal fees in the amount of approximately $1.5 million relating to the Diomed, VNUS and Marine Polymer litigation combined, an increase of $1.0 million from 2006 (see “Legal Proceedings” in Item 3 of Part I of this Form 10-K). We expect general and administrative expenses to be approximately 10% of revenue at the beginning of 2008 and decline to approximately 7% to 8% of revenue at the end of the year based on our expectation that legal fees relating to all of the existing litigation will be substantially completed by the end of 2008.

Litigation expense was $5,800,000 for the year ended December 31, 2007. The Diomed trial commenced on March 12, 2007 and concluded on March 28, 2007 when the jury reached a verdict that we had contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest (see “Legal Proceedings” in Item 3 of Part I of this Form 10-K). To settle Diomed’s claims for pre-judgment interest and for additional damages for sales not considered by the jury, we agreed to amend the judgment amount to $4,975,000 and accrued this amount together with additional costs and attorney’s fees as of June 30, 2007 in the aggregate amount of $5,690,000. If we are unsuccessful in our appeal of the Diomed verdict, we will be required to pay interest on the jury award and the additional damages; therefore we have been expensing the interest as litigation expense as it is incurred.

Thrombin qualification project expenses were $147,000 for the year ended December 31, 2007 compared to $2,802,000 for the year ended December 31, 2006. On October 18, 2004, we entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to us. Pursuant to the terms of the agreement, we have paid for certain development costs of Sigma to allow Sigma to produce thrombin for our use. The initial contract term ends after 10 years and is automatically extended for up to five additional successive one year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for us under the agreement in or as a component of a hemostatic product for medical use. We do not have any minimum purchase requirements under the agreement; however, if we purchase less than three lots of thrombin in any year starting in 2008 then (1) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (2) Sigma will have the right to terminate the agreement upon 30 days notice.

The Sigma contract was part of our plan to fully qualify a second source of thrombin (in addition to the Thrombin-JMI® Supply Agreement discussed in “Agreements with King Pharmaceuticals, Inc.” above) and to bring the new thrombin through the regulatory process to be used in our hemostatic products. The costs and purchases incurred through December 31, 2007 and the total estimated costs and purchases for the thrombin project (including costs and purchases already incurred) are as follows:

	Incurred (as of December 31, 2007)	Total Estimated
Qualification expenses	$4.8 million	$4.8 million
Capital equipment purchases	1.0 million	1.0 million
Thrombin inventory purchases (net of thrombin expensed)	1.3 million	1.3 million
	$7.1 million	$7.1 million

We have purchased $1.7 million of thrombin from Sigma, of which we have expensed approximately $400,000 in our development work, resulting in approximately $1.3 million in inventory at December 31, 2007. This remaining Sigma thrombin is expected to be used in our hemostat products sold in international markets. We expect to receive regulatory approval in early 2008 allowing us to use the Sigma thrombin in our international hemostat products. If we are unable to obtain regulatory approval, we will be unable to use the thrombin in our hemostatic products and we will write-off the $1.3 million of thrombin inventory.

As described in “Agreements with King Pharmaceuticals, Inc.” above, in January 2007 we entered into the Thrombin-JMI® Supply Agreement in the United States with King with a price fixed throughout the 10 year term, adjusted for a producer price index tied to pharmaceuticals. The thrombin price under the agreement is confidential information; however, the price reflects a 25% discount to the price we paid in the last year of our previous thrombin supply agreement with King. The Thrombin-JMI® Supply Agreement does not terminate or affect our ability to complete the qualification of our own second thrombin source; however, with the near-term economic need to qualify a second source eliminated, we will be able to evaluate and plan our continuing expenses and steps on this project. We do not expect to incur any significant thrombin qualification expenses in 2008.

Amortization of purchased technology was $0 during the year ended December 31, 2007 compared to $72,000 during the year ended December 31, 2006. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. in 2002. We allocated $870,000 from the acquisition to purchased technology that was amortized over four years and completed in April 2006.

Interest income increased to $444,000 for the year ended December 31, 2007 from $99,000 for the year ended December 31, 2006 primarily as a result of higher cash balances due to the $7.0 million in licensing and milestone payments we received from King in 2007.

Interest expense decreased to $148,000 for the year ended December 31, 2007 from $206,000 for the year ended December 31, 2006 as a result of continued payments of principal on our equipment line of credit.

Income tax expense was $276,000 for the year ended December 31, 2007, primarily the result of federal and state alternative minimum tax (AMT). We incurred income tax expense in 2007 despite our loss before income taxes of $4,030,000 due to the recognition for tax purposes of the $7,000,000 in milestone and licensing payments from King and the delay in recognition for tax purposes of the $5,219,000 judgment in the Diomed litigation pending our appeal. With the exception of 2007, we have not generated any significant pre-tax income in any year and therefore have not paid any federal income taxes since our inception in December 1996. No provision or benefit for future federal and state income taxes has been recorded for net operating losses incurred in any period since our inception because the benefits may not be realized until and if we generate sustainable taxable income. We have established a valuation allowance in the amount of the full value of our federal net operating loss, federal and state research and development credits and foreign tax losses. The adoption of FIN 48, Accounting for Uncertainty in Income Taxes, has not impacted our operating results since we have historically established a valuation allowance for the full value of our deferred assets. However, we established a FIN 48 reserve of $512,000 in 2007.

As of December 31, 2007, we had approximately $49.2 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of December 31, 2007, we also had federal and state research and development tax credit carryforwards of approximately $3.7 million which begin to expire in the year 2013. As of December 31, 2007, we also had a foreign tax loss carryforward of approximately $3.1 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation. We performed a section 382 “change in ownership” study during the third quarter 2005 on our federal net operating loss carryforward, and concluded that, as of the date of this study, we would have no limitations on the net operating loss carryforward.

Results of Operations

Year ended December 31, 2006 compared to year ended December 31, 2005

Net revenue increased to $43,310,000 for the year ended December 31, 2006 from $32,786,000 for the year ended December 31, 2005. The increase in net revenue was a result of an increased market penetration rate in all our products categories as well as the introduction of new products. Approximately $38,095,000 (88%) of our net revenue for the year ended December 31, 2006 was generated from customers in the United States and $5,215,000 (12%) of the net revenue was generated from customers in international markets. Approximately $29,024,000 (89%) of our net revenue for the year ended December 31, 2005 was generated from customers in the United States and $3,762,000 (11%) of the net revenue was generated from customers in international markets.

Product gross margin decreased to 67% for the year ended December 31, 2006 from 71% for the year ended December 31, 2005. The decrease resulted from changes in our product selling mix to lower margin products such as our Vari-Lase products from our higher margin D-Stat Dry product.

Research and development expenses increased 21% to $4,578,000 for the year ended December 31, 2006 from $3,789,000 for the year ended December 31, 2005. The increase was the result of our continued emphasis on investment in research and development, including an increase to 18 full-time employees in research and development at December 31, 2006 compared to 15 at December 31, 2005, and the addition of stock-based compensation expense.

Clinical and regulatory expenses increased 24% to $2,493,000 for the year ended December 31, 2006 from $2,006,000 for the year ended December 31, 2005. The increase was the result of increasing the number of full-time employees to 28 at December 31, 2006 compared to 19 at December 31, 2005 and the addition of stock-based compensation expense. The additional employees were hired principally to manage the additional clinical study activity that commenced in 2006. During 2006 we conducted the “Pocket Protector” clinical study for a new indication of our D-Stat Flowable product and the D-Stat Dry study to obtain clinical data to support growing sales of the D-Stat Dry.

Sales and marketing expenses increased 25% to $17,097,000 for the year ended December 31, 2006 from $13,681,000 for the year ended December 31, 2005. The primary reason for the increase in sales and marketing expenses was the increase in our direct sales force to 82 employees at the end of 2006 compared to 74 as of December 31, 2005. Variable compensation including commissions paid to our direct sales force increased by 55% in 2006 compared to 2005 as our head count increased and our sales grew. The addition of stock-based compensation expense also resulted in $362,000 of sales and marketing expense in 2006.

General and administrative expenses increased 32% to $3,716,000 for the year ended December 31, 2006 from $2,810,000 for the year ended December 31, 2005. The increase was primarily the result of higher legal fees relating to the Diomed and VNUS litigation (see “Legal Proceedings” in Item 3 of Part I of this Form 10-K) along with higher business insurance, the addition of stock-based compensation expense in 2006, and an increase in the number of general and administrative employees to 16 at December 31, 2006 from 13 at December 31, 2005.

Thrombin qualification project expenses were $2,802,000 for the year ended December 31, 2006 compared to $1,620,000 for the year ended December 31, 2005.

Amortization of purchased technology was $72,000 for the year ended December 31, 2006 compared to $218,000 for the year ended December 31, 2005. The amortization resulted from our acquisition of the Acolysis assets from the secured creditors of Angiosonics, Inc. We allocated $870,000 from the acquisition to purchased technology and amortized the amount over four years, which was completed in April 2006.

Interest income decreased to $99,000 for the year ended December 31, 2006 from $163,000 for the year ended December 31, 2005 primarily as a result of lower cash balances maintained during the year.

Interest expense increased to $206,000 for the year ended December 31, 2006 from $0 for the year ended December 31, 2005 as a result of the borrowings on our equipment line of credit during 2006.

Liquidity and Capital Resources

We have financed substantially all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through December 31, 2007, we have sold capital stock generating aggregate net proceeds of approximately $79.9 million. At December 31, 2007, we had $10,759,000 in cash and cash equivalents on-hand, of which $5,473,000 is restricted, compared to $2,557,000 in cash and cash equivalents at December 31, 2006.

During the year ended December 31, 2007 we added $9,379,000 in cash as a result of operating activities, we incurred net capital expenditures in the amount of $1,545,000, and we generated $342,000 in cash from financing activities. Operating cash accumulation was primarily the result of the $7 million we received from King as licensing and milestone payments in addition to cash generated by product sales. Financing activities consisted of $1,142,000 received through the sale of common stock upon the exercise of outstanding stock options, stock warrants and issuances under employee stock plans, reduced by $800,000 in debt payments on our $2 million equipment line that was drawn in January 2006. Capital expenditures included leasehold improvements for our distribution warehouse, manufacturing equipment related to the King agreement and other manufacturing automation equipment.

We have entered into a combined $12 million credit facility with Silicon Valley Bank consisting of a $10 million revolving line of credit with a 24-month term that bears interest at the rate equal to the greater of prime plus 0.5% or 7.25% and is secured by a first security interest on all of our assets; and a $2 million equipment line of credit with a 36-month term that bears interest at the rate of prime plus 1.5% and is secured by a first security interest on all of our assets used as collateral for the amounts borrowed on under the equipment line. The credit facility includes three covenants: a minimum of $10 million in tangible net worth, a minimum of $3 million of unrestricted cash in deposit accounts with Silicon Valley Bank and an adjusted net income for each financial reporting period. The adjusted net income covenant requires an adjusted net income greater than zero for each rolling three month period ending March 31, 2008, an adjusted net income greater than $100,000 for each subsequent rolling three month period ending June 30, 2008, and an adjusted net income greater than $500,000 for each subsequent rolling three month period thereafter. The amount required as a minimum tangible net worth will increase by an amount equal to the sum of 50% of the Company’s quarterly net profit beginning with the quarter ending March 31, 2008 and all consideration received by us upon the issuance of equity securities. We were in compliance with all of the covenants on December 31, 2007. As of December 31, 2007, we had no outstanding balance on the $10 million revolving line of credit with an availability of $10.0 million. As of December 31, 2007, we had a balance of $867,000 on the equipment line of credit.

The following table summarizes our contractual cash commitments as of December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$5,958,000	$528,000	$1,510,000	$1,606,000	$2,314,000
Equipment line of credit*	867,000	800,000	67,000	—	—
Total contractual cash obligations	$6,825,000	$1,328,000	$1,577,000	$1,606,000	$2,314,000

* This obligation excludes interest.

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future. We currently believe that our working capital of $14.5 million at December 31, 2007 will be sufficient to meet all of our operating and capital requirements for at least the next 12 months. However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the outcome of the litigation with VNUS Medical and Marine Polymer which are scheduled for trial in June and March 2008, respectively; the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. In the event that additional financing is needed, and depending on market conditions, we may seek to raise additional funds for working capital purposes through the sale of equity or debt securities. There is no assurance such financing will be available on terms acceptable to us or available at all.

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

Our accounting policies are described in Note 2 to the consolidated financial statements. We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Inventory

We state our inventory at the lower of cost (first-in, first-out method) or market. The estimated value of excess, obsolete and slow-moving inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future demand, anticipated release of new products into the market, historical experience and product expiration. Our stated value of inventory could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry. We have approximately $1.3 million of Sigma thrombin in inventory at December 31, 2007, which we expect to be use in our hemostat products sold in international markets. We expect to receive regulatory approval in early 2008 allowing us to use the Sigma thrombin in our international hemostat products. If we are unable to obtain regulatory approval, we will be unable to use the thrombin in our hemostatic products and we will write-off the $1.3 million of thrombin inventory.

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

On January 9, 2007, we entered into three separate agreements with King, consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement. We licensed the exclusive rights to our products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King for a one-time payment of $6 million. We continue to manufacture the licensed products for sale to King under the Device Supply Agreement. The Device Supply Agreement requires King to pay us a $1 million milestone payment upon the first commercial sale of Thrombi-Gel and again upon the first commercial sale of Thrombi-Paste. On May 30, 2007 we received the first $1 million payment related to King’s first commercial sale of Thrombi-Pad. We are amortizing the $6 million license fee received on January 9, 2007 and the $1 million milestone payment received on May 30, 2007 on a straight-line basis over the remaining 10 years. We also expect to amortize the second $1 million milestone payment over the remaining 10-year license period from the date it is received.

As part of the Device Supply Agreement, we agreed to conduct clinical studies for the Thrombi-Gel and Thrombi-Paste, with the expected costs related to the clinical studies to be paid by King. Additionally, on May 18, 2007, we entered into a Product Development & Supply Agreement with a third party company by which we agreed to develop, manufacture and sell to this company a specialty version of our Twin-Pass dual access catheter, with the costs related to the development paid by this company. We have recognized collaboration revenue on these development agreements as it was earned under the agreements with King and the third party company.

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At December 31, 2007, this reserve was $40,000 compared to $45,000 at December 31, 2006. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At December 31, 2007, this reserve was $90,000 compared to $65,000 at December 31, 2006. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a one year warranty with each product sold to us. We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer. At December 31, 2007, this warranty provision was $34,000 compared to $46,000 at December 31, 2006. If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For the year ended December 31, 2007, we recorded a $29.0 million valuation allowance and a $512,000 reserve related to our net deferred tax assets of $29.5 million as a result of our adoption of FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R became effective for us on January 1, 2006. For the years ended December 31, 2007 and 2006 we recorded $1,457,000 and $1,088,000 of stock-based compensation expense. See the Stock-Based Compensation discussion in Note 2 of our consolidated financial statements for additional information.

In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, we adopted FIN 48. Upon adoption, there was $425,000 of unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. At December 31, 2007, we have accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.

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

In the United States and Germany, we sell our products directly to hospitals and clinics in the local currency. Product revenue recognized on sales in Germany represented approximately 2.9% of our total product revenue for the year ended December 31, 2007. Any exposure to currency exchange rates on this volume of product sales in Germany would be considered immaterial to the financial statements.

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

We had $867,000 of indebtedness on our equipment line as of December 31, 2007. If we were to borrow additional amounts from our revolving credit line, we would be further exposed to changes in interest rates. Advances under our revolving and equipment lines of credit bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to amounts outstanding under these lines of credit to the extent that interest rates rise. Based on our debt outstanding at December 31, 2007, a 1% increase in current market interest rates would have an impact of approximately $9,000 on an annual basis. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we will be exposed to declines in the interest rates paid on deposited funds. A 1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $108,000 on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto required pursuant to this Item begin on page 42 of this Annual Report on Form 10-K.

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

Changes in Internal Controls.

During the fiscal quarter ended December 31, 2007, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Virchow, Krause & Company, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2007.

Attestation Report of Independent Registered Public Accounting Firm.

Virchow, Krause & Company, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2007. The attestation report of Virchow, Krause & Company, LLP, an independent registered public accounting firm, on our internal control over financial reporting as of December 31, 2007 is included on page 44 and incorporated by reference herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPRATE GOVERNANCE

Incorporated herein by reference to the Sections under the headings “Proposal 1: Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2007.

See the section under the heading “Executive Officers of the Registrant” in Item 1 of Part I herein for information regarding our executive officers.

We have adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer, chief financial officer, chief accounting officer, and any person performing similar functions) and employees. We have made our Code of Ethics available by filing it as Exhibit 14 to our Form 8-K dated January 29, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Sections under the headings “Director Compensation” and “Executive Compensation” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the Section under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and rights)

Equity compensation plans approved by security holders	1,459,000	$5.74	2,840,000 (1)(2)

Equity compensation plans not approved by security holders	None	None	None

Total	1,459,000	$5.74	2,840,000

(1)

Includes 2,115,000 shares reserved and available for issuance under our Stock Option and Stock Award Plan. The shares available for issuance under our Stock Option and Stock Award Plan automatically increases on an annual basis through 2016, by the lesser of:

•	500,000 shares;
•	5% of the common-equivalent shares outstanding at the end of our prior fiscal year; or
•	a smaller amount determined by our Board of Directors or the committee administering the plan.

(2)

Includes 725,000 shares reserved and available for issuance under our Employee Stock Purchase Plan. The shares available for issuance under our Employee Stock Purchase Plan automatically increases on an annual basis through 2010, by the lesser of:

•	200,000 shares;
•	2% of the common-equivalent shares outstanding at the end of our prior fiscal year; or
•	a smaller amount determined by our Board of Directors or the committee administering the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the Sections under the headings “Related Person Transaction Policy” and “Proposal 1: Election of Directors” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2007.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the Section under the heading “Additional Information about our Independent Registered Public Accounting Firm” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2007.

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

(3)	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Amended and Restated Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 of Vascular Solutions’ Form 8-K dated October 19, 2007).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
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

10.4

Lease Agreement dated December 28, 2006 by and between IRET - Plymouth, LLC as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 10.4 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.5

Amendment to Lease Agreement, dated November 12, 2007, by and between IRET - Plymouth, LLC as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 99.1 of Vascular Solutions’ Form 8-K dated November 14, 2007).

Exhibit Number	Description
10.6

Amendment to Lease Agreement, dated November 12, 2007, by and between IRET – Plymouth, LLC as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 99.2 of Vascular Solutions’ Form 8-K dated November 14, 2007).

10.7

Sublease Termination Agreement, dated November 12, 2007, by and between Insignia Systems, Inc. as Sublessor and Vascular Solutions, Inc. as Sublessee (incorporated by reference to Exhibit 99.3 of Vascular Solutions’ Form 8-K dated November 14, 2007).

10.8

Mutual and General Release dated November 9, 1998 by and between Vascular Solutions, Inc., Dr. Gary Gershony and B. Braun Medical, Inc. (incorporated by reference to Exhibit 10.5 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

10.9

Purchase and Sale Agreement dated September 17, 1998 by and between Vascular Solutions, Inc. and Davol Inc. (incorporated by reference to Exhibit 10.8 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).

10.10*

Form of Employment Agreement by and between Vascular Solutions, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.5 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2004).

10.11	Form of Distribution Agreement (incorporated by reference to Exhibit 10.12 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.12*	Vascular Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to Vascular Solutions’ Form 10-K for the year ended December 31, 2000).
10.13*	Stock Option and Stock Award Plan as Amended December 9, 2005 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.14**

Supply Agreement dated October 18, 2004 by and between Vascular Solutions and Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (incorporated by reference to Exhibit 10.12 to Vascular Solutions’ Form 10-K for the year ended December 31, 2004).

10.15**

Amendment to Supply Agreement dated December 15, 2006 by and between Vascular Solutions and Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (incorporated by reference to Exhibit 10.12 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.16**

Private Label Purchase Agreement dated September 22, 2003 by and between Vascular Solutions and MedArt Corporation (incorporated by reference to Exhibit 10.18 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2003).

10.17

Loan and Security Agreement dated December 31, 2003 by and between Vascular Solutions and Silicon Valley Bank (incorporated by reference to Exhibit 10.14 of Vascular Solutions’ Form 10-K for the year ended December 31, 2003).

10.18

Amendment to Loan Agreement dated December 9, 2004 by and between Vascular Solutions and Silicon Valley Bank (incorporated by reference to Exhibit 10.15 of Vascular Solutions’ Form 10-K for the year ended December 31, 2004).

10.19

Amendment to Loan Agreement dated December 29, 2005 by and between Vascular Solutions and Silicon Valley Bank (incorporated by reference to Exhibit 10.14 of Vascular Solutions’ Form 10-K for the year ended December 31, 2005).

10.20

Amendment to Loan Agreement dated December 28, 2006 by and between Vascular Solutions and Silicon Valley Bank (incorporated by reference to Exhibit 10.17 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.21

Amendment to Loan and Security Agreement dated April 23, 2007 by and between Vascular Solutions and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2007).

10.22	Amendment to Loan Agreement dated December 26, 2007 by and between Vascular Solutions and Silicon Valley Bank.
10.23*	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.24*	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated September 22, 2004).

Exhibit Number	Description

10.25*	Form of Board of Directors Stock Option Agreement, as amended December 9, 2005 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.26*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.27

License agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.28**

Device Supply agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.29**

Thrombin-JMI® Supply Agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.24 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.30*

Vascular Solutions, Inc. Stock Option and Stock Award Plan, as amended January 25, 2006, effective April 18, 2006 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2006).

14	Revised and Restated Code of Ethics (incorporated by reference to Exhibit 14 of Vascular Solutions’ Form 8-K dated January 29, 2008).
21	List of Subsidiaries
23.1	Consent of Virchow, Krause & Company, LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

________________________

*  Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

**  Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of February 2008.

VASCULAR SOLUTIONS, INC.
By:	/s/ Howard Root
Howard Root Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard Root and James Hennen (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Vascular Solutions, Inc. for the year ended December 31, 2007, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 1st day of February 2008, by the following persons in the capacities indicated.

Signature	Title

/s/ Howard Root	Chief Executive Officer and Director
Howard Root	(principal executive officer)

/s/ James Hennen	Vice President, Finance and Chief Financial Officer and Secretary
James Hennen	(principal financial officer)

/s/ Timothy Slayton	Controller
Timothy Slayton	(principal accounting officer)

/s/ Robert Paulson	Director
Robert Paulson

/s/ Richard Nigon	Director
Richard Nigon

/s/ Michael Kopp	Director
Michael Kopp

/s/ Paul O’Connell	Director
Paul O’Connell

/s/ John Erb	Director
John Erb

/s/ Dr. Jorge Saucedo	Director
Dr. Jorge Saucedo

/s/ Ms. Charmaine Sutton	Director
Ms. Charmaine Sutton

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Vascular Solutions, Inc.

Under date of January 23, 2008, we reported on the consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, as contained in the annual report on Form 10-K for the year ended December 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

January 23, 2008

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year

YEAR ENDED DECEMBER 31, 2007:
Sales return allowance	$45,000	$—	$(5,000)	$40,000
Allowance for doubtful accounts	65,000	37,000	(12,000)	90,000
Total	$110,000	$37,000	$(17,000)	$130,000

YEAR ENDED DECEMBER 31, 2006:
Sales return allowance	$30,000	$107,000	$92,000	$45,000
Allowance for doubtful accounts	110,000	(16,000)	29,000	65,000
Total	$140,000	$91,000	$121,000	$110,000

YEAR ENDED DECEMBER 31, 2005:
Sales return allowance	$20,000	$56,000	$46,000	$30,000
Allowance for doubtful accounts	160,000	(41,000)	9,000	110,000
Total	$180,000	$15,000	$55,000	$140,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Vascular Solutions, Inc.

Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Vascular Solutions, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vascular Solutions, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A Controls and Procedures. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vascular Solutions, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Vascular Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

January 23, 2008

Vascular Solutions, Inc.

Consolidated Balance Sheets

	December 31
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$5,286,000	$2,557,000
Restricted cash	5,473,000	—
Accounts receivable, net of reserves of $130,000 and $110,000 at December 31, 2007 and 2006, respectively	7,363,000	6,524,000
Inventories	8,307,000	7,232,000
Prepaid expenses	810,000	792,000
Total current assets	27,239,000	17,105,000

Property and equipment, net	3,846,000	3,669,000
Intangible assets, net	193,000	193,000
Total assets	$31,278,000	$20,967,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,021,000	$1,261,000
Accrued compensation	2,766,000	2,270,000
Accrued expenses	1,114,000	1,302,000
Litigation provision	5,219,000	—
Current portion of long-term debt	800,000	800,000
Current portion of deferred revenue	789,000	—
Total current liabilities	12,709,000	5,633,000

Long-term liabilities:
Long-term debt, net of current portion	67,000	867,000
Long-term deferred revenue, net of current portion	5,649,000	—
Deferred tax liability	28,000	—
Total long-term liabilities	5,744,000	867,000

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 15,606,656 – 2007; 15,141,181 – 2006	156,000	151,000
Additional paid-in capital	82,456,000	79,841,000
Other	96,000	52,000
Accumulated deficit	(69,883,000)	(65,577,000)
Total shareholders’ equity	12,825,000	14,467,000
Total liabilities and shareholders’ equity	$31,278,000	$20,967,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2007	2006	2005

Revenue:
Product revenue	$51,414,000	$43,310,000	$32,786,000
License and collaboration revenue	1,450,000	—	—
Total revenue	52,864,000	43,310,000	32,786,000

Product costs and operating expenses:
Cost of goods sold (1)	17,002,000	14,231,000	9,386,000
Collaboration expenses	685,000	—	—
Research and development (1)	5,481,000	4,578,000	3,789,000
Clinical and regulatory (1)	3,168,000	2,493,000	2,006,000
Sales and marketing (1)	19,603,000	17,097,000	13,681,000
General and administrative (1)	5,304,000	3,716,000	2,810,000
Litigation	5,800,000	—	—
Thrombin qualification	147,000	2,802,000	1,620,000
Amortization of purchased technology	—	72,000	218,000
Total product costs and operating expenses	57,190,000	44,989,000	33,510,000

Operating loss	(4,326,000)	(1,679,000)	(724,000)

Other income (expenses):
Interest income	444,000	99,000	163,000
Interest expense	(148,000)	(206,000)	—

Loss before income taxes	(4,030,000)	(1,786,000)	(561,000)

Income tax expense	(276,000)	—	—
Net loss	$(4,306,000)	$(1,786,000)	$(561,000)

Basic and diluted net loss per common share	$(0.28)	$(0.12)	$(0.04)
Shares used in computing basic and diluted net loss per common share	15,237,836	14,910,135	14,515,524

(1) Includes stock-based compensation charges of:
Cost of goods sold	$154,000	$122,000	$—
Research and development	164,000	174,000	—
Clinical and regulatory	102,000	89,000	—
Sales and marketing	422,000	362,000	—
General and administrative	615,000	341,000	—
	$1,457,000	$1,088,000	$—

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Other	Accumulated Deficit	Total
	Shares	Amount
Balance at December 31, 2004	14,350,937	$144,000	$76,675,000	$101,000	$(63,230,000)	$13,690,000
Exercise of stock options	191,750	2,000	594,000	—	—	596,000
Issuance of common stock under the Employee Stock Purchase Plan	99,538	1,000	511,000	—	—	512,000
Deferred compensation related to option grants	—	—	13,000	(13,000)	—	—
Amortization of deferred compensation	—	—	—	22,000	—	22,000
Comprehensive loss:
Net loss	—	—	—	—	(561,000)	(561,000)
Translation adjustment	—	—	—	(152,000)	—	(152,000)
Total comprehensive loss						(713,000)
Balance at December 31, 2005	14,642,225	147,000	77,793,000	(42,000)	(63,791,000)	14,107,000
Exercise of stock options	251,722	2,000	375,000	—	—	377,000
Issuance of common stock under the Employee Stock Purchase Plan	88,484	1,000	574,000	—	—	575,000
Stock option compensation	158,750	1,000	1,087,000	—	—	1,088,000
Deferred compensation related to option grants	—	—	12,000	(12,000)	—	—
Amortization of deferred compensation	—	—	—	31,000	—	31,000
Comprehensive loss:
Net loss	—	—	—	—	(1,786,000)	(1,786,000)
Translation adjustment	—	—	—	75,000	—	75,000
Total comprehensive loss						(1,711,000)
Balance at December 31, 2006	15,141,181	151,000	79,841,000	52,000	(65,577,000)	14,467,000
Exercise of stock options	208,781	2,000	473,000	—	—	475,000
Issuance of common stock under the Employee Stock Purchase Plan	102,194	1,000	666,000	—	—	667,000
Stock option compensation	154,500	2,000	1,455,000	—	—	1,457,000
Deferred compensation related to option grants	—	—	21,000	(21,000)	—	—
Amortization of deferred compensation	—	—	—	26,000	—	26,000
Comprehensive loss:
Net loss	—	—	—	—	(4,306,000)	(4,306,000)
Translation adjustment	—	—	—	39,000	—	39,000
Total comprehensive loss						(4,267,000)
Balance at December 31, 2007	15,606,656	$156,000	$82,456,000	$96,000	$(69,883,000)	$12,825,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2007	2006	2005
Operating activities
Net loss	$(4,306,000)	$(1,786,000)	$(561,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,376,000	994,000	596,000
Amortization	—	72,000	218,000
Stock-based compensation	1,457,000	1,088,000	—
Deferred compensation expense	26,000	31,000	22,000
Deferred tax liability	28,000	—	—
Change in allowance for doubtful accounts	20,000	(30,000)	(40,000)
Changes in operating assets and liabilities:
Accounts receivable	(848,000)	(1,626,000)	(1,304,000)
Inventories	(1,080,000)	(234,000)	(3,328,000)
Prepaid expenses	(14,000)	(212,000)	5,000
Accounts payable	758,000	(1,638,000)	2,043,000
Accrued compensation and expenses	5,524,000	581,000	620,000
Deferred revenue, net	6,438,000	—	—
Net cash provided by (used in) operating activities	9,379,000	(2,760,000)	(1,729,000)

Investing activities
Purchase of property and equipment, net	(1,545,000)	(1,704,000)	(2,200,000)
Cash deposits transferred to restricted cash	(5,473,000)	—	—
Net cash used in investing activities	(7,018,000)	(1,704,000)	(2,200,000)

Financing activities
Net proceeds from the exercise of stock options and stock warrants, net of expenses	475,000	377,000	596,000
Net proceeds from the sale of common stock, net of expenses	667,000	575,000	512,000
Proceeds from borrowings on long-term debt	—	2,000,000	—
Payments on long-term debt borrowings	(800,000)	(333,000)	—
Net cash provided by financing activities	342,000	2,619,000	1,108,000

Effect of exchange rate changes on cash and cash equivalents	26,000	120,000	(81,000)
Increase (decrease) in cash and cash equivalents	2,729,000	(1,725,000)	(2,902,000)
Cash and cash equivalents at beginning of year	2,557,000	4,282,000	7,184,000
Cash and cash equivalents at end of year	$5,286,000	$2,557,000	$4,282,000

Supplemental disclosure of cash flow
Cash paid for interest	$155,000	$192,000	$—
Cash paid for taxes	$149,000	$—	$—

See accompanying notes.

1.  Description of Business

Vascular Solutions, Inc. (the, Company) is a medical device company focused on bringing solutions to interventional cardiologists and interventional radiologists. The Company’s main product lines consist of the following:

•

Hemostatic (blood clotting) products, principally consisting of the D-Stat Dry™ hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat® Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets,

•	Extraction catheters, principally consisting of the Pronto® V3 extraction catheter, a mechanical system for the removal of soft thrombus from arteries,
•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,
•	Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheter and Skyway® support catheters, and
•	Access products, principally consisting of micro-introducers and guidewires used to gain percutaneous access to the vasculature.

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

2.  Summary of Significant Accounting Policies (Continued)

Comprehensive Loss

The components of comprehensive loss are net loss and the effects of foreign currency translation adjustments. The accumulated other comprehensive income (loss) for the foreign currency translation adjustment at December 31, 2007 and 2006 was $105,000 and $67,000, respectively.

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

Restricted Cash

Under an investment management agreement with Wells Fargo Bank, N.A. effective June 19, 2007, the Company has set aside $5,473,000 as restricted cash. This cash will be used to satisfy the judgment in the Diomed litigation case if the Company is unsuccessful on its appeal as more fully discussed below in footnote 14, Commitments and Contingencies. The funds are held in a Money Market account and earn interest at the current rate in effect.

Credit risk and allowance for doubtful accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At December 31, 2007 and 2006, the allowance for doubtful accounts was $90,000 and $65,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet. At December 31, 2007 and 2006, the sales and return allowance was $40,000 and $45,000, respectively.

2.  Summary of Significant Accounting Policies (Continued)

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $130,000 and $110,000 at December 31, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following at December 31:

	2007	2006
Raw materials	$4,119,000	$4,340,000
Work-in-process	650,000	590,000
Finished goods	3,538,000	2,302,000
	$8,307,000	$7,232,000

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Manufacturing equipment	1 to 8 years
Office and computer equipment	1 to 5 years
Furniture and fixtures	3 to 8 years
Leasehold improvements	Shorter of useful life or remaining term of the lease
Research and development equipment	3 to 7 years

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

2.  Summary of Significant Accounting Policies (Continued)

The Company currently has a license agreement with King Pharmaceuticals, Inc. (King) under which the Company licensed the exclusive rights of Thrombi-PadTM, Thrombi-Gel® and Thrombi-PasteTM products to King in exchange for a license fee. The Company is amortizing the license fees on a straight-line basis over the projected 10 year economic life of the products. The Company determines the economic life of the products under its license agreements by evaluating similar products the Company has launched or other similar products in the medical industry.

As part of the agreements with King, the Company agreed to conduct clinical studies for the Thrombi-Gel and Thrombi-Paste products, with the costs related to the clinical studies paid by King. Additionally, on May 18, 2007, the Company entered into a Product Development & Supply Agreement with a third party company pursuant to which the Company agreed to develop, manufacture and sell to this company a specialty version of its Twin-Pass dual access catheter, with the costs related to the development paid by this company. The Company will recognize the collaboration revenue on these development agreements as it is earned in accordance with Emerging Issues Task Force 01-14, Income Statement Characterizations of Reimbursements Received for “Out-of-Pocket” Expenses Incurred and SAB104.

Shipping and Handling Costs

In accordance with the Emerging Issues Task Force (EITF) issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of goods sold.

Research and Development Costs

All research and development costs are charged to operations as incurred.

Warranty Costs

Certain of the Company’s products are covered by warranties against defects in material and workmanship for periods of up to 24 months. The Company records a liability for warranty claims at the time of sale. The amount of the liability is based on the amount the Company is charged from its original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a one year warranty with each product sold to the Company. The Company records a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer.

Warranty provisions and claims for the years ended December 31, 2007 and 2006, were as follows:

	2007	2006
Beginning balance	$46,000	$50,000
Warranty provisions	28,000	19,000
Warranty claims	(40,000)	(23,000)
Ending balance	$34,000	$46,000

2.  Summary of Significant Accounting Policies (Continued)

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

As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the years ended December 31, 2007 and 2006, were $1,457,000 and $0.10 and were $1,088,000 and $0.07 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net loss and net loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the year ended December 31, 2005:

Net loss, as reported at December 31, 2005	$(561,000)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards	(1,377,000)
Pro forma net loss	$(1,938,000)

Net loss per common share:
Basic and diluted – as reported	$(0.04)
Basic and diluted – pro forma	$(0.13)

2.  Summary of Significant Accounting Policies (Continued)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2007	2006	2005
Stock Options and Awards:
Expected life (years)	5.50	5.50	5.50
Expected volatility	51%	41%	58%
Dividend yield	0%	0%	0%
Risk-free interest rate	4.64%	4.62%	4.34%

Employee Stock Purchase Plan:
Expected life (years)	2.0	2.0	2.0
Expected volatility	36%	36%	58%
Dividend yield	0%	0%	0%
Risk-free interest rate	3.48%	4.75%	4.34%

The weighted average fair value of stock options and awards granted with an exercise price equal to the deemed stock price on the date of grant during 2007, 2006 and 2005 was $4.51, $5.42 and $5.64, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

2.  Summary of Significant Accounting Policies (Continued)

Net Loss Per Common Share

In accordance with SFAS No. 128, Earnings Per Share, basic net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the periods presented. Diluted net loss per common share is computed by dividing net loss by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method. For all periods presented, diluted loss per share is the same as basic loss per common share because the effect of outstanding options and warrants is antidilutive. The total antidilutive options and warrants are 1,459,000, 1,604,000 and 1,867,000 at December 31, 2007, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

In fiscal 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill is tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company has concluded that no impairment of goodwill existed as of December 31, 2007.

Other intangible assets consist of purchased technology. Purchased technology was amortized using the straight-line method over its estimated useful life of four years. The Company reviewed intangible assets for impairment as changes in circumstances or the occurrence of events suggested the remaining value was not recoverable.

Reclassification

Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48. Upon adoption, there was $425,000 of unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. The impact of tax related interest and penalties will be recorded as a component of income tax expense. At December 31, 2007, the Company has accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.

3.  Goodwill and Other Intangible Assets

The Company has adopted SFAS No. 141 and determined that the developed technology the Company acquired from Angiosonics, Inc. in April 2002 would be amortized over its useful life of four years. The goodwill acquired will not be amortized. In April 2006, the Company completed the amortization of the purchased technology. Amortization expense of purchased technology was $-0-, $72,000 and $218,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

3.  Goodwill and Other Intangible Assets (Continued)

Balances of acquired intangible assets as of December 31, 2007 and 2006 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased technology	$870,000	$870,000	$—

Non-amortizing intangibles:
Goodwill	193,000	—	193,000
	$1,063,000	$870,000	$193,000

4.  Property and Equipment

Property and equipment consists of the following at December 31:

	2007	2006
Property and equipment:
Manufacturing equipment	$4,481,000	$3,782,000
Office and computer equipment	1,626,000	1,163,000
Furniture and fixtures	335,000	313,000
Leasehold improvements	839,000	554,000
Research and development equipment	380,000	398,000
Construction-in-process	405,000	692,000
	8,066,000	6,902,000
Less accumulated depreciation	(4,220,000)	(3,233,000)
Net property and equipment	$3,846,000	$3,669,000

5.  Lines of Credit

On December 26, 2007, the Company modified and extended its secured asset-based loan and security agreement dated December 31, 2003 (as previously amended December 28, 2006 and December 29, 2005), consisting of an operating line of credit and a equipment line of credit. The operating line of credit is a two-year, $10,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is the greater of prime plus 0.5% or 7.25%. As of December 31, 2007, the Company had no outstanding balance against the operating line of credit. Based on the Company’s eligible customer receivables, inventory and cash balances, $10,000,000 was available for borrowing as of December 31, 2007. The operating line of credit requires an annual fee of 0.25% of the average unused portion of the committed revolving line as determined by the bank.

The equipment line of credit is a three-year, $2,000,000 facility with an interest rate of prime plus 1.5%. On January 6, 2006, the Company executed a $2,000,000 advance on the equipment line of credit. The advance is secured by various equipment acquired by the Company during the year ended December 31, 2005. As of December 31, 2007, the Company had an outstanding balance of $867,000 on the equipment line of credit. The weighted average interest rate for the year ended December 31, 2007 on the equipment line of credit was 9.6%.

5.  Line of Credit (Continued)

The credit facility includes three covenants: a minimum of $10,000,000 in tangible net worth, a minimum of $3,000,000 of unrestricted cash in deposit accounts with Silicon Valley Bank and an adjusted net income for each financial reporting period. The adjusted net income covenant requires an adjusted net income greater than zero for each rolling three month period ending March 31, 2008, an adjusted net income greater than $100,000 for each subsequent rolling three month period ending June 30, 2008, and an adjusted net income greater than $500,000 for each subsequent rolling three month period thereafter. The amount required as a minimum tangible net worth will increase by an amount equal to the sum of 50% of the Company’s quarterly net profit beginning with the quarter ending March 31, 2008 and all consideration received by the Company upon the issuance of equity securities. We were in compliance with all of the covenants on December 31, 2007.

Future minimum commitments under this equipment line of credit as of December 31, 2007 are as follows:

2008	$800,000
2009	67,000
$867,000

6.  Leases

The Company leases two buildings totaling approximately 57,000 square-feet under separate operating leases. On November 12, 2007, both leases were amended to extend the terms until September 2015, with options to renew both leases. Commencing September 1, 2008, the Company agreed to lease an additional approximately 35,000 square feet in one of the buildings. Rent expense related to the operating leases was approximately $596,000, $481,000 and $402,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum lease commitments under these operating leases as of December 31, 2007 were as follows:

2008	$528,000
2009	749,000
2010	761,000
2011	797,000
2012	809,000
Thereafter	2,314,000
$5,958,000

7.  Income Taxes

At December 31, 2007, the Company had net operating loss carryforwards of approximately $49,162,000 for federal income tax purposes that are available to offset future taxable income and begin to expire in the year 2013. Included in the U.S. amount are approximately $2.5 million of deductions resulting from disqualifying dispositions of stock options. When these deductions from disqualifying dispositions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. At December 31, 2007, the Company also had federal research and development tax credit carryforwards of approximately $2,970,000 and Minnesota research and development tax credit carryforwards of approximately $743,000, which begin to expire in the year 2013. At December 31, 2007, the Company has foreign tax loss carryforwards of approximately $3,121,000 that do not expire. The adoption of FIN 48, Accounting for Uncertainty in Income Taxes, has had no impact on the reported carryforwards at December 31, 2007.

7.  Income Taxes (Continued)

No benefit has been recorded for any loss or credit carryforwards, and utilization in future years may be limited under Sections 382 and 383 of the Internal Revenue Code if significant ownership changes have occurred or from future tax legislation changes. The Company performed a Section 382 study during the third quarter of 2005 on its federal net operating loss carryforward and the Company concluded that it had no limitations on the net operating loss carryforward incurred through 2005.

The components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$20,258,000	$24,011,000
Tax credit carryforwards	3,713,000	2,709,000
Deferred revenue	2,462,000	—
Litigation	2,022,000	—
Depreciation and amortization	143,000	199,000
Accrued compensation	299,000	247,000
Stock-based compensation	312,000	419,000
Federal and state AMT credits	207,000	—
Inventory reserve	66,000	47,000
Other	74,000	80,000
	29,556,000	27,712,000
FIN48 Reserve	(512,000)	—
Less valuation allowances	(29,072,000)	(27,712,000)
Net deferred tax liability	$(28,000)	$—

The Company records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized. The increase in the valuation allowance was $1,360,000, $628,000 and $667,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2007	2006	2005

Tax at statutory rate	(34.0)%	(34.0)%	(34.0)%
Permanent differences	13.5	7.5	(33.9)
State income taxes, net of federal benefit	(3.7)	(5.0)	(5.0)
Change in valuation reserve	33.6	35.7	110.0
R&D credits generated	(24.8)	(35.4)	(80.5)
FIN48 reserve	12.7	—	—
Other adjustments	9.5	31.2	43.4
Effective income tax rate	6.8%	—%	—%

The income tax expense for the year ended December 31, 2007 principally relates to federal and state alternative minimum taxes and various state minimum fees.

8.  Stock Options, Restricted Shares and Warrants

Stock Option and Stock Award Plan

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and stock appreciation rights to employees, directors, and consultants. Incentive stock options may be granted only to employees of the Company. Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants. As of December 31, 2007, the Company had reserved 4,900,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in July 2000, the Board of Directors determined the fair value of the Company’s common shares underlying options by assessing the business progress of the Company as well as the market conditions for medical device companies and other external factors. Vesting requirements of all awards under this plan are time based and vary by individual grant. The options expire on the date determined by the Board of Directors but may not extend more than 10 years from the grant date. The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period. Unexercised options are canceled 90 days after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

On April 24, 2007 and July 27, 2007, the Company granted stock options to its directors and non-employee medical advisors under the Stock Option Plan. The options issued to the Company’s directors vest over a one-year period based on the continuation of service as a director of the Company. The options issued to the Company’s medical advisors vest over a two-year period based on continued service in this capacity to the Company.

Option activity is summarized as follows:

	Shares Available for Grant (exclusive of restricted shares issued)	Plan Options Outstanding	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2004	1,237,000	1,645,000	0.78– 12.00	3.68
Shares reserved	500,000	—	—	—
Granted	(344,000)	344,000	8.90– 11.62	9.74
Exercised	—	(181,000)	0.78– 10.89	3.20
Canceled	93,000	(93,000)	0.81– 9.46	5.74
Balance at December 31, 2005	1,486,000	1,715,000	$0.78–$12.00	$4.83
Shares reserved	500,000	—	—	—
Granted	(74,000)	74,000	7.88	7.88
Exercised	—	(198,000)	0.78– 7.48	1.73
Forfeited	53,000	(53,000)	0.78– 9.46	8.12
Expired	26,000	(26,000)	0.84– 9.46	7.66
Balance at December 31, 2006	1,991,000	1,512,000	$0.78– $12.00	$5.24
Shares reserved	500,000	—	—	—
Granted	(75,000)	75,000	9.41– 9.58	9.44
Exercised	—	(116,000)	0.78– 9.46	2.01
Forfeited	3,000	(3,000)	0.84– 9.46	8.27
Expired	9,000	(9,000)	0.78– 9.46	4.24
Balance at December 31, 2007	2,428,000	1,459,000	$0.78–$12.00	$5.74	$2,741,000
Exercisable at December 31, 2007		1,356,000		$5.46	$2,741,000

8. Stock Options, Restricted Shares and Warrants (Continued)

The weighted average remaining contractual term of options exercisable at December 31, 2007, was 5.2 years. The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005, was $903,000, $1,163,000 and $1,310,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2007	Weighted Average Exercise Price

$0.78–$ 0.81	12,000	5.3	$0.78	12,000	$0.78
0.82– 0.84	366,000	5.1	0.84	366,000	0.84
0.85– 2.07	9,000	4.5	1.45	9,000	1.45
2.08– 2.51	97,000	3.9	2.49	97,000	2.49
2.52– 7.48	475,000	3.6	6.34	468,000	6.33
7.49– 10.00	407,000	7.6	9.26	323,000	9.21
10.01– 12.00	93,000	6.8	11.06	81,000	11.03
	1,459,000	5.3	$5.74	1,356,000	$5.46

As of December 31, 2007, there was $143,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.52 years.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. During 2007 and 2006 the Company granted restricted shares to employees under the Stock Option Plan. The restricted shares vest over a four-year period based on the continuation of employment.

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Balance at December 31, 2006	159,000	5.42
Granted	174,000	10.37
Vested	—	—
Forfeited	(20,000)	8.03
Expired	—	—
Balance at December 31, 2007	313,000	$8.01

8.  Stock Options, Restricted Shares and Warrants (Continued)

As of December 31, 2007, there was $1,096,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.92 years. The Company uses discount factors ranging from 0% to 30% due to post-vesting restrictions to determine the fair value at the date of grant based on an analysis of the Company’s private placement offering completed in March 2004 and other illiquidity factors. The Company estimates the forfeiture rate for restricted stock using 10% for key employees and 15% for non-key employees.

The net remaining shares available for grant under the Stock Option and Stock Award Plan is 2,115,000 shares.

Deferred Compensation

In 2007, 2006, and 2005, the Company recorded $21,000, $12,000 and $13,000, respectively, of deferred compensation in connection with certain nonqualified stock options granted to medical advisory board members. The weighted average fair value of these options was $4.23. The deferred compensation recorded is amortized ratably over the period that the options vest and is adjusted for options which have been canceled. Vesting requirements for nonqualified stock options under this plan will vary by individual grant. Deferred compensation expense was $26,000, $31,000 and $22,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Warrants

As of December 31, 2007, the Company had no warrants outstanding or exercisable.

9.  Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 1,700,000 shares of common stock have been reserved for issuance. Eligible employees may contribute 1% to 10% of their compensation to purchase shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates up to a maximum of 2,000 shares per purchasing period. The Purchase Plan terminates in May 2010. In fiscal 2007, 2006 and 2005, 102,200 shares, 88,500 shares, and 99,500 shares, respectively, were issued under the Purchase Plan. At December 31, 2007, 725,000 shares were available for issuance under the Purchase Plan.

As of December 31, 2007, there was $523,000 of total unrecognized compensation costs related to the Purchase Plan, which is expected to be recognized over a weighted average period of 0.70 years.

10.  Employee Retirement Savings Plan

The Company has an employee 401(k) retirement savings plan (the Plan). The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. The Plan allows eligible employees to contribute up to 50% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 5% contributed to the Plan. The Company recorded an expense of $144,000, $120,000 and $89,000 for contributions to the Plan for the years ended December 31, 2007, 2006, and 2005, respectively.

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

No customer represented more than 10% of total revenue for any year ended December 31, 2007, 2006 and 2005.

The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable. No customer represented more than 10% of gross accounts receivable at December 31, 2007 and 2006. There have been no material losses on customer receivables.

Product revenue by geographic destination as a percentage of total product revenues were as follows for the years ended December 31:

	2007	2006	2005

Domestic	87%	88%	89%
Foreign	13	12	11

12.  Related Party Sales

During the years ended December 31, 2007, 2006 and 2005, the Company sold $489,000, $518,000 and $419,000, respectively, of product to a company of which a board member of the Company is an officer. As of December 31, 2007 and 2006, the Company had an accounts receivable balance due of $72,000 and $77,000 from this related party.

13.  Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the Duett and D-Stat products) under the Thrombin-JMI® Supply Agreement entered into with King on January 9, 2007 (see footnote 14). Under the terms of the Thrombin-JMI® Supply Agreement, King agreed to manufacture and supply thrombin to the Company on a non-exclusive basis. The agreement does not contain any minimum purchase requirements. King agreed to supply the Company with such quantity of thrombin as the Company may order for use in devices not intended for sale by King in areas other than catheterization and electrophysiology laboratories, and holding and recovery rooms for such laboratories, at a fixed price throughout the term of the Thrombin-JMI® Supply Agreement as adjusted for inflation, variations in potency and other factors. The Thrombin-JMI® Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including (1) termination by King without cause anytime after the fifth anniversary of the date of the Thrombin-JMI® Supply Agreement upon five years prior written notice to the Company and (2) termination by the Company without cause anytime after the fifth anniversary of the date of the Thrombin-JMI® Supply Agreement upon five years prior written notice to King provided that the Device Supply Agreement has expired on its terms or the parties have agreed to terminate it.

13.  Dependence on Key Suppliers (Continued)

Sigma

On October 18, 2004, the Company entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to the Company. Pursuant to the terms of the Sigma agreement, the Company agreed to pay certain development costs of Sigma to allow Sigma to manufacture thrombin for the Company’s needs in manufacturing its hemostatic products. The payments are based on achievement of certain milestones over a two-year period. The Sigma agreement terminates after 10 years and is automatically extended for up to five additional successive one-year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the Sigma agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for the Company under the contract in or as a component of a hemostatic product for medical use. The Company does not have any minimum purchase requirements under the Sigma agreement; however, if the Company purchases less than three lots of thrombin in any year commencing in 2008, then (i) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use and (ii) Sigma will have the right to terminate the agreement on 30 days’ notice.

The costs and purchases incurred through December 31, 2007 and the total estimated costs and purchases for the thrombin project (including costs and purchases already incurred) are as follows:

	Incurred (as of December 31, 2007)	Total Estimated

Qualification expenses	$4.8 million	$4.8 million
Capital equipment purchases	1.0 million	1.0 million
Thrombin inventory purchases (net of thrombin expensed)	1.3 million	1.3 million
	$7.1 million	$7.1 million

14.  Commitments and Contingencies

All legal cost related to litigation are charged to operations as incurred, except settlements which are expensed when a claim is probable and estimatable.

Diomed Litigation

On March 4, 2004, the Company was named as the defendant in an intellectual property lawsuit brought by Diomed in the United States District Court for the District of Massachusetts.  The complaint requested a judgment that sales of the Company’s Vari-Lase® procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent the Company from selling the Company’s Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of the Company’s products, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007 and concluded on March 28, 2007 when the jury reached a verdict that the Company contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest. To settle Diomed’s claims for pre-judgment interest and for additional damages for sales not considered by the jury, the Company agreed to amend the judgment amount to $4,975,000 and accrued this amount together with additional costs and attorney’s fees as of June 30, 2007 in the aggregate amount of $5,690,000. The jury concluded there was no willful infringement by the Company and

14.  Commitments and Contingencies (Continued)

therefore the award is not subject to treble damages or attorneys’ fees. On April 12, 2007 the Company converted all Vari-Lase sales to the Company’s new Vari-Lase Bright TipTM fiber which features a proprietary ceramic distal tip that prevents even the possibility of the vein wall contact that was the requirement of Diomed’s sole patent claim in the litigation. On June 20, 2007 the Company posted a supersedeas bond and appealed the jury verdict to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2007 the court granted an injunction order that applies to endovenous laser therapy kits that were sold by the Company as of the trial date and any other kits that are not more than a mere colorable variation of such kits. Concerning the laser consoles, the injunction order applies only to Vari-Lase consoles of the type that were sold at the time of trial and that are not more than a mere colorable variation of such consoles and that are sold for use with the kits that are subject to the injunction. On July 11, 2007, Diomed moved for a finding that the Company’s continued sale of laser consoles is in violation of the injunction. The Company has filed a response to the motion and requested a hearing on the matter. On January 15, 2008, the Court denied Diomed’s contempt motion and ruled that the Company’s sale of laser consoles did not violate the injunction. The Company accrued a provision for litigation of $5,219,000 at December 31, 2007.

Marine Polymer Technologies, Inc.

On May 11, 2005 the Company initiated a lawsuit for slander and unfair competition against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer). In the lawsuit, the Company alleged that Marine Polymer made defamatory and disparaging statements concerning the Company’s D-Stat® Dry hemostatic bandage. The Company is seeking relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage the Company’s products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. On October 12, 2007, the Company served its expert damages report estimating damages in the range of $16.9 million to $22.9 million. Marine Polymer has brought a counter-claim against the Company including, among other claims, business defamation and product disparagement for statements allegedly made by the Company concerning Marine Polymer’s SyvekPatch®. Marine Polymer is seeking relief in the form of monetary damages, costs, disbursements and attorneys’ fees. On October 12, 2007, Marine Polymer served its expert damages report estimating damages in the range of $31.2 million to $44 million. The Company believes that Marine Polymer’s counter-claims are without merit. The lawsuit is scheduled for trial commencing on March 10, 2008 in the United States District Court for the District of Massachusetts. It is not possible to predict the timing or outcome of this litigation, or to estimate the amount or range of potential loss.

VNUS® Medical Technologies Litigation

On October 13, 2005, the Company was named as one of three defendants in an intellectual property lawsuit brought by VNUS® Medical Technologies, Inc. (VNUS) in the United States District Court for the Northern District of California. The complaint requested a judgment that the Company’s Vari-Lase procedure kit and Vari-Lase laser console infringe on four patents held by VNUS and asked for relief in the form of an injunction that would prevent the Company from selling the Company’s Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of these products, and other costs, disbursements and attorneys’ fees. VNUS has since indicated that it is not pursuing its allegation of infringement concerning one of the four patents. The Company has denied VNUS’s claims and has alleged that the VNUS patents are invalid. The expert report submitted by VNUS estimates damages from the Company’s activities at $11.9 million through the end of 2006. In certain pre-trial filings, the Court ruled that any award by the jury against the Company will not be subject to treble damages. The case has been scheduled for a jury trial commencing on June 23, 2008. The trial is anticipated to last approximately three to four weeks with a verdict to be rendered by the jury shortly after the end of the trial. It is not possible to predict the timing or outcome of this litigation, including whether it will affect our ability to sell our Vari-Lase products, or to estimate the amount or range of potential loss.

14.  Commitments and Contingencies (Continued)

From time to time, the Company is involved in legal proceedings arising in the normal course of business. As of the date of this report the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

King Agreements

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement. Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King in exchange for a one-time license fee of $6,000,000. Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for two separate $1,000,000 milestone payments; one upon the first commercial sale of Thrombi-Gel (which was received on May 31, 2007), and one upon the first commercial sale of Thrombi-Paste. The Company is amortizing the $6,000,000 license fee on a straight-line basis over 10 years. The Company is amortizing the $1,000,000 milestone payment that was received on May 31, 2007 over the remaining 10-year license period and will amortize the additional $1,000,000 milestone payment over the remaining 10-year license period when it is received.

Under the Device Supply Agreement the Company agreed to pursue a surgical indication for the use of the Thrombi-Gel and Thrombi-Paste products from the FDA. The Device Supply Agreement requires the Company to make a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of Thrombi-Gel and a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of Thrombi-Gel Paste after performing a clinical study and submitting the application. The Company believes the probability of paying these one-time payments to King is remote, and therefore has not recorded any provision for these payments.

15.  Quarterly Financial Data (Unaudited, in Thousands, Except per Share Data)

2007	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenue:
Product	$13,797	$12,529	$12,934	$12,154
License and collaboration	559	597	294	—
Total revenue	14,356	13,126	13,228	12,154

Selected costs and expenses:
Product	4,497	4,187	4,389	3,929
Collaboration	327	358	—	—
Total selected costs and expenses:	4,824	4,545	4,389	3,929

Operating income (loss)	544	(6)	660	(5,524)

Net income (loss)	518	15	695	(5,534)

Basic net income (loss) per share	$0.03	$0.00	$0.05	$(0.37)
Diluted net income (loss) per share	$0.03	$0.00	$0.04	$(0.37)

2006

Revenue:
Product	$11,492	$10,955	$10,911	$9,952
License and collaboration	—	—	—	—
Total revenue	$11,492	$10,955	$10,911	$9,952

Selected costs and expenses:
Product	3,789	3,595	3,646	3,201
Collaboration	—	—	—	—
Total selected costs and expenses:	3,789	3,595	3,646	3,201

Operating income (loss)	118	(332)	(627)	(838)

Net income (loss)	90	(368)	(653)	(855)

Basic net income (loss) per share	$0.01	$(0.02)	$(0.04)	$(0.06)
Diluted net income (loss) per share	$0.01	$(0.02)	$(0.04)	$(0.06)