Form 10-Q
period 2008-03-31
VASCULAR SOLUTIONS INC
filed 2008-04-18
CIK 1030206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The registrant had 15,749,586 shares of common stock, $.01 par value per share, outstanding as of April 11, 2008.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$5,640,000	$5,286,000
Restricted cash	5,473,000	5,473,000
Accounts receivable, net of reserves of $130,000 in 2008 and 2007, respectively	6,892,000	7,363,000
Inventories	8,655,000	8,307,000
Prepaid expenses	884,000	810,000
Total current assets	27,544,000	27,239,000

Property and equipment, net	3,630,000	3,846,000
Intangible assets, net	193,000	193,000
Total assets	$31,367,000	$31,278,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,786,000	$2,021,000
Accrued compensation	2,428,000	2,766,000
Accrued expenses	1,278,000	1,114,000
Litigation provision	5,245,000	5,219,000
Current portion of long-term debt	667,000	800,000
Current portion of deferred revenue	936,000	789,000
Total current liabilities	12,340,000	12,709,000

Long-term liabilities:
Long-term debt, net of current portion	—	67,000
Long-term deferred revenue, net of current portion.	5,511,000	5,649,000
Deferred tax liability	30,000	28,000
Total long-term liabilities	5,541,000	5,744,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 15,750,586 – 2008; 15,606,656 – 2007	158,000	156,000
Additional paid-in capital	82,840,000	82,456,000
Other	135,000	96,000
Accumulated deficit	(69,647,000)	(69,883,000)
Total shareholders’ equity	13,486,000	12,825,000
Total liabilities and shareholders’ equity	$31,367,000	$31,278,000

See accompanying notes. Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Revenue:
Product revenue	$13,737,000	$12,019,000
License and collaboration revenue	377,000	135,000
Total revenue	14,114,000	12,154,000

Product costs and operating expenses:
Cost of goods sold (1)	4,581,000	3,929,000
Collaboration expenses	181,000	—
Research and development (1)	1,467,000	1,492,000
Clinical and regulatory (1)	851,000	760,000
Sales and marketing (1)	5,212,000	4,762,000
General and administrative (1)	1,542,000	949,000
Litigation	26,000	5,675,000
Thrombin qualification	—	111,000
Total product costs and operating expenses	13,860,000	17,678,000

Operating income (loss)	254,000	(5,524,000)

Other income (expenses)
Interest income	92,000	91,000
Interest expense	(24,000)	(44,000)

Income (loss) before income taxes	322,000	(5,477,000)

Income tax expense	(87,000)	(57,000)
Net income (loss)	$235,000	$(5,534,000)

Net income (loss) per share – basic	$0.02	$(0.37)
Net income (loss) per share – diluted	$0.01	$(0.37)

(1) Includes stock-based compensation charges of:
Cost of goods sold	$72,000	$37,000
Research and development	42,000	42,000
Clinical and regulatory	45,000	23,000
Sales and marketing	198,000	97,000
General and administrative	166,000	87,000
	$523,000	$286,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Operating activities
Net income (loss)	$235,000	$(5,534,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	367,000	313,000
Stock-based compensation	523,000	286,000
Deferred compensation expense	7,000	4,000
Deferred tax liability	1,000	—
Change in allowance for doubtful accounts	—	15,000
Changes in operating assets and liabilities:
Accounts receivable	489,000	(337,000)
Inventories	(343,000)	255,000
Prepaid expenses	(73,000)	123,000
Accounts payable	(235,000)	112,000
Accrued compensation and expenses	(153,000)	5,605,000
Deferred revenue, net	9,000	5,865,000
Net cash provided by operating activities	827,000	6,707,000

Investing activities
Purchase of property and equipment, net	(148,000)	(470,000)
Net cash used in investing activities	(148,000)	(470,000)

Financing activities
Repurchase of common shares	(141,000)	—
Payment on long-term debt	(200,000)	(200,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	4,000	105,000
Net cash used in financing activities	(337,000)	(95,000)

Effect of exchange rate changes on cash and cash equivalents	12,000	20,000
Increase in cash and cash equivalents	354,000	6,162,000
Cash and cash equivalents at beginning of period	5,286,000	2,557,000
Cash and cash equivalents at end of period	$5,640,000	$8,719,000

Supplemental disclosure of cash flow
Cash paid for interest	$26,000	$45,000
Cash paid for taxes	$170,000	$—

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited financial statements of Vascular Solutions, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2007 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	Stock-Based Compensation

The Company has various types of stock-based compensation plans. These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award. Readers should refer to Notes 8 and 9 of the Company’s consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for additional information related to these stock-based compensation plans.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions:

	March 31, 2008	March 31, 2007
Employee Stock Purchase Plan:
Expected life (years)	2.00	2.00
Expected volatility	36%	40%
Dividend yield	0%	0%
Risk-free interest rate	3.48%	4.95%

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

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and alternative stock appreciation rights to employees, directors and consultants. Incentive stock options may be granted only to employees of the Company. Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants. As of March 31, 2008, the Company has reserved 5,400,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in July 2000, the Board of Directors determined the fair value of the Company’s common shares underlying the options by assessing the business progress of the Company as well as the market conditions for medical device companies and other external factors. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period. Unexercised options are canceled 90 days after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. On February 1, 2008, the Company granted additional restricted shares to employees under the Stock Option Plan. The restricted shares vest over a four-year period based on the continuation of employment.

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Balance at December 31, 2007	313,000	$8.01
Granted	169,000	6.03
Vested	(66,000)	5.51
Canceled	(4,000)	8.68
Balance at March 31, 2008	412,000	$7.62

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

As of March 31, 2008, there was $1,579,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.02 years. The Company estimates the forfeiture rate for restricted stock using a 10% forfeiture rate for key employees and a 15% forfeiture rate for non-key employees.

Stock option activity is summarized as follows:

	Plan Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2007	1,459,000	$5.74
Granted	—	—
Exercised	(4,000)	0.84
Forfeited	(1,000)	9.46
Canceled	(22,000)	10.08
Balance at March 31, 2008	1,432,000	$5.69	$2,451,000

Exercisable at March 31, 2008	1,370,000	$5.50	$2,451,000

As of March 31, 2008, there was $76,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.45 years. The total intrinsic value of options exercised was $22,000 for the three months ended March 31, 2008.

At March 31, 2008, a total of 2,537,817 shares were available for grant under the Stock Option Plan.

As of March 31, 2008, there was $204,000 of total unrecognized compensation costs related to the employee stock purchase plan, which is expected to be recognized over a weighted average period of 0.80 years.

(3)	Net Income (Loss) per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net income (loss) per share for the three months ended March 31, 2008 and 2007 is computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period. For all net loss periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding restricted stock, options and warrants is antidilutive.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

Weighted average common shares outstanding for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Weighted average shares outstanding – basic	15,413,126	15,073,973
Weighted average shares outstanding – diluted	15,838,773	15,073,973

(4)	Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation. Comprehensive income (loss) for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
	(unaudited)
Net income (loss)	$235,000	$(5,534,000)
Foreign currency translation adjustments	33,000	(13,000)
Comprehensive income (loss)	$268,000	$(5,547,000)

(5)	Revenue Recognition

In the United States and Germany, the Company sells its products directly to hospitals and clinics. Revenue is recognized in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

Effective April 1, 2008 the Company entered into a five-year distribution agreement with Nicolai, GmbH. As a result of entering into this distribution agreement, the Company will no longer maintain a direct sales force in Germany and will now sell its products through distributors in all international markets. In connection with this distribution agreement, the Company will receive four installment payments of 125,000 Euros from Nicolai, GmbH. The first of these four installment payments was due upon execution of the agreement and was received on March 14, 2008. The installment payments will be deferred and recognized ratably over the five-year term of the distribution agreement. The agreement also includes provisions whereby the Company would be required to pay Nicolai, GmbH specific amounts of money in the event the Company terminates the distribution agreement prior to the end of the five-year period. The Company has no intentions of terminating the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

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

The Company also generates revenues from license agreements and research collaborations and recognizes these revenues when earned. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, for deliverables which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: i) the delivered items have a stand-alone value to the customer; ii) the fair value of any undelivered items can be reliably determined; and iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin (SAB) 104, Revenue Recognition.

In accordance with the EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes shipping and handling revenues in net revenue, and shipping and handling costs in cost of sales.

(6)	Restricted Cash

Under an investment management agreement with Wells Fargo Bank, N.A., effective June 19, 2007, the Company has set aside $5,473,000 as restricted cash. This cash will be used to satisfy the judgment in the Diomed litigation case as more fully discussed below in footnote 11, Contingencies. The funds will be held in a Money Market account and earn interest at the current rate in effect.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(7)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	March 31, 2008	December 31, 2007
	(unaudited)

Raw materials	$4,043,000	$4,119,000
Work-in process	692,000	650,000
Finished goods	3,920,000	3,538,000
	$8,655,000	$8,307,000

(8)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At March 31, 2008 and December 31, 2007, the allowance for doubtful accounts was $80,000 and $90,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At March 31, 2008 and December 31, 2007, the sales and return allowance was $50,000 and $40,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $130,000 at both March 31, 2008 and December 31, 2007.

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

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 10% of gross accounts receivable as of either March 31, 2008 or December 31, 2007. There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for both the three month periods ended March 31, 2008 and 2007 were 85% and 86% in the United States, respectively, and 15% and 14% in international markets, respectively. No single customer represented greater than 10% of the total net revenue for the three months ended March 31, 2008 and 2007, respectively.

(10)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the D-Stat products) under a Thrombin-JMI Supply Agreement entered into with King Pharmaceuticals, Inc. (King) on January 9, 2007. Under the terms of the Thrombin-JMI Supply Agreement, King agrees to manufacture and supply thrombin to the Company on a non-exclusive basis. The agreement does not contain any minimum purchase requirements. King agrees to supply the Company with such quantity of thrombin as the Company may order for use in devices not intended for sale by King in areas other than catheterization and electrophysiology laboratories, and holding and recovery rooms for such laboratories, at a fixed price throughout the term of the Thrombin-JMI Supply Agreement as adjusted for inflation, variations in potency and other factors. The Thrombin-JMI Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including: (i) termination by King without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to the Company, and (ii) termination by the Company without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to King provided that the Device Supply Agreement has expired on its terms or the parties have agreed to terminate it.

Sigma

On October 18, 2004, the Company entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to the Company. Pursuant to the terms of the Sigma agreement, the Company agreed to pay certain development costs of Sigma to allow Sigma to manufacture thrombin for the Company’s needs in manufacturing its hemostatic products. The payments were based on the achievement of certain milestones over a two-year period and all payment obligations have been fulfilled. The Sigma agreement terminates after ten years and is automatically extended for up to five additional successive one-year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the Sigma agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for the Company under the agreement in or as a component of a hemostatic product for medical use. The Company does not have any minimum purchase requirements under the Sigma agreement; however, if the Company purchases less than three lots of thrombin in any year commencing in 2008, then (i) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use and (ii) Sigma will have the right to terminate the agreement on 30 days’ notice.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(11)	Contingencies

Diomed Inc.

On March 4, 2004, the Company was named as the defendant in an intellectual property lawsuit brought by Diomed Inc. (Diomed) in the United States District Court for the District of Massachusetts (the “Court”).  The complaint requested a judgment that sales of the Company’s Vari-Lase® procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent the Company from selling the Company’s Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of the Company’s products, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007, and concluded on March 28, 2007 when the jury reached a verdict that the Company contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest. To settle Diomed’s claims for pre-judgment interest and for additional damages for sales not considered by the jury, the Company agreed to amend the judgment amount to $4,975,000 and accrued this amount together with additional costs and attorney’s fees as of June 30, 2007 in the aggregate amount of $5,690,000. The jury concluded there was no willful infringement by the Company and therefore the award was not subject to treble damages or attorneys’ fees. On April 12, 2007 the Company converted all Vari-Lase sales to the Company’s new Vari-Lase Bright TipTM fiber which features a proprietary ceramic distal tip that prevents even the possibility of the vein wall contact that was the requirement of Diomed’s sole patent claim in the litigation. On June 20, 2007 the Company posted a supersedeas bond and appealed the jury verdict to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2007 the Court granted an injunction order that applies to endovenous laser therapy kits that were sold by the Company as of the trial date and any other kits that are not more than a mere colorable variation of such kits. Concerning the laser consoles, the injunction order applies only to Vari-Lase consoles of the type that were sold at the time of trial and that are not more than a mere colorable variation of such consoles and that are sold for use with the kits that are subject to the injunction. On July 11, 2007, Diomed moved for a finding that the Company’s continued sale of laser consoles was in violation of the injunction. The Company filed a response to the motion and requested a hearing on the matter. On January 15, 2008, the Court denied Diomed’s contempt motion and ruled that the Company’s sale of laser consoles did not violate the injunction. On April 8, 2008, the Company announced that it entered into a settlement agreement with Diomed for the purpose of resolving the lawsuit. Pursuant to the settlement agreement, (i) the Company will make a one-time payment of $3.586 million to Diomed, (ii) the Company and Diomed will jointly request that the United States Court of Appeals for the Federal Circuit dismiss the pending appeal by the Company, and (iii) Diomed will provide to the Company a satisfaction of judgment, releasing the Company from the monetary obligation of the judgment imposed by the Court in its entirety. The Company accrued a provision for litigation of $5,245,000 and $5,219,000 at March 31, 2008 and December 31, 2007, respectively.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

Marine Polymer Technologies, Inc.

On May 11, 2005 the Company initiated a lawsuit for product disparagement and false advertising against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer). In the lawsuit, the Company alleged that Marine Polymer made defamatory and disparaging statements concerning the Company’s D-Stat® Dry hemostatic bandage. The Company sought relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage the Company’s products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. Marine Polymer brought a counter-claim against the Company including, among other claims, business defamation and product disparagement for statements allegedly made by the Company concerning Marine Polymer’s SyvekPatch®. Marine Polymer sought relief in the form of monetary damages, costs, disbursements and attorneys’ fees. The trial commenced on March 24, 2008 in the United States District Court for the District of Massachusetts. At the conclusion of the trial on April 7, 2008 the jury returned a verdict in favor of the Company and against Marine Polymer for product disparagement concerning statements made regarding the safety of the Company’s D-Stat Dry hemostat product. In its verdict the jury found that Marine Polymer’s statements were false and disparaged the D-Stat Dry product and awarded the Company $4.5 million in monetary damages. The jury rejected Marine Polymer’s counterclaims in their entirety. The verdict is subject to customary post-trial motions and appeal.

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

On December 26, 2007, the Company modified and extended its secured asset-based loan and security agreement with Silicon Valley Bank dated December 31, 2003 (as previously amended December 28, 2006 and December 29, 2005), consisting of an operating line of credit and an equipment line of credit. The operating line of credit is a two-year, $10,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is the greater of prime plus 0.5% or 7.25%. As of March 31, 2008, the Company had no outstanding balance against the operating line of credit. Based on the Company’s eligible customer receivables, inventory and cash balances, $10,000,000 was available for borrowing as of March 31, 2008. The operating line of credit requires an annual fee of 0.25% of the average unused portion of the committed revolving line as determined by the bank.

The equipment line of credit is a three-year, $2,000,000 facility with an interest rate of prime plus 1.5%. On January 6, 2006, the Company executed a $2,000,000 advance on the equipment line of credit. The advance is secured by various equipment acquired by the Company during the year ended December 31, 2005. As of March 31, 2008, the Company had an outstanding balance of $667,000 on the equipment line of credit. The weighted average interest rate for the three months ended March 31, 2008 on the equipment line of credit was 7.80%.

The credit facility includes three covenants: a minimum of $10,000,000 in tangible net worth, a minimum of $3,000,000 of unrestricted cash in deposit accounts with Silicon Valley Bank and an adjusted net income for each financial reporting period. The adjusted net income covenant requires an adjusted net income greater than zero for each rolling three month period ending March 31, 2008, an adjusted net income greater than $100,000 for each subsequent rolling three month period ending June 30, 2008, and an adjusted net income greater than $500,000 for each subsequent rolling three month period thereafter. The amount required as a minimum tangible net worth will increase by an amount equal to the sum of 50% of the Company’s quarterly net profit beginning with the quarter ending March 31, 2008 and all consideration received by the Company upon the issuance of equity securities. The minimum tangible net worth requirement at March 31, 2008 was $10,122,000. The Company was in compliance with all of the covenants on March 31, 2008.

The outstanding balance of $667,000 on the equipment line of credit as of March 31, 2008 will be paid within the next twelve months.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(13)	Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48. Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. The Company has recorded a FIN 48 reserve of $512,000 at both March 31, 2008 and December 31, 2007. The impact of tax related interest and penalties is recorded as a component of income tax expense. At March 31, 2008, the Company has recorded $0 for the payment of tax related interest and there was no tax penalties or interest recognized in the statements of operations.

(14)	Reclassification

Revenue amounts relating to License and Collaboration for the three months ended March 31, 2007 have been reclassified to conform to the 2008 presentation. Total revenue remains unchanged for the three months ended March 31, 2007.

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

•	Extraction catheters, principally consisting of the Pronto® V3 extraction catheter, a mechanical system for the removal of soft thrombus from arteries,

•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,

•	Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheters, and Skyway® support catheters, and

•	Access products, principally consisting of micro-introducers, the Guardian® hemostasis valve, and guidewires used in connection with percutaneous access to the vasculature.

In 2000 we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures. In 2001, due to competitive developments in the sealing device market, we made the strategic decision to develop additional products and de-emphasize the promotion of our Duett sealing device. We have grown from net revenue of $6.2 million in 2000 solely from the Duett device to net revenue of $52.6 million in 2007, with 97% of our 2007 net revenue coming from products other than the Duett device. This increase in revenue represents a compound annual growth rate of 36% and was driven by our commitment to the research and development of multiple new devices to diagnose and treat existing and new vascular conditions.

As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices and then deliver these products directly to the physician through our direct domestic sales force and our international distribution network. We currently have in development several additional products that leverage our existing infrastructure to bring additional solutions to the interventional cardiologist and interventional radiologist. In January 2008, we launched our Thrombix® hemostatic bandage and the Pronto® LP extraction catheter. In March 2008, we launched our D-Stat® Dry Clear hemostatic bandage and GandrasTM support catheter.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2008	2007
Revenue:
Product revenue	97%	99%
License and collaboration revenue	3%	1%
Total revenue	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	32%
Collaboration expenses	1%	—
Research and development	10%	12%
Clinical and regulatory	6%	6%
Sales and marketing	37%	39%
General and administrative	11%	8%
Litigation	—	47%
Thrombin qualification	—	1%
Total product costs and operating expenses	98%	145%

Operating income (loss)	2%	(45%	)
Interest income/expense, net	—	—

Income (loss) before income taxes	2%	(45%	)
Income taxes	—	—

Net income (loss)	2%	(45%	)

The following table sets forth, for the periods indicated, net revenue by product line along with the percent change from the previous year:

	Three Months Ended March 31,
	2008		2007
	Net Revenue	Percent Change	Net Revenue	Percent Change

Hemostat products	$5,860,000	2%	$5,747,000	9%
Extraction catheters	3,358,000	20%	2,809,000	36%
Vein products	2,198,000	23%	1,792,000	24%
Specialty catheters	1,136,000	30%	875,000	27%
Access products	929,000	69%	549,000	77%
Other	256,000	4%	247,000	64%
Total product revenue	$13,737,000	14%	$12,019,000	21%
License and collaboration	377,000	179%	135,000	100%
Total revenue	$14,114,000	16%	$12,154,000	22%

Three months ended March 31, 2008, compared to three months ended March 31, 2007

Net revenue increased 16% to $14,114,000 for the quarter ended March 31, 2008 from $12,154,000 for the quarter ended March 31, 2007. The increase in net revenue was a result of double digit percentage revenue increases in four of our five product categories, in addition to the increase in license and collaboration revenue. Approximately 85% of our net revenue for the quarter ended March 31, 2008 was earned in the United States and 15% of the net revenue was earned in international markets.

Product gross profit as a percentage of net revenue was 67% for the quarters ended March 31, 2008 and March 31, 2007. We expect product gross margins to be in the range of 66% to 68% for the remainder of 2008, subject to changes in our selling mix between our lower margin products such as the Vari-Lase and Thrombi-Gel and our higher margin products such as the D-Stat Dry.

Collaboration expenses were new to our financial statements beginning in the second half of 2007 and were $181,000 for the quarter ended March 31, 2008. Collaboration expenses are the result of our collaboration revenue related to the pre-clinical and clinical work we are performing for King. We expect collaboration expenses to be approximately 1% to 3% of revenue for the remainder of 2008, depending on the collaboration revenue.

Research and development expenses decreased 2% to $1,467,000 for the quarter March 31, 2008 from $1,492,000 for the quarter ended March 31, 2007. The decrease was the result of the timing of our research and development activities. We had an increase to 21 full-time employees in Research and Development at March 31, 2008 from 20 at March 15, 2007. We expect our research and development expenses to be approximately 8% to 10% of revenue per quarter for the remainder of 2008 as we continue to pursue additional new products at an expected rate of approximately two new substantial products per year and as we continue to move our longer-term development projects forward.

Clinical and regulatory expenses increased 12% to $851,000 for the quarter ended March 31, 2008 from $760,000 for the quarter ended March 31, 2007. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. We expect clinical and regulatory expenses to be approximately 6% to 7% of revenue per quarter for the remainder of 2008.

Sales and marketing expenses increased 9% to $5,212,000 for the quarter ended March 31, 2008 from $4,762,000 for the quarter ended March 31, 2007. The primary reason for the increase in sales and marketing expenses was the increase in our U.S. direct sales force to 86 employees at March 31, 2008 compared to 83 at March 31, 2007. We do not expect to materially increase the number of field sales employees in 2008. As a result, we expect our sales and marketing expenses to be between 31% and 35% of revenue per quarter for the remainder of 2008. Sales and marketing expenses are expected to decline as a percent of revenue throughout 2008 as our revenue increases.

General and administrative expenses increased 62% to $1,542,000 for the quarter ended March 31, 2008 from $949,000 for the quarter ended March 31, 2007. The increase was principally due to higher attorneys’ fees on litigation matters as we incurred approximately $617,000 of legal fees during the first quarter related to the VNUS, Marine Polymer and Diomed litigations combined, compared to $135,000 for the quarter ended March 31, 2007. As outlined in the discussion below, the attorney fees relating to the Diomed intellectual property litigation were included in litigation expenses for the quarter ended March 31, 2007. General and administrative expenses will fluctuate during the remainder of 2008 based on developments in the pending litigation with VNUS, which is scheduled for trial commencing on June 23, 2008.

Litigation expenses were $26,000 for the quarter ended March 31, 2008 and $5,675,000 for the quarter ended March 31, 2007. The litigation expenses for the quarter ended March 31, 2008 relate entirely to interest on the Diomed intellectual property litigation verdict. The litigation expenses for the quarter ended March 31, 2007 relate to the actual Diomed intellectual property litigation verdict. These expenses consisted of the damage award of $4,100,000, plus an additional amount $875,000 we agreed to in settlement of pre-judgment interest and for additional sales not considered by the jury, plus additional costs and attorney’s incurred through March 31, 2007 (see “Legal Proceedings” in Item 1 of Part II of this Form 10-Q).

Thrombin qualification project expenses were $-0- for the quarter ended March 31, 2008 and $111,000 for the quarter ended March 31, 2007. On October 18, 2004, we entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to us. Pursuant to the terms of the agreement, we have paid for certain development costs of Sigma to allow Sigma to produce thrombin for our use. The initial contract term ends after 10 years and is automatically extended for up to five additional successive one-year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for us under the agreement in or as a component of a hemostatic product for medical use. We do not have any minimum purchase requirements under the agreement; however, if we purchase less than three lots of thrombin in any year starting in 2008 then (i) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (ii) Sigma will have the right to terminate the agreement upon 30 days notice.

The Sigma contract was part of our plan to fully qualify a second source of thrombin (in addition to the Thrombin-JMI® Supply Agreement discussed in “Agreements with King Pharmaceuticals, Inc.” in Item 1 Part 1 of our 10-K for the year ended December 31, 2007) and to bring the new thrombin through the regulatory process to be used in our hemostatic products.

We have purchased $1.7 million of thrombin from Sigma, of which we have expensed approximately $400,000 in our development work, resulting in approximately $1.3 million in inventory at March 31, 2008. This remaining Sigma thrombin is expected to be used in our hemostat products sold in international markets. We received regulatory approval in February 2008 allowing us to use the Sigma thrombin in our hemostat products sold in international markets. We expect to consume the remaining supply of Sigma thrombin in the manufacture of our hemostat products sold in international markets.

Interest expense decreased to $24,000 for the quarter ended March 31, 2008 from $44,000 for the quarter ended March 31, 2007. This decline is a direct result of a lower equipment line of credit balance due to the monthly payments being made, as well as lower interest rates.

Interest income increased to $92,000 for the quarter ended March 31, 2008 from $91,000 for the quarter ended March 31, 2007. This increase in interest income is primarily a result of our increased cash balance compared to the quarter ended March 31, 2007.

Income Taxes

Income tax expense was $87,000 for the quarter ended March 31, 2008, primarily the result of federal and state alternative minimum tax (AMT). With the exception of the year ended December 31, 2007, we have not generated any significant pre-tax income. No provision or benefit for future federal and state income taxes has been recorded for net operating losses incurred in any period since our inception because the benefits may not be realized until and if we generate sustainable taxable income. We have established a valuation allowance in the amount of the full value of our federal net operating loss, federal and state research and development credits and foreign tax losses. The adoption of FIN 48, Accounting for Uncertainty in Income Taxes, has not impacted our operating results since we have historically established a valuation allowance for the full value of our deferred assets. However, we established a FIN 48 reserve of $512,000 for the quarter ended March 31, 2008.

As of March 31, 2008, we had approximately $49.2 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of March 31, 2008, we also had federal and state research and development tax credit carryforwards of approximately $3.7 million which begin to expire in the year 2013. As of March 31, 2008, we also had a foreign tax loss carryforward of approximately $3.1 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation. We performed a section 382 “change in ownership” study during the third quarter of 2005 on our federal net operating loss carryforward, and concluded that, as of the date of the study, we would have no limitations on the net operating loss carryforward.

Liquidity and Capital Resources

We have financed substantially all of our operations since inception through the issuance of equity securities and, to a lesser extent, sales of our products. Through March 31, 2008, we have sold capital stock generating aggregate net proceeds of approximately $79.9 million. At March 31, 2008, we had $11,113,000 in cash and cash equivalents on-hand, of which $5,473,000 is restricted, compared to $10,759,000 in cash and cash equivalents at December 31, 2007.

During the quarter ended March 31, 2008, we generated $827,000 in cash from operating activities, we incurred $148,000 in capital expenditures, and we used $337,000 in financing activities. The financing activities consisted of the repurchase of our shares for income tax withholding purposes upon vesting of outstanding restricted share awards and payments made on our equipment line of credit, off-set by the sale of common stock upon the exercise of outstanding stock options. The majority of the capital expenditures were for leasehold improvements and the purchase of additional manufacturing equipment. Our generation of cash through operating activities was primarily the result of the collections on accounts receivable during the quarter ended March 31, 2008 and the receipt of $191,000 as a result of entering into a distribution agreement with Nicolai, GmbH for the sale of our products in Germany.

We currently have a combined $12 million credit facility with Silicon Valley Bank consisting of a $10 million revolving line of credit with a 24-month term that bears interest at the rate equal to the greater of prime plus 0.5% or 7.25% and is secured by a first security interest on all of our assets; and a $2 million equipment line of credit with a 36-month term that bears interest at the rate of prime plus 1.5% and is secured by a first security interest on all of our assets used as collateral for the amounts borrowed under the equipment line of credit. The credit facility includes three covenants: a minimum of $10 million in tangible net worth, a minimum of $3 million of unrestricted cash in deposit accounts with Silicon Valley Bank and an adjusted net income for each financial reporting period. The adjusted net income covenant requires an adjusted net income greater than zero for each rolling three month period ending March 31, 2008, an adjusted net income greater than $100,000 for each subsequent rolling three month period ending June 30, 2008, and an adjusted net income greater than $500,000 for each subsequent rolling three month period thereafter. The amount required as a minimum tangible net worth will increase by an amount equal to the sum of 50% of the Company’s quarterly net profit beginning with the quarter ending March 31, 2008 and all consideration received by us upon the issuance of equity securities. The minimum required tangible net worth was $10.1 million at March 31, 2008. We were in compliance with all of the covenants on March 31, 2008. As of March 31, 2008, we had no outstanding balance on the $10 million revolving line of credit with an availability of $10.0 million. As of March 31, 2008, we had a balance of $667,000 on the equipment line of credit.

The following table summarizes our contractual cash commitments as of March 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$5,853,000	$611,000	$1,522,000	$1,617,000	$2,103,000
Equipment line of credit*	667,000	667,000	—	—	—
Total contractual cash obligations	$6,520,000	$1,278,000	$1,522,000	$1,617,000	$2,103,000

* This obligation excludes interest.

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

We currently anticipate that we will continue to experience positive cash flow from our operating activities through the remainder of 2008. We currently believe that our working capital of $15.2 million at March 31, 2008 will be sufficient to meet all of our operating and capital requirements for at least the next twelve months. However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the outcome of the litigation with VNUS which is scheduled for trial commencing on June 23, 2008; the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending our patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers. We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

We also generate revenue from license agreements and research collaborations and recognize this revenue when earned. In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, for deliverables which contain multiple deliverables, we separate the deliverables into separate accounting units if they meet the following criteria: i) the delivered items have a stand-alone value to the customer; ii) the fair value of any undelivered items can be reliably determined; and iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin 104, Revenue Recognition.

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At March 31, 2008, this reserve was $50,000 compared to $40,000 at December 31, 2007. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At March 31, 2008, this reserve was $80,000 compared to $90,000 at December 31, 2007. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a one-year warranty with each product sold to us. We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one-year warranty period covered by the original equipment manufacturer. At March 31, 2008, this warranty provision was $31,000 compared to $34,000 at December 31, 2007. If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For the quarter ended March 31, 2008, we recorded a $29.0 million valuation allowance and a $512,000 reserve related to our net deferred tax assets of $29.5 million as a result of FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe”, “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with our limited operating history, the qualification of a new source of thrombin, defense of patent infringement lawsuits, adoption of our new products, lack of profitability, lack of experience with a direct sales force, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, limited manufacturing experience, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007. This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. We maintain our accounts for cash and cash equivalents principally at two major banks and one investment firm in the United States. We have a formal written investment policy that limits our investments to investments in issuers evaluated as creditworthy. We have not experienced any losses on our deposits of our cash and cash equivalents.

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivables.

During the quarter ended March 31, 2008, we sold our products in the United States and Germany directly to hospitals and clinics in the local currency. Product revenue recognized on sales in Germany represented approximately 4.8% of our total product revenue for the quarter ended March 31, 2008. Any exposure to currency exchange rates on this volume of product sales in Germany would be considered immaterial to the financial statements. Effective April 1, 2008, we are selling all products in Germany through a new distributor.

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. We expect to earn the remaining three installments of 375,000 Euros due to us per the terms of the distribution agreement with Nicolai GmbH in fiscal 2008. A change of 0.1 in the Euro exchange would result in an increase or decrease of approximately $37,000 in the amount of cash we receive.

We had $667,000 of indebtedness on our equipment line of credit as of March 31, 2008. If we were to borrow additional amounts from our revolving credit line, we would be further exposed to changes in interest rates. Advances under our revolving and equipment lines of credit bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to amounts outstanding under these lines of credit to the extent that interest rates rise. Based on our debt outstanding at March 31, 2008, a 1% increase in current market interest rates would have an impact of approximately $7,000 on an annual basis. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we will be exposed to declines in the interest rates paid on deposited funds. A 1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $105,000 on an annual basis.

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

Changes in internal controls.

During the fiscal quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 4, 2004, we were named as the defendant in an intellectual property lawsuit brought by Diomed Inc. (Diomed) in the United States District Court for the District of Massachusetts (the “Court”). The complaint requested a judgment that sales of our Vari-Lase® procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent us from selling the Company’s Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of the Company’s products, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007 and concluded on March 28, 2007 when the jury reached a verdict that we had contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest. To settle Diomed’s claims for pre-judgment interest and for additional damages for sales not considered by the jury, we agreed to amend the judgment amount to $4,975,000 and accrued this amount together with additional costs and attorney’s fees as of June 30, 2007 in the aggregate amount of $5,690,000. The jury concluded there was no willful infringement by us, and therefore the award was not subject to treble damages or attorneys’ fees. On April 12, 2007 we converted all Vari-Lase sales to our new Vari-Lase Bright TipTM fiber which features a proprietary ceramic distal tip that prevents even the possibility of the vein wall contact that was the requirement of Diomed’s sole patent claim in the litigation. On June 20, 2007 we posted a supersedeas bond and appealed the jury verdict to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2007 the Court granted an injunction order that applies to endovenous laser therapy kits that were sold by us as of the trial date and any other kits that are not more than a mere colorable variation of such kits. Concerning the laser consoles, the injunction order applies only to Vari-Lase consoles of the type that were sold at the time of trial and that are not more than a mere colorable variation of such consoles and that are sold for use with the kits that are subject to the injunction. On July 11, 2007, Diomed moved for a finding that our continued sale of laser consoles was in violation of the injunction. On January 15, 2008, the Court denied Diomed’s contempt motion and ruled that our continued sale of laser consoles did not violate the injunction. On April 8, 2008, we entered into a settlement agreement with Diomed for the purpose of resolving the lawsuit. Pursuant to the settlement agreement, (i) we will make a one-time payment of $3.586 million to Diomed, (ii) the parties shall jointly request that the United States Court of Appeals for the Federal Circuit dismiss the pending appeal by us, and (iii) Diomed shall provide to us a satisfaction of judgment, releasing us from the monetary obligation of the judgment imposed by the Court in its entirety.

On May 11, 2005 we initiated a lawsuit for product disparagement and false advertising against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer). In the lawsuit, we alleged that Marine Polymer made defamatory and disparaging statements concerning our D-Stat® Dry hemostatic bandage. We sought relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage our products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. Marine Polymer brought a counter-claim against us including, among other claims, business defamation and product disparagement for statements allegedly made by us concerning Marine Polymer’s SyvekPatch®. Marine Polymer sought relief in the form of monetary damages, costs, disbursements and attorneys’ fees. The trial commenced on March 24, 2008 in the United States District Court for the District of Massachusetts. At the conclusion of the trial, on April 7, 2008 the jury returned a verdict in our favor and against Marine Polymer for product disparagement concerning statements made regarding the safety of our D-Stat Dry hemostat product. In its verdict the jury found that Marine Polymer’s statements were false and disparaged the D-Stat Dry product and awarded us $4.5 million in monetary damages. The jury rejected Marine Polymer’s counterclaims in their entirety. The verdict is subject to customary post-trial motions and appeal.

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

During the quarter ended March 31, 2008, we repurchased shares of common stock to satisfy income tax withholding obligations upon vesting of outstanding restricted share awards with employees.

Shares purchase activity for the first quarter of fiscal 2008 was as follows:

Date	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 25, 2008	24,820	$5.68	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.2 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.1	Settlement Agreement dated April 8, 2008 between the Company and Diomed Inc. (incorporated by reference to Exhibit 10.1 to Vascular Solutions’ Form 8-K filed on April 10, 2008).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.

Dated: April 17, 2008	By:	/s/ Howard Root
Howard Root Chief Executive Officer and Director (principal executive officer and duly authorized officer)

	By:	/s/ James Hennen
James Hennen Chief Financial Officer (principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton Controller (principal accounting officer)