Form 10-Q
period 2008-06-30
VASCULAR SOLUTIONS INC
filed 2008-07-25
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes ☐  No ☒

The registrant had 15,847,843 shares of common stock, $.01 par value per share, outstanding as of July 15, 2008.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.
Consolidated Balance Sheets

	June 30, 2008	December 31, 2007

	(unaudited)	(see note)

Assets
Current assets:
Cash and cash equivalents	$5,405,000	$5,286,000
Restricted cash	—	5,473,000
Accounts receivable, net of reserves of $130,000 in both 2008 and 2007	7,342,000	7,363,000
Inventories	9,378,000	8,307,000
Prepaid expenses	749,000	810,000

Total current assets	22,874,000	27,239,000

Property and equipment, net	3,578,000	3,846,000
Intangible assets, net	193,000	193,000

Total assets	$26,645,000	$31,278,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,541,000	$2,021,000
Accrued compensation	2,536,000	2,766,000
Accrued expenses	1,034,000	1,114,000
Litigation provision	—	5,219,000
Current portion of long-term debt	467,000	800,000
Current portion of deferred revenue	937,000	789,000

Total current liabilities	7,515,000	12,709,000

Long-term liabilities:
Long-term debt, net of current portion	—	67,000
Long-term deferred revenue, net of current portion	5,297,000	5,649,000
Deferred tax liability	31,000	28,000

Total long-term liabilities	5,328,000	5,744,000

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000 Issued and outstanding shares – 15,846,343 – 2008; 15,606,656 – 2007	158,000	156,000
Additional paid-in capital	83,628,000	82,456,000
Other	131,000	96,000
Accumulated deficit	(70,115,000)	(69,883,000)

Total shareholders’ equity	13,802,000	12,825,000

Total liabilities and shareholders’ equity	$26,645,000	$31,278,000

See accompanying notes. Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(unaudited)		(unaudited)

Revenue:
Product revenue	$14,871,000	$13,069,000	$28,609,000	$25,088,000
License and collaboration revenue	367,000	159,000	744,000	294,000

Total revenue	15,238,000	13,228,000	29,353,000	25,382,000

Product costs and operating expenses:
Cost of goods sold	5,360,000	4,389,000	9,941,000	8,318,000
Collaboration expenses	187,000	—	368,000	—
Research and development	1,553,000	1,346,000	3,019,000	2,839,000
Clinical and regulatory	759,000	751,000	1,610,000	1,511,000
Sales and marketing	5,174,000	4,851,000	10,387,000	9,613,000
General and administrative	1,192,000	1,198,000	2,734,000	2,146,000
Litigation	1,457,000	15,000	1,484,000	5,690,000
Thrombin qualification	—	18,000	—	129,000

Total product costs and operating expenses	15,682,000	12,568,000	29,543,000	30,246,000

Operating income (loss)	(444,000)	660,000	(190,000)	(4,864,000)

Other income (expenses):
Interest income	48,000	107,000	140,000	198,000
Interest expense	(18,000)	(41,000)	(42,000)	(85,000)
Foreign exchange loss	(1,000)	—	(1,000)	—

Income (loss) before income taxes	(415,000)	726,000	(93,000)	(4,751,000)

Income tax expense	(53,000)	(31,000)	(140,000)	(88,000)

Net income (loss)	$(468,000)	$695,000	$(233,000)	$(4,839,000)

Net income (loss) per share – basic	$(0.03)	$0.05	$(0.02)	$(0.32)

Net income (loss) per share – diluted	$(0.03)	$0.04	$(0.02)	$(0.32)

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007

	(unaudited)
Operating activities
Net loss	$(233,000)	$(4,839,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	742,000	653,000
Stock-based compensation	879,000	659,000
Deferred compensation expense	9,000	—
Deferred tax liability	3,000	—
Loss on disposal of fixed assets	40,000	—
Change in allowance for doubtful accounts	—	35,000
Changes in operating assets and liabilities:
Accounts receivable	29,000	(707,000)
Inventories	(1,065,000)	(210,000)
Prepaid expenses	63,000	176,000
Accounts payable	519,000	650,000
Accrued compensation and expenses	(5,530,000)	4,766,000
Deferred revenue, net	(204,000)	6,706,000

Net cash provided by (used in) operating activities	(4,748,000)	7,889,000

Investing activities
Purchase of property and equipment, net	(512,000)	(865,000)
Cash deposits transferred from (to) restricted cash	5,473,000	(5,473,000)

Net cash provided by (used in) investing activities	4,961,000	(6,338,000)

Financing activities
Repurchase of common shares	(141,000)	—
Payment on long-term debt	(400,000)	(400,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	437,000	560,000

Net cash provided by (used in) financing activities	(104,000)	160,000

Effect of exchange rate changes on cash and cash equivalents	10,000	19,000

Increase in cash and cash equivalents	119,000	1,730,000
Cash and cash equivalents at beginning of period	5,286,000	2,557,000

Cash and cash equivalents at end of period	$5,405,000	$4,287,000

Supplemental disclosure of cash flow
Cash paid for interest	$46,000	$89,000

Cash paid for taxes	$232,000	$—

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The following amounts have been recognized as stock-based compensation expense in the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Stock-based compensation included in:
Cost of goods sold	$33,000	$33,000	$105,000	$70,000
Research and development	45,000	46,000	87,000	88,000
Clinical and regulatory	24,000	20,000	69,000	43,000
Sales and marketing	97,000	82,000	294,000	178,000
General and administrative	157,000	192,000	324,000	280,000

	$356,000	$373,000	$879,000	$659,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions:

	June 30, 2008	June 30, 2007

Stock Options and Awards:
Expected life (years)	5.50	5.50
Expected volatility	50%	51%
Dividend yield	0%	0%
Risk-free interest rate	2.75%	4.76%

Employee Stock Purchase Plan:
Expected life (years)	2.00	2.00
Expected volatility	35%	34%
Dividend yield	0%	0%
Risk-free interest rate	2.02%	4.81%

The Company calculates expected volatility for stock options and awards using historical volatility. The starting point for the historical period used is based on a material change in the Company’s operations that occurred in the third quarter of 2003. The Company uses a 10% forfeiture rate for key employees and a 15% forfeiture rate for non-key employees for stock options and awards. The Company calculates expected volatility for employee stock purchase plan shares using historical volatility over a two-year period. A two-year period is used to coincide with the maximum two-year offering period under the employee stock purchase plan.

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and alternative stock appreciation rights to employees, directors and consultants. Incentive stock options may be granted only to employees of the Company. Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants. As of June 30, 2008, the Company has reserved 5,400,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period. Unexercised options are canceled 90 days after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Balance at December 31, 2007	313,000	$8.01
Granted	169,000	6.03
Vested	(66,000)	5.51
Canceled	(10,000)	7.57

Balance at June 30, 2008	406,000	$7.63

As of June 30, 2008, there was $1,339,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.77 years.

Stock option activity is summarized as follows:

	Plan Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2007	1,459,000	$5.74
Granted	60,000	6.36
Exercised	(40,000)	2.19
Forfeited	(3,000)	9.44
Canceled	(32,000)	9.50

Balance at June 30, 2008	1,444,000	$5.78	$2,577,000

Exercisable at June 30, 2008	1,355,000	$5.64	$2,570,000

As of June 30, 2008, there was $141,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.42 years. The total intrinsic value of options exercised was $154,000 and $176,000 for the three and six months ended June 30, 2008.

At June 30, 2008, a total of 2,496,280 shares were available for grant under the Stock Option Plan.

As of June 30, 2008, there was $450,000 of total unrecognized compensation costs related to the employee stock purchase plan, which is expected to be recognized over a weighted average period of 0.92 years.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(3)	Net Income (Loss) per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net income (loss) per share for the three and six months ended June 30, 2008 and 2007 is computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period. For all net loss periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding restricted stock, options and warrants is antidilutive.

Weighted average common shares outstanding for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(unaudited)		(unaudited)
Weighted average shares outstanding – basic	15,501,861	15,180,925	15,470,713	15,137,504
Weighted average shares outstanding – diluted	15,501,861	15,862,176	15,470,713	15,137,504

(4)	Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation. Comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(unaudited)		(unaudited)

Net income (loss)	($ 468,000)	$695,000	($ 233,000)	($ 4,839,000)
Foreign currency translation adjustments	(7,000)	4,000	26,000	(10,000)

Comprehensive income (loss)	($ 475,000)	$699,000	($ 207,000)	($ 4,849,000)

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(5)	Revenue Recognition

In the United States the Company sells its products directly to hospitals and clinics. Revenue is recognized in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

Effective April 1, 2008 the Company entered into a five-year distribution agreement with Nicolai, GmbH. As a result of entering into this distribution agreement, the Company no longer maintains a direct sales force in Germany and will sell its products through distributors in all international markets. In connection with this distribution agreement, the Company will receive four installment payments of 125,000 Euros from Nicolai, GmbH. The first of these four installment payments was due upon execution of the agreement and received on March 14, 2008. The second milestone payment was earned on June 30, 2008 and was received by the Company on July 9, 2008. The installment payments will be deferred and recognized ratably over the five-year term of the distribution agreement. The agreement also includes provisions whereby the Company would be required to pay Nicolai, GmbH specific amounts of money in the event the Company terminates the distribution agreement prior to the end of the five-year period. The Company has no intentions of terminating the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH.

In all international markets, the Company sells its products to international distributors which subsequently resell the products to hospitals and clinics. The Company has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor. The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor. Revenue is recognized upon shipment of products to distributors following the receipt and acceptance of a distributor’s purchase order. Allowances are provided for estimated returns and warranty costs at the time of shipment.

The Company also generates revenues from license agreements and research collaborations and recognizes these revenues when earned. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, for deliverables which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin (SAB) 104, Revenue Recognition.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

In addition, the Company has reviewed the provisions of EITF Issue No. 07-01, Accounting for Collaborative Arrangements, and believes the adoption of this EITF will have no impact on the amounts recorded under these agreements.

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, the Company includes shipping and handling revenues in net revenue, and shipping and handling costs in cost of sales.

(6)	Restricted Cash

Under an investment management agreement with Wells Fargo Bank, N.A., effective June 19, 2007, the Company set aside $5,473,000 as restricted cash. This cash was used to satisfy the judgment in the Diomed, Inc. litigation case as more fully discussed below in footnote 11, Commitments and Contingencies. After the Company settled this lawsuit on April 8, 2008, the remaining restricted cash was returned to the Company on June 10, 2008 and the investment management agreement account was closed.

(7)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	June 30, 2008	December 31, 2007

	(unaudited)

Raw materials	$4,226,000	$4,119,000
Work-in process	989,000	650,000
Finished goods	4,163,000	3,538,000

	$9,378,000	$8,307,000

(8)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At June 30, 2008 and December 31, 2007, the allowance for doubtful accounts was $95,000 and $90,000, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At June 30, 2008 and December 31, 2007, the sales and return allowance was $35,000 and $40,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $130,000 at both June 30, 2008 and December 31, 2007.

(9)	Concentrations of Credit and Other Risks

In the United States the Company sells its products directly to hospitals and clinics. In all international markets, the Company sells its products to distributors who, in turn, sell to medical clinics. Loss, termination or ineffectiveness of distributors to effectively promote the Company’s product could have a material adverse effect on the Company’s financial condition and results of operations.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 10% of gross accounts receivable as of either June 30, 2008 or December 31, 2007. There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the six-month periods ended June 30, 2008 and 2007 was 87% in the United States and 13% in international markets for both periods. No single customer represented greater than 10% of the total net revenue for the six months ended June 30, 2008 or June 30, 2007.

(10)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the D-Stat products) under a Thrombin-JMI Supply Agreement entered into with King Pharmaceuticals, Inc. (King) on January 9, 2007. Under the terms of the Thrombin-JMI Supply Agreement, King agrees to manufacture and supply thrombin to the Company on a non-exclusive basis. The agreement does not contain any minimum purchase requirements. King agrees to supply the Company with such quantity of thrombin as the Company may order at a fixed price throughout the term of the Thrombin-JMI Supply Agreement as adjusted for inflation, variations in potency and other factors. The Thrombin-JMI Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including: (i) termination by King without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to the Company, and (ii) termination by the Company without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to King provided that the Device Supply Agreement, which the Company also entered into with King on January 9, 2007, has expired on its terms or the parties have agreed to terminate it.

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

(11)	Commitments and Contingencies

Diomed Inc. Litigation

On March 4, 2004, the Company was named as the defendant in an intellectual property lawsuit brought by Diomed Inc. (Diomed) in the United States District Court for the District of Massachusetts (the “Court”). The complaint requested a judgment that sales of the Company’s Vari-Lase® procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent the Company from selling the Company’s Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of the Company’s products, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007, and concluded on March 28, 2007 when the jury reached a verdict that the Company contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest. To settle Diomed’s claims for pre-judgment interest and for additional damages for sales not considered by the jury, the Company agreed to amend the judgment amount to $4,975,000 and accrued this amount together with additional costs and attorney’s fees as of June 30, 2007 in the aggregate amount of $5,690,000. The jury concluded there was no willful infringement by the Company and therefore the award was not subject to treble damages or attorneys’ fees. On April 12, 2007 the Company converted all Vari-Lase sales to the Company’s new Vari-Lase Bright TipTM fiber which features a proprietary ceramic distal tip that prevents even the possibility of the vein wall contact that was the requirement of Diomed’s sole patent claim in the litigation. On June 20, 2007 the Company posted a supersedeas bond and appealed the jury verdict to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On July 2, 2007 the Court granted an injunction order that applies to endovenous laser therapy kits that were sold by the Company as of the trial date and any other kits that are not more than a mere

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

colorable variation of such kits. Concerning the laser consoles, the injunction order applies only to Vari-Lase consoles of the type that were sold at the time of trial and that are not more than a mere colorable variation of such consoles and that are sold for use with the kits that are subject to the injunction. On July 11, 2007, Diomed moved for a finding that the Company’s continued sale of laser consoles was in violation of the injunction. The Company filed a response to the motion and requested a hearing on the matter. On January 15, 2008, the Court denied Diomed’s contempt motion and ruled that the Company’s sale of laser consoles did not violate the injunction. On April 8, 2008, the Company announced that it entered into a settlement agreement with Diomed. Pursuant to the settlement agreement, (i) on April 29, 2008, the Company made a one-time payment of $3,586,000 to Diomed, (ii) the Company and Diomed jointly dismissed the appeal with the United States Court of Appeals for the Federal Circuit, and (iii) Diomed provided to the Company a satisfaction of judgment, releasing the Company from the monetary obligations of the judgment imposed by the Court in its entirety.

Marine Polymer Technologies, Inc. Litigation

On May 11, 2005 the Company initiated a lawsuit for product disparagement and false advertising against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer). In the lawsuit, the Company alleged that Marine Polymer made defamatory and disparaging statements concerning the Company’s D-Stat® Dry hemostatic bandage. The Company sought relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage the Company’s products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. Marine Polymer brought a counter-claim against the Company including, among other claims, business defamation and product disparagement for statements allegedly made by the Company concerning Marine Polymer’s SyvekPatch®. Marine Polymer sought relief in the form of monetary damages, costs, disbursements and attorneys’ fees. The trial commenced on March 24, 2008 in the United States District Court for the District of Massachusetts. At the conclusion of the trial on April 7, 2008 the jury returned a verdict in favor of the Company and against Marine Polymer for product disparagement concerning statements made regarding the safety of the Company’s D-Stat Dry hemostat product. In its verdict, the jury found that Marine Polymer’s statements were false and disparaged the D-Stat Dry product and awarded the Company $4,500,000 in monetary damages. The jury rejected Marine Polymer’s counterclaims in their entirety. Following post trial motions, on June 30, 2008, the Court upheld the jury verdict, granted the Company’s request for a permanent injunction against Marine Polymer for the statements that the jury found were false, and added prejudgment interest on the jury verdict award in the amount of $592,124. On July 14, 2008, Marine Polymer filed a Notice of Appeal.

VNUS® Medical Technologies Litigation

On October 13, 2005, the Company was named as one of three defendants in an intellectual property lawsuit brought by VNUS® Medical Technologies, Inc. (VNUS) in the United States District Court for the Northern District of California. The complaint requested a judgment that the Company’s Vari-Lase procedure kit and Vari-Lase laser console infringe on four patents held by VNUS and asked for relief in the form of an injunction that would prevent the Company from selling the Company’s Vari-Lase products, compensatory and treble damages caused by the

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

manufacture and sale of these products, and other costs, disbursements and attorneys’ fees. VNUS subsequently indicated that it was not pursuing its allegation of infringement concerning one of the four patents. On June 2, 2008, the Company entered into a settlement agreement with VNUS for the purpose of resolving the lawsuit. Under the terms of the settlement agreement, (i) on June 4, 2008, the Company paid VNUS a royalty payment in the aggregate amount of $3,116,000 related to all Vari-Lase® products shipped within the U.S. through the end of the first quarter of 2008, (ii) the Company agreed to pay a quarterly royalty on all on-going U.S. shipments of Vari-Lase laser and kit products payable quarterly during the remaining life of the applicable patents, (iii) VNUS granted the Company a non-exclusive and non-sublicensable license to the applicable patents for use in endovenous laser therapy, and (iv) all litigation between the parties was dismissed.

From time to time, the Company is involved in legal proceedings arising in the normal course of business. As of the date of this report the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

(12)	Long-term Debt

On December 26, 2007, the Company modified and extended its secured asset-based loan and security agreement with Silicon Valley Bank dated December 31, 2003 (as previously amended December 28, 2006 and December 29, 2005), consisting of an operating line of credit and an equipment line of credit. The operating line of credit is a two-year, $10,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is the greater of prime plus 0.5% or 7.25%. As of June 30, 2008, the Company had no outstanding balance against the operating line of credit. Based on the Company’s eligible customer receivables, inventory and cash balances, $10,000,000 was available for borrowing as of June 30, 2008. The operating line of credit requires an annual fee of 0.25% of the average unused portion of the committed revolving line as determined by the bank.

The equipment line of credit is a three-year, $2,000,000 facility with an interest rate of prime plus 1.5%. On January 6, 2006, the Company executed a $2,000,000 advance on the equipment line of credit. The advance was secured by various equipment acquired by the Company during the year ended December 31, 2005. As of June 30, 2008, the Company had an outstanding balance of $467,000 on the equipment line of credit. The weighted average interest rate for the six months ended June 30, 2008 on the equipment line of credit was 7.29%. The outstanding balance of $467,000 on the equipment line of credit as of June 30, 2008 was paid in full on July 9, 2008. Following the pay-off of the equipment line of credit, the Company no longer has the ability to borrow any additional funds under the equipment line of credit portion of the credit facility.

The credit facility includes three covenants: a minimum of $10,000,000 in tangible net worth, a minimum of $3,000,000 of unrestricted cash in deposit accounts with Silicon Valley Bank and an adjusted net income for each financial reporting period. The adjusted net income covenant requires an adjusted net income greater than $100,000 for all rolling three month periods ending June 30, 2008, and an adjusted net income greater than $500,000 for each subsequent rolling three month period thereafter. The amount required as a minimum tangible net worth will increase by an amount equal to the sum of 50% of the Company’s quarterly net profit and all consideration received by the Company upon the issuance of equity securities. The minimum tangible net worth requirement at June 30, 2008 was $10,555,000. The Company was in compliance with all of the covenants as of June 30, 2008.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(13)	Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48. Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. The Company has recorded a FIN 48 reserve of $512,000 at both June 30, 2008 and December 31, 2007. The impact of tax related interest and penalties is recorded as a component of income tax expense. At June 30, 2008, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

(14)	Products and Services

The following tables set forth, for the periods indicated, net revenue by product line along with the percent change from the previous year:

	Three Months Ended June 30,
	2008		2007

	Net Revenue	Percent Change	Net Revenue	Percent Change

Hemostat products	$5,996,000	(11%)	$6,723,000	22%
Extraction catheters	3,712,000	40%	2,658,000	15%
Vein products	2,358,000	16%	2,038,000	24%
Specialty catheters	1,143,000	31%	872,000	3%
Access products	1,383,000	146%	562,000	52%
Other	279,000	29%	216,000	3%

Total product revenue	$14,871,000	14%	$13,069,000	20%

License and collaboration	367,000	131%	159,000	100%

Total revenue	$15,238,000	15%	$13,228,000	21%

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

	Six Months Ended June 30,
	2008		2007

	Net Revenue	Percent Change	Net Revenue	Percent Change

Hemostat products	$11,856,000	(5%)	$12,470,000	15%
Extraction catheters	7,070,000	29%	5,468,000	25%
Vein products	4,557,000	19%	3,830,000	24%
Specialty catheters	2,279,000	30%	1,747,000	14%
Access products	2,312,000	108%	1,111,000	63%
Other	535,000	16%	462,000	28%

Total product revenue	$28,609,000	14%	$25,088,000	20%

License and collaboration	744,000	153%	294,000	100%

Total revenue	$29,353,000	16%	$25,382,000	22%

(15)	Reclassification

Revenue amounts relating to license and collaboration for the three and six months ended June 30, 2007 have been reclassified to conform to the 2008 presentation. Total revenue remains unchanged for the three and six months ended June 30, 2007.

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

•

Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheters, Skyway® support catheters, and GopherTM support catheter and

•	Access products, principally consisting of micro-introducers, the MICRO EliteTM snare, the Guardian® hemostasis valve, and guidewires used in connection with percutaneous access to the vasculature.

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

Results of Operations

          The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Revenue:	98%	99%	97%	99%
Product revenue
License and collaboration revenue	2%	1%	3%	1%

Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	35%	33%	34%	33%
Collaboration expenses	1%	—	1%	—
Research and development	10%	10%	10%	11%
Clinical and regulatory	5%	6%	6%	6%
Sales and marketing	34%	37%	36%	38%
General and administrative	8%	9%	9%	8%
Litigation	10%	—	5%	22%
Thrombin qualification	—	—	—	1%

Total product costs and operating expenses	103%	95%	101%	119%

Operating income (loss)	(3%)	5%	(1%)	(19%)
Other income and expenses, net	—	—	—	—

Income (loss) before income taxes	(3%)	5%	(1%)	(19%)
Income taxes	—	—	—	—

Net income (loss)	(3%)	5%	(1%)	(19%)

Three and six months ended June 30, 2008, compared to three and six months ended June 30, 2007

          Net revenue increased 15% to $15,238,000 for the quarter ended June 30, 2008 from $13,228,000 for the quarter ended June 30, 2007. The increase in net revenue was a result of double digit percentage revenue increases in four of our five product categories. Approximately 88% of our net revenue for the second quarter ended June 30, 2008 was from sales to customers in the United States and 12% of the net revenue was from sales to customers in international markets. Net revenue increased 16% to $29,353,000 for the six months ended June 30, 2008 from $25,382,000 for the six months ended June 30, 2007. Approximately 87% of our net revenue for the six months ended June 30, 2008 was from sales to customers in the United States and 13% of the net revenue was from sales to customers in international markets.

          Gross margin across all product lines declined to 64% for the quarter ended June 30, 2008 from 66% for the quarter ended June 30, 2007. We expect gross margins to be in the range of 64% to 66% for the remainder of 2008, subject to changes in our selling mix between our lower margin products such as the Vari-Lase and products sold to King and our higher margin products such as the D-Stat Dry. Gross margin across all product lines declined to 65% for the six months ended June 30, 2008 from 67% for the six months ended June 30, 2007.

          Research and development expenses increased 15% to $1,553,000 for the quarter ended June 30, 2008 from $1,346,000 for the quarter ended June 30, 2007. Research and development expenses increased 6% to $3,019,000 for the six months ended June 30, 2008 from $2,839,000 for the six months ended June 30, 2007. The increase was the result of our continued emphasis on investment in new products, including an increase to 21 full-time employees in Research and Development at June 30, 2008 from 20 at June 30, 2007. We expect our research and development expenses to be approximately 9% to 10% of revenue per quarter for the second half of 2008 as we continue to pursue additional new products at an expected rate of between two and four new products per year and as we continue to move our longer-term development projects forward.

          Clinical and regulatory expenses increased 1% to $759,000 for the quarter ended June 30, 2008 from $751,000 for the quarter ended June 30, 2007. Clinical and regulatory expenses increased 7% to $1,610,000 for the six months ended June 30, 2008 from $1,511,000 for the six months ended June 30, 2007. The increase was the result of increased activity in two clinical studies we have in process. Clinical and regulatory expenses fluctuate due to the timing of clinical and marketing studies. We expect clinical and regulatory expenses to be approximately 5% to 6% of revenue per quarter for the second half of 2008.

          Sales and marketing expenses increased 7% to $5,174,000 for the quarter ended June 30, 2008 from $4,851,000 for the quarter ended June 30, 2007. Sales and marketing expenses increased 8% to $10,387,000 for the six months ended June 30, 2008 from $9,613,000 for the six months ended June 30, 2007. The primary reason for the increase in sales and marketing expenses was the increase in commissions paid to our direct sales force as a result of achieving certain revenue milestones. We do not expect to materially increase the number of field sales employee in 2008. As a result, we expect our sales and marketing expenses to be between 30% and 33% of revenue per quarter for the second half of 2008. Sales and marketing expenses are expected to decline as a percent of revenue as our revenue increases.

          General and administrative expenses decreased 1% to $1,192,000 for the quarter ended June 30, 2008 from $1,198,000 for the quarter ended June 30, 2007. General and administrative expenses increased 27% to $2,734,000 for the six months ended June 30, 2008 from $2,146,000 for the six months ended June 30, 2007. The decrease in the second quarter of 2008 was the result of lower legal fees as substantially all outstanding litigation matters have been resolved. The increase for the six months ended June 30, 2008 was principally due to an increase in legal fees relating to litigation with Marine Polymer and VNUS as discussed in Note 11 to the financial statements. We expect general and administrative expenses to be approximately 7% to 8% of revenue per quarter for the second half of 2008.

          Litigation expenses were $1,457,000 for the quarter ended June 30, 2008, and $1,484,000 for the six months ended June 30, 2008. During the quarter ended June 30, 2008 we recorded a litigation gain of $1,659,000 and we recorded litigation expense of $3,116,000 following the settlement agreements reached with Diomed and VNUS. For a complete discussion see Note 11 to the financial statements.

          Thrombin qualification expenses were $-0- for the quarter ended June 30, 2008 compared to $18,000 for the quarter ended June 30, 2007. Thrombin qualification expenses were $-0- for the six months ended June 30, 2008 compared to $129,000 for the six months ended June 30, 2007. On October 18, 2004, we entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to us. Pursuant to the terms of the agreement, we agreed to pay certain development costs of Sigma necessary for Sigma to produce thrombin. The initial contract term ends after ten years and is automatically extended for up to five additional successive one-year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for us under the agreement in or as a component of a hemostatic product for medical use. We do not have any minimum purchase requirements under the agreement; however, if we purchase less than three lots of thrombin in any year commencing in 2008 then (i) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (ii) Sigma will have the right to terminate the agreement upon 30 days’ notice.

          The Sigma contract was part of our plan to qualify a second source of thrombin (in addition to the Thrombin-JMI® Supply Agreement discussed in above Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q) and to bring the new thrombin through the regulatory process to be used in our hemostatic products. We have purchased $1.7 million of thrombin from Sigma, of which we have expensed approximately $400,000 in our development work. We received regulatory approval in February 2008 allowing us to use the Sigma thrombin in our hemostat products sold in international markets. In the second quarter of 2008 we began using Sigma thrombin in the manufacture of our international hemostat products and have consumed $100,000 to date, resulting in approximately $1.2 million in inventory at June 30, 2008. We expect to consume the remaining supply of Sigma thrombin in the manufacture of our hemostat products sold in international markets prior to its expiration.

          Interest expense decreased to $18,000 for the quarter ended June 30, 2008 from $41,000 for the quarter ended June 30, 2007. Interest expense decreased to $42,000 for the six months ended June 30, 2007 from $85,000 for the six months ended June 30, 2007. This decline is a direct result of a lower equipment line of credit balance due to the monthly payments being made, as well as lower interest rates.

          Interest income decreased to $48,000 for the quarter ended June 30, 2008 from $107,000 for the quarter ended June 30, 2007. Interest income decreased to $140,000 for the six months ended June 30, 2008 from $198,000 for the six months ended June 30, 2007. This decrease in interest income is primarily a result of the lower cash balance being maintained following the payments made in settlement of the Diomed litigation and VNUS litigation.

Income Taxes

          Income tax expense was $53,000 for the quarter ended June 30, 2008, and $140,000 for the six months ended June 30, 2008, primarily the result of federal and state alternative minimum tax (AMT). With the exception of the year ended December 31, 2007, we have not generated any significant pre-tax income. No provision or benefit for future federal and state income taxes has been recorded for net operating losses incurred in any period since our inception because the benefits may not be realized until we generate sustainable taxable income. We have established a valuation allowance in the amount of the full value of our federal net operating loss, federal and state research and development credits and foreign tax losses. The adoption of FIN 48has not impacted our operating results since we have historically established a valuation allowance for the full value of our deferred assets. However, we established a FIN 48 reserve of $512,000 for the six months ended June 30, 2008.

          As of June 30, 2008, we had approximately $49.2 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of June 30, 2008, we also had federal and state research and development tax credit carryforwards of approximately $3.7 million which begin to expire in the year 2013. As of June 30, 2008, we also had a foreign tax loss carryforward of approximately $3.1 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation. We performed a section 382 “change in ownership” study during the third quarter of 2005 on our federal net operating loss carryforward, and concluded that, as of the date of the study, we would have no limitations on the net operating loss carryforward.

Liquidity and Capital Resources

          We have financed substantially all of our operations since inception through the issuance of equity securities and sales of our products. Through June 30, 2008, we have sold capital stock generating aggregate net proceeds of approximately $80.4 million. At June 30, 2008, we had $5,405,000 in cash and cash equivalents on-hand, compared to $10,759,000 in cash and cash equivalents at December 31, 2007.

          During the six months ended June 30, 2008, we used $4,748,000 in cash for operating activities, we generated $4,961,000 in cash from investing activities, and we used $104,000 in cash for financing activities. The financing activities consisted of the repurchase of our shares for income tax withholding purposes upon vesting of outstanding restricted share awards and payments made on our equipment line of credit, off-set by the sale of common stock upon the exercise of outstanding stock options. The majority of the cash generated by investing activities was the result of transferring $5,473,000 from restricted cash to cash, which was used to make the settlement payment to Diomed. Capital expenditures of $512,000 were incurred, relating primarily to the purchase of additional manufacturing equipment and additional research and development equipment. Our cash usage through operating activities was primarily the result of settlement payments made to Diomed and VNUS, and for additional purchases of inventory.

          We have a combined $12 million credit facility with Silicon Valley Bank consisting of a $10 million revolving line of credit with a 24-month term that bears interest at the rate equal to the greater of prime plus 0.5% or 7.25% and is secured by a first security interest on all of our assets; and a $2 million equipment line of credit with a 36-month term that bears interest at the rate of prime plus 1.5% and is secured by a first security interest on all of our assets used as collateral for the amounts borrowed under the equipment line of credit. The credit facility includes three covenants: a minimum of $10 million in tangible net worth, a minimum of $3 million of unrestricted cash in deposit accounts with Silicon Valley

Bank and an adjusted net income for each financial reporting period. The adjusted net income covenant requires an adjusted net income greater than $100,000 for each subsequent rolling three month period ending June 30, 2008, and an adjusted net income greater than $500,000 for each subsequent rolling three month period thereafter. The amount required as a minimum tangible net worth will increase by an amount equal to the sum of 50% of the Company’s quarterly net profit and all consideration received by us upon the issuance of equity securities. The minimum required tangible net worth was $10.6 million at June 30, 2008. We were in compliance with all of the covenants on June 30, 2008. As of June 30, 2008, we had no outstanding balance on the $10 million revolving line of credit and an availability of $10 million. As of June 30, 2008, we had a balance of $467,000 on the equipment line of credit, which was paid in full on July 9, 2008. Following the pay-off of the equipment line of credit, we no longer have the ability to borrow any additional funds under the $2 million credit facility.

          The following table summarizes our contractual cash commitments as of June 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Facility operating leases	$5,749,000	$694,000	$1,534,000	$1,628,000	$1,893,000
Equipment line of credit*	467,000	467,000	—	—	—

Total contractual cash obligations	$6,216,000	$1,161,000	$1,534,000	$1,628,000	$1,893,000

           * This obligation excludes interest.

          We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

          We currently anticipate that we will continue to experience positive cash flow from our operating activities through the remainder of 2008. We currently believe that our working capital of $15.4 million at June 30, 2008 will be sufficient to meet all of our operating and capital requirements for at least the next twelve months. However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending our patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

          We also generate revenue from license agreements and research collaborations and recognize this revenue when earned. In accordance with EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, for deliverables which contain multiple deliverables, we separate the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily SAB 104.

          We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At June 30, 2008, this reserve was $35,000 compared to $40,000 at December 31, 2007. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At June 30, 2008, this reserve was $95,000 compared to $90,000 at December 31, 2007. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

          We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a one-year warranty with each product sold to us. We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one-year warranty period covered by the original equipment manufacturer. At June 30, 2008, this warranty provision was $33,000 compared to $34,000 at December 31, 2007. If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

          The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For the quarter ended June 30, 2008, we recorded a $29.0 million valuation allowance and a $512,000 reserve related to our net deferred tax assets of $29.5 million as a result of FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

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

          During the six months ended June 30, 2008, we sold our products in the United States and Germany directly to hospitals and clinics in the local currency. Product revenue recognized on sales in Germany represented approximately 2.3% of our total product revenue for the six months ended June 30, 2008. Any exposure to currency exchange rates on this volume of product sales in Germany would be considered immaterial to the financial statements. Effective April 1, 2008, we began selling all products in Germany through our distributor Nicolia, GmbH. The sale of our products to Nicolia is transacted in Euros.

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

          We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. We expect to earn the remaining two installments of 125,000 Euros each due to us pursuant to the terms of the distribution agreement with Nicolai GmbH in fiscal 2008. A change of 0.1 in the Euro exchange would result in an increase or decrease of approximately $25,000 in the amount of cash we receive in installments and payment on accounts receivable from Nicolai GmbH. Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

          We had $467,000 of indebtedness on our equipment line of credit as of June 30, 2008. If we were to borrow additional amounts from our revolving credit line, we would be further exposed to changes in interest rates. Advances under our revolving and equipment lines of credit bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to amounts outstanding under these lines of credit to the extent that interest rates rise. Based on our debt outstanding at June 30, 2008, a 1% increase in current market interest rates would have an impact of approximately $5,000 on an annual basis. This specific risk was mitigated in July 2008 following the pay-off in full of the equipment line of credit. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we will be exposed to declines in the interest rates paid on deposited funds. A 1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $54,000 on an annual basis.

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

Changes in internal controls.

          During the fiscal quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          The legal proceedings as described in Note 11 to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q are incorporated with this Item 1 of Part II by reference.

Item 1A.	Risk Factors

          We do not have material changes to our risk factors as set forth under Item 1A of Part I of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

          Our annual meeting of shareholders was held on April 22, 2008, at which time (1) seven nominees were elected to the Board of Directors for one-year terms, and (2) the appointment of Virchow, Krause & Company, LLP as our independent registered public accounting firm was ratified. We solicited proxies pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s solicitations. All nominees for directors as listed in the proxy statement were elected.

          The voting results were as follows:

	For	Against	Withheld	Broker Non-Vote

Election of Directors:
Jon Erb	14,488,715	—	181,719	—
Michael Kopp	14,490,412	—	180,019	—
Richard Nigon	14,342,557	—	327,874	—
Paul O’Connell	14,490,412	—	180,019	—
Howard Root	13,588,161	—	1,082,270	—
Jorge Saucedo	14,490,312	—	180,119	—
Charmaine Sutton	14,490,662	—	179,769	—

Approval of Independent Registered Public Accounting Firm:	14,561,537	63,124	45,770	—

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Amended and Restated Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 of Vascular Solutions’ Form 8-k dated October 19, 2007.
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.1	Settlement Agreement dated April 8, 2008 between the Company and Diomed Inc. (incorporated by reference to Exhibit 10.1 to Vascular Solutions’ Form 8-K filed on April 10, 2008)
10.2*	Settlement Agreement dated June 2, 2008 between VNUS Medical Technologies, Inc. and AngioDynamics, Inc. and Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit has been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.
Date: July 25, 2008	By:	/s/ Howard Root

Howard Root
Chief Executive Officer and Director
(principal executive officer and duly authorized officer)

	By:	/s/ James Hennen

James Hennen
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton

Timothy Slayton
Controller
(principal accounting officer)