Form 10-Q
period 2008-09-30
VASCULAR SOLUTIONS INC
filed 2008-10-22
CIK 1030206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The registrant had 15,840,419 shares of common stock, $.01 par value per share, outstanding as of October 15, 2008.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$5,598,000	$5,286,000
Restricted cash	—	5,473,000
Accounts receivable, net of reserves of $130,000 in both 2008 and 2007	7,685,000	7,363,000
Inventories	10,640,000	8,307,000
Prepaid expenses	1,378,000	810,000
Total current assets	25,301,000	27,239,000

Property and equipment, net	3,709,000	3,846,000
Intangible assets, net	193,000	193,000
Total assets	$29,203,000	$31,278,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,813,000	$2,021,000
Accrued compensation.	2,894,000	2,766,000
Accrued expenses	1,306,000	1,114,000
Litigation provision	—	5,219,000
Current portion of long-term debt	—	800,000
Current portion of deferred revenue	934,000	789,000
Total current liabilities	7,947,000	12,709,000

Long-term liabilities:
Long-term debt, net of current portion	—	67,000
Long-term deferred revenue, net of current portion	5,276,000	5,649,000
Deferred tax liability	32,000	28,000
Total long-term liabilities	5,308,000	5,744,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 15,840,419 – 2008; 15,606,656 – 2007	158,000	156,000
Additional paid-in capital	84,101,000	82,456,000
Other	83,000	96,000
Accumulated deficit	(68,394,000)	(69,883,000)
Total shareholders’ equity	15,948,000	12,825,000
Total liabilities and shareholders’ equity	$29,203,000	$31,278,000

See accompanying notes.

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue:
Product revenue	$15,089,000	$12,529,000	$43,698,000	$37,617,000
License and collaboration revenue	376,000	597,000	1,120,000	891,000
Total revenue	15,465,000	13,126,000	44,818,000	38,508,000

Product costs and operating expenses
Cost of goods sold	5,130,000	4,187,000	15,071,000	12,505,000
Collaboration expenses.	138,000	358,000	506,000	358,000
Research and development	1,530,000	1,160,000	4,550,000	3,998,000
Clinical and regulatory	792,000	813,000	2,402,000	2,324,000
Sales and marketing	5,090,000	4,838,000	15,477,000	14,451,000
General and administrative	1,037,000	1,695,000	3,771,000	3,842,000
Litigation	—	74,000	1,484,000	5,764,000
Thrombin qualification	—	7,000	—	136,000
Total product costs and operating expenses	13,717,000	13,132,000	43,261,000	43,378,000

Operating income (loss)	1,748,000	(6,000)	1,557,000	(4,870,000)

Other income (expenses):
Interest income.	28,000	126,000	168,000	324,000
Interest expense	(10,000)	(35,000)	(52,000)	(120,000)
Foreign exchange loss	(22,000)	—	(22,000)	—

Income (loss) before income taxes	1,744,000	85,000	1,651,000	(4,666,000)

Income tax expense	(22,000)	(70,000)	(162,000)	(158,000)
Net income (loss)	$1,722,000	$15,000	$1,489,000	$(4,824,000)

Net income (loss) per share – basic	$0.11	$0.00	$0.10	$(0.32)
Net income (loss) per share – diluted	$0.11	$0.00	$0.09	$(0.32)

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Operating activities
Net income (loss)	$1,489,000	$(4,824,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,127,000	1,014,000
Stock-based compensation	1,332,000	1,076,000
Deferred compensation expense	9,000	(3,000)
Deferred tax liability	4,000	27,000
Loss on disposal of fixed assets	24,000	6,000
Change in allowance for doubtful accounts	—	15,000
Changes in operating assets and liabilities:
Accounts receivable	(315,000)	(269,000)
Inventories	(2,327,000)	(1,081,000)
Prepaid expenses	(567,000)	66,000
Accounts payable	792,000	447,000
Accrued compensation and expenses	(4,900,000)	5,437,000
Deferred revenue, net	(229,000)	6,529,000
Net cash provided by (used in) operating activities	(3,561,000)	8,440,000

Investing activities
Purchase of property and equipment, net	(1,013,000)	(1,167,000)
Cash deposits transferred from (to) restricted cash	5,473,000	(5,473,000)
Net cash provided by (used in) investing activities	4,460,000	(6,640,000)

Financing activities
Repurchase of common shares	(153,000)	—
Payment on long-term debt	(867,000)	(600,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	468,000	640,000
Net cash provided by (used in) financing activities.	(552,000)	40,000

Effect of exchange rate changes on cash and cash equivalents	(35,000)	36,000
Increase in cash and cash equivalents	312,000	1,876,000
Cash and cash equivalents at beginning of period	5,286,000	2,557,000
Cash and cash equivalents at end of period	$5,598,000	$4,433,000

Supplemental disclosure of cash flow
Cash paid for interest	$59,000	$125,000
Cash paid for taxes	$241,000	$—

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

The following amounts have been recognized as stock-based compensation expense in the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation included in:
Cost of goods sold	$53,000	$34,000	$158,000	$104,000
Research and development	74,000	65,000	161,000	153,000
Clinical and regulatory	32,000	23,000	101,000	67,000
Sales and marketing	156,000	116,000	451,000	294,000
General and administrative	138,000	179,000	461,000	458,000
	$453,000	$417,000	$1,332,000	$1,076,000

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock-based awards with the following weighted average assumptions:

	September 30,
	2008	2007
Stock Options and Awards:
Expected life (years)	5.50	5.50
Expected volatility	50%	50%
Dividend yield	0%	0%
Risk-free interest rate	2.75%	4.50%

Employee Stock Purchase Plan:
Expected life (years)	2.00	2.00
Expected volatility	35%	34%
Dividend yield	0%	0%
Risk-free interest rate	2.02%	4.38%

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

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and alternative stock appreciation rights to employees, directors and consultants. Incentive stock options may be granted only to employees of the Company. Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants. As of September 30, 2008, the Company has reserved 5,400,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date. The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period. Unexercised options are canceled 90 days after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. On February 1 and July 25, 2008, the Company granted additional restricted shares to employees under the Stock Option Plan. The restricted shares vest over a four-year period based on the continuation of employment.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Balance at December 31, 2007	313,000	$8.01
Granted	171,000	6.05
Vested	(71,000)	5.50
Canceled	(36,000)	7.76
Balance at September 30, 2008	377,000	$7.65

As of September 30, 2008, there was $1,109,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.55 years.

Stock option activity is summarized as follows:

	Plan Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2007	1,459,000	$5.74
Granted	60,000	6.36
Exercised	(59,000)	2.01
Forfeited	(5,000)	9.45
Canceled	(68,000)	9.53
Balance at September 30, 2008	1,387,000	$5.75	$3,283,000

Exercisable at September 30, 2008	1,329,000	$5.64	$3,245,000

As of September 30, 2008, there was $67,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.31 years. The total intrinsic value of options exercised was $115,000 and $291,000 for the three and nine months ended September 30, 2008.

At September 30, 2008, a total of 2,563,337 shares were available for grant under the Stock Option Plan.

As of September 30, 2008, there was $299,000 of total unrecognized compensation costs related to the employee stock purchase plan, which is expected to be recognized over a weighted average period of 0.70 years.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(3)	Net Income (Loss) per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net income (loss) per share for the three and nine months ended September 30, 2008 and 2007 is computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted net income per share is computed by dividing income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period. For all net loss periods presented, diluted loss per share is the same as basic loss per share because the effect of outstanding restricted stock, options and warrants is antidilutive.

Weighted average common shares outstanding for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Weighted average shares outstanding – basic	15,580,748	15,259,957	15,517,182	15,191,193
Weighted average shares outstanding – diluted	16,043,957	15,843,850	15,885,292	15,191,193

(4)	Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation. Comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Net income (loss)	$1,722,000	$15,000	$1,489,000	$(4,824,000)
Foreign currency translation adjustments	(48,000)	34,000	(22,000)	24,000
Comprehensive income (loss)	$1,674,000	$49,000	$1,467,000	$(4,800,000)

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(5)	Revenue Recognition

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

Effective April 1, 2008 the Company entered into a five-year distribution agreement with Nicolai, GmbH. As a result of entering into this distribution agreement, the Company no longer maintains a direct sales force in Germany. In connection with this distribution agreement, the Company is expected to receive four installment payments of 125,000 Euros from Nicolai, GmbH. The first of these four installment payments was due upon execution of the agreement and was received on March 14, 2008. The second installment payment was earned on June 30, 2008 and was received by the Company on July 9, 2008. The third installment payment was earned on September 30, 2008 and was received by the Company on October 3, 2008. The installment payments are deferred and recognized ratably over the five-year term of the distribution agreement. The agreement also includes provisions requiring the Company to pay Nicolai, GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term. The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH.

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

Under an investment management agreement with Wells Fargo Bank, N.A., effective June 19, 2007, the Company set aside $5,473,000 as restricted cash in connection with the judgment in the Diomed, Inc. litigation case as more fully discussed below in footnote 11, Commitments and Contingencies. Upon settlement of the lawsuit on April 8, 2008, a portion of the restricted cash was paid to the bankruptcy estate of Diomed and the remaining restricted cash was returned to the Company on June 10, 2008 and the account was closed.

(7)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	September 30, 2008	December 31, 2007
	(unaudited)

Raw materials	$4,772,000	$4,119,000
Work-in process	934,000	650,000
Finished goods	4,934,000	3,538,000
	$10,640,000	$8,307,000

(8)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At September 30, 2008 and December 31, 2007, the allowance for doubtful accounts was $100,000 and $90,000, respectively.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At September 30, 2008 and December 31, 2007, the sales and return allowance was $30,000 and $40,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $130,000 at both September 30, 2008 and December 31, 2007.

(9)	Concentrations of Credit and Other Risks

In the United States the Company sells its products directly to hospitals and clinics. In all international markets, the Company sells its products to distributors who, in turn, sell to medical clinics. Loss, termination or ineffectiveness of distributors to effectively promote the Company’s products could have a material adverse effect on the Company’s financial condition and results of operations.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 10% of gross accounts receivable as of either September 30, 2008 or December 31, 2007. There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the nine-month periods ended September 30, 2008 and 2007 was 87% in the United States and 13% in international markets for both periods. No single customer represented greater than 10% of the total net revenue for the nine months ended September 30, 2008 or 2007.

(10)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the D-Stat products) under a Thrombin-JMI Supply Agreement entered into with King Pharmaceuticals, Inc. (King) on January 9, 2007. Under the terms of the Thrombin-JMI Supply Agreement, King agrees to manufacture and supply thrombin to the Company on a non-exclusive basis. The Thrombin-JMI Supply Agreement does not contain any minimum purchase requirements. King agrees to supply the Company with such quantity of thrombin as the Company may order at a fixed price throughout the term of the Thrombin-JMI Supply Agreement as adjusted for inflation, variations in potency and other factors. The Thrombin-JMI Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including: (i) termination by King without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to the Company, and (ii) termination by the Company without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to King provided that the Device Supply Agreement, which the Company also entered into with King on January 9, 2007, has expired on its terms or the parties have agreed to terminate it.

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

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

Marine Polymer Technologies, Inc. Litigation

On May 11, 2005 the Company initiated a lawsuit for product disparagement and false advertising against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer). In the lawsuit, the Company alleged that Marine Polymer made defamatory and disparaging statements concerning the Company’s D-Stat® Dry hemostatic bandage. The Company sought relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage the Company’s products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. Marine Polymer brought a counter-claim against the Company including, among other claims, business defamation and product disparagement for statements allegedly made by the Company concerning Marine Polymer’s SyvekPatch®. Marine Polymer sought relief in the form of monetary damages, costs, disbursements and attorneys’ fees. The trial commenced on March 24, 2008 in the United States District Court for the District of Massachusetts. At the conclusion of the trial on April 7, 2008 the jury returned a verdict in favor of the Company and against Marine Polymer for product disparagement concerning statements made regarding the safety of the Company’s D-Stat Dry hemostat product. In its verdict, the jury found that Marine Polymer’s statements were false and disparaged the D-Stat Dry product and awarded the Company $4,500,000 in monetary damages. The jury rejected Marine Polymer’s counterclaims in their entirety. Following post trial motions, on June 30, 2008, the Court upheld the jury verdict, granted the Company’s request for a permanent injunction against Marine Polymer for the statements that the jury found were false, and added prejudgment interest on the jury verdict award in the amount of $592,124. On July 14, 2008, Marine Polymer filed a Notice of Appeal. On October 17, 2008, Marine Polymer filed an appeal brief in which it challenges the verdict in favor of the Company’s claims. Marine Polymer in not appealing the Court’s rejection of its counter claims against the Company.

VNUS® Medical Technologies Litigation

On October 13, 2005, the Company was named as one of three defendants in an intellectual property lawsuit brought by VNUS® Medical Technologies, Inc. (VNUS) in the United States District Court for the Northern District of California. The complaint requested a judgment that the Company’s Vari-Lase procedure kit and Vari-Lase laser console infringe on four patents held by VNUS and asked for relief in the form of an injunction that would prevent the Company from selling the Company’s Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of these products, and other costs, disbursements and attorneys’ fees. VNUS subsequently indicated that it was not pursuing its allegation of infringement concerning one of the four patents. On June 2, 2008, the Company entered into a settlement agreement with VNUS for the purpose of resolving the lawsuit. Under the terms of the settlement agreement, (i) on June 4, 2008, the Company paid VNUS a royalty payment in the aggregate amount of $3,116,000 related to all Vari-Lase® products shipped within the United States through the end of the first quarter of 2008, (ii) the Company agreed to pay a quarterly royalty on all on-going U.S. shipments of Vari-Lase laser and kit products payable quarterly during the remaining life of the applicable patents, (iii) VNUS granted the Company a non-exclusive and non-sublicensable license to the applicable patents for use in endovenous laser therapy, and (iv) all litigation between the parties was dismissed.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

From time to time, the Company is involved in legal proceedings arising in the normal course of business. As of the date of this report the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

(12)	Long-term Debt

On December 26, 2007, the Company modified and extended its secured asset-based loan and security agreement with Silicon Valley Bank dated December 31, 2003 (as previously amended December 28, 2006 and December 29, 2005), consisting of an operating line of credit and an equipment line of credit. The operating line of credit is a two-year, $10,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is the greater of prime plus 0.5% or 7.25%. As of September 30, 2008, the Company had no outstanding balance against the operating line of credit. Based on the Company’s eligible customer receivables, inventory and cash balances, $10,000,000 was available for borrowing as of September 30, 2008. The operating line of credit requires an annual fee of 0.25% of the average unused portion of the committed revolving line as determined by the bank.

The equipment line of credit was paid in full on July 9, 2008 and the Company no longer has the ability to borrow any additional funds under the equipment line of credit portion of the credit facility.

The credit facility includes three covenants: a minimum of $10,000,000 in tangible net worth, a minimum of $3,000,000 of unrestricted cash in deposit accounts with Silicon Valley Bank and an adjusted net income for each financial reporting period. The adjusted net income covenant requires an adjusted net income greater than $500,000 for each rolling three month period for the remaining term of the agreement. The amount required as a minimum tangible net worth will increase by an amount equal to the sum of 50% of the Company’s quarterly net profit and all consideration received by the Company upon the issuance of equity securities. The minimum tangible net worth requirement at September 30, 2008 was $11,447,000. The Company was in compliance with all of the covenants as of September 30, 2008.

(13)	Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48. Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. The Company has recorded a FIN 48 reserve of $512,000 at both September 30, 2008 and December 31, 2007. The impact of tax related interest and penalties is recorded as a component of income tax expense. At September 30, 2008, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

VASCULAR SOLUTIONS, INC.

Notes to Unaudited Consolidated Financial Statements-Continued

(14)	Products and Services

The following tables set forth, for the periods indicated, net revenue by product line along with the percent change from the previous year:

	Three Months Ended September 30,
	2008			2007
	Net Revenue	Percent Change		Net Revenue	Percent Change

Hemostat products	$5,777,000	( 4%	)	$6,012,000	10%
Extraction catheters	3,842,000	45%		2,648,000	16%
Vein products	2,425,000	14%		2,134,000	15%
Specialty catheters	1,120,000	53%		734,000	3%
Access products	1,620,000	106%		787,000	88%
Other	305,000	43%		214,000	( 5%	)

Total product revenue	$15,089,000	21%		$12,529,000	14%

License and collaboration	376,000	(37%	)	597,000	100%

Total revenue	$15,465,000	18%		$13,126,000	20%

	Nine Months Ended September 30,
	2008			2007
	Net Revenue	Percent Change		Net Revenue	Percent Change

Hemostat products	$17,633,000	(5%	)	$18,482,000	14%
Extraction catheters	10,913,000	34%		8,115,000	22%
Vein products	6,982,000	17%		5,965,000	20%
Specialty catheters	3,398,000	37%		2,481,000	10%
Access products	3,933,000	107%		1,898,000	73%
Other	839,000	24%		676,000	15%

Total product revenue	$43,698,000	16%		$37,617,000	18%

License and collaboration	1,120,000	26%		891,000	100%

Total revenue	$44,818,000	16%		$38,508,000	21%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheters, Gandras™ catheters, and Gopher™ support catheter and

•	Access products, principally consisting of micro-introducer kits, the MICRO ™Elite snare, the Guardian® hemostasis valve, and guidewires used in connection with percutaneous access to the vasculature.

In 2000 we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures. In 2001, due to competitive developments in the sealing device market, we made the strategic decision to develop additional products and de-emphasize the promotion of our Duett sealing device. We have grown from net revenue of $6.2 million in 2000 solely from the Duett device to net revenue of $52.9 million in 2007, with 97% of our 2007 net revenue resulting from products other than the Duett device. This increase in revenue represents a compound annual growth rate of 36% and was driven by our commitment to the research and development of multiple new devices to diagnose and treat existing and new vascular conditions.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008		2007
Revenue:
Product revenue	98%	95%	98%		98%
License and collaboration revenue	2%	5%	2%		2%
Total revenue	100%	100%	100%		100%

Product costs and operating expenses:
Cost of goods sold	33%	32%	34%		33%
Collaboration expenses	1%	3%	1%		1%
Research and development	10%	9%	10%		10%
Clinical and regulatory	5%	6%	5%		6%
Sales and marketing	33%	37%	35%		38%
General and administrative	7%	13%	8%		10%
Litigation	—	—	3%		15%
Total product costs and operating expenses	89%	100%	96%		113%
Operating income (loss)	11%	—	4%		(13%	)
Other income and expenses, net	—	—	—		—
Income (loss) before income taxes	11%	—	4%		(13%	)
Income taxes	—	—	(1%	)	—
Net income (loss)	11%	—	3%		(13%	)

Three and nine months ended September 30, 2008, compared to three and nine months ended September 30, 2007

Net revenue increased 18% to $15,465,000 for the quarter ended September 30, 2008 from $13,126,000 for the quarter ended September 30, 2007. Approximately 87% of our net revenue for the quarter ended September 30, 2008 was earned in the United States and 13% of our net revenue was earned in international markets. Net revenue increased 16% to $44,818,000 for the nine months ended September 30, 2008 from $38,508,000 for the nine months ended September 30, 2007. Approximately 87% of our net revenue for the nine months ended September 30, 2007 was earned in the United States and 13% of our net revenue was earned in international markets.

Gross margin across all product lines declined to 66% for the quarter ended September 30, 2008 from 67% for the quarter ended September 30, 2007, principally due to selling mix. We expect product gross margins to be in the range of 65% to 66% for the fourth quarter of 2008, subject to changes in our selling mix between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry. Gross margin across all product lines declined to 66% for the nine months ended September 30, 2008 from 67% for the nine months ended September 30, 2007.

Research and development expense for the third quarter of 2008 totaled $1,530,000, or 9.9% of revenue, compared to $1,160,000, or 8.8% of revenue, for the third quarter of 2007. Research and development expense for the nine months of 2008 totaled $4,550,000, or 10.2% of revenue, compared to $3,998,000, or 10.4% of revenue, for the nine months of 2007. The growth in research and development expenses resulted from additional new products moving through our development system in 2008. We expect our research and development expenses to be approximately 9% to 10% of revenue for the foreseeable future as we continue to plan on developing at least five new products each year.

Clinical and regulatory expense for the third quarter of 2008 totaled $792,000, or 5.1% of revenue, compared to $813,000, or 6.2% of revenue, for the third quarter of 2007. Clinical and regulatory expense for the nine months of 2008 totaled $2,402,000, or 5.4% of revenue, compared to $2,324,000, or 6.0% of revenue, for the nine months of 2007. We expect our clinical and regulatory expenses to remain fairly constant at approximately 5% to 6% of revenue for the foreseeable future as we continue our clinical study and regulatory approval activities for new products.

Sales and marketing expense for the third quarter of 2008 totaled $5,090,000, or 32.9% of revenue, compared to $4,838,000, or 36.9% of revenue, for the third quarter of 2007. Sales and marketing expense for the nine months of 2008 totaled $15,477,000, or 34.5% of revenue, compared to $14,451,000, or 37.5% of revenue, for the nine months of 2007. We have not materially increased the number of our U.S. field sales employees during 2008, as we believe we have substantially complete geographic coverage with 82 employees, and we do not expect to substantially increase this number through the end of 2009. As a result, we expect our sales and marketing expenses to be between 30% and 32% of revenue in the fourth quarter of 2008 and continue to decline during 2009 as a percent of revenue as our revenue increases.

General and administrative expense for the third quarter of 2008 totaled $1,037,000, or 6.7% of revenue, compared to $1,695,000, or 12.9% of revenue, for the third quarter of 2007. General and administrative expense for the nine months of 2008 totaled $3,771,000, or 8.4% of revenue, compared to $3,842,000, or 10.0% of revenue, for the nine months of 2007. The decrease was principally due to lower attorneys’ fees due to the completion of litigation matters during the second quarter of 2008. We expect general and administrative expenses to be approximately 6% to 7% of revenue for the foreseeable future.

Litigation expenses were $-0- for the quarter ended September 30, 2008, and $1,484,000 for the nine months ended September 30, 2008. During the quarter ended June 30, 2008 we recorded a litigation gain of $1,659,000 offset by a litigation expense of $3,116,000 following the settlement agreements reached with Diomed and VNUS, respectively. For a complete discussion of litigation matters, see Note 11 to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q.

Thrombin qualification expenses were $-0- for the quarter ended September 30, 2008 compared to $7,000 for the quarter ended September 30, 2007. Thrombin qualification expenses were $-0- for the nine months ended September 30, 2008 compared to $136,000 for the nine months ended September 30, 2007. On October 18, 2004, we entered into a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (Sigma) for the supply of thrombin to us. Pursuant to the terms of the agreement, we agreed to pay certain development costs of Sigma necessary for Sigma to produce thrombin. The initial contract term ends after ten years and is automatically extended for up to five additional successive one-year terms unless one party delivers notice of termination at least one year prior to the scheduled termination of the agreement. During the term of the agreement, Sigma has agreed not to sell thrombin of the type developed for us under the agreement in or as a component of a hemostatic product for medical use. We do not have any minimum purchase requirements under the agreement; however, if we purchase less than three lots of thrombin in any year commencing in 2008 then (i) Sigma will be released from its agreement not to sell thrombin in or as a component of a hemostatic product for medical use, and (ii) Sigma will have the right to terminate the agreement upon 30 days’ notice.

The Sigma contract was part of our plan to qualify a second source of thrombin (in addition to the Thrombin-JMI® Supply Agreement discussed in above Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q) and to bring the new thrombin through the regulatory process to be used in our hemostatic products. We have purchased $1.7 million of thrombin from Sigma, of which we have expensed approximately $400,000 in our development work. We received regulatory approval in February 2008 allowing us to use the Sigma thrombin in our hemostat products sold in international markets. In the second quarter of 2008 we began using Sigma thrombin in the manufacture of our international hemostat products and have consumed $200,000 to date, resulting in approximately $1.1 million in inventory at September 30, 2008. We expect to consume the remaining supply of Sigma thrombin in the manufacture of our hemostat products sold in international markets prior to its expiration.

Interest income decreased to $28,000 for the quarter ended September 30, 2008 from $126,000 for the quarter ended September 30, 2007. Interest income decreased to $168,000 for the nine months ended September 30, 2008 from $324,000 for the nine months ended September 30, 2007. The decrease in interest income was primarily the result of lower cash balance following payments made in settlement of the Diomed litigation and VNUS litigation.

Interest expense decreased to $10,000 for the quarter ended September 30, 2008 from $35,000 for the quarter ended September 30, 2007. Interest expense decreased to $52,000 for the nine months ended September 30, 2008 from $120,000 for the nine months ended September 30, 2007. The decrease in interest expense was the result of repayment of our equipment line of credit, which occurred on July 9, 2008.

Foreign exchange loss increased to $22,000 for the quarter ended September 30, 2008 from $-0- for the quarter ended September 30, 2007. Foreign exchange loss increased to $22,000 for the nine months ended September 30, 2008 from $-0- for the nine months ended September 30, 2007. Effective April 1, 2008 we began to sell our products to one of our new international distributors at prices denominated in Euros. We also purchase a small number of inventory items at prices denominated in Euros. As a result, we are exposed to foreign exchange movements during the time between the shipment of the product and payment. We currently have terms of net 60 days with our distributor and net 30 with our vendors under the agreements providing for payments in Euros.

Income Taxes

Income tax expense was $22,000 for the quarter ended September 30, 2008, and $162,000 for the nine months ended September 30, 2008, primarily the result of federal and state alternative minimum tax (AMT). With the exception of the year ended December 31, 2007, we have not generated any significant pre-tax income. No provision or benefit for future federal and state income taxes has been recorded for net operating losses incurred in any period since our inception because the benefits may not be realized until we generate sustainable taxable income. We have established a valuation allowance in the amount of the full value of our federal net operating loss, federal and state research and development credits and foreign tax losses. The adoption of FIN 48 has not impacted our operating results since we have historically established a valuation allowance for the full value of our deferred assets. However, we established a FIN 48 reserve of $512,000 for the nine months ended September 30, 2008.

As of September 30, 2008, we had approximately $49.5 million of federal net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2013. As of September 30, 2008, we also had federal and state research and development tax credit carryforwards of approximately $3.1 million which begin to expire in the year 2013. As of September 30, 2008, we also had a foreign tax loss carryforward of approximately $3.2 million, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation. We performed a section 382 “change in ownership” study during the third quarter of 2005 on our federal net operating loss carryforward, and concluded that, as of the date of the study, we would have no limitations on the net operating loss carryforward.

Liquidity and Capital Resources

We have financed substantially all of our operations since inception through the issuance of equity securities and sales of our products. Through September 30, 2008, we have sold capital stock generating aggregate net proceeds of approximately $80.4 million. At September 30, 2008, we had $5,598,000 in cash and cash equivalents on-hand, compared to $10,759,000 in cash and cash equivalents at December 31, 2007.

During the nine months ended September 30, 2008, we used $3,561,000 in cash for operating activities, we generated $4,460,000 in cash from investing activities, and we used $552,000 in cash for financing activities. Our cash usage for operating activities was primarily the result of payments made to Diomed and VNUS upon settlement of intellectual property litigation and for additional purchases of inventory. The majority of the cash generated by investing activities was the result of the transfer of $5,473,000 from restricted cash to cash upon the settlement of the litigation with Diomed. Capital expenditures of $1,013,000 were incurred, relating primarily to leasehold improvements as part of our facility expansion, additional manufacturing equipment and additional research and development equipment. Cash used in financing activities consisted of the repurchase of our shares for income tax withholding purposes upon vesting of outstanding restricted share awards, repayment of our equipment line of credit, and proceeds received upon the exercise of outstanding stock options.

Following the repayment of our equipment line of credit on July 9, 2008, our $10 million credit facility with Silicon Valley Bank consists of a revolving line of credit with a 24-month term that bears interest at the rate equal to the greater of prime plus 0.5% or 7.25% and is secured by a first security interest on all of our assets. The credit facility includes three covenants: a minimum of $10 million in tangible net worth, a minimum of $3 million of unrestricted cash in deposit accounts with Silicon Valley Bank and an adjusted net income for each financial reporting period. The adjusted net income covenant requires an adjusted net income greater than $500,000 for each subsequent rolling three month period for the remaining term of the agreement. The amount required as a minimum tangible net worth will increase by an amount equal to the sum of 50% of the Company’s quarterly net profit and all consideration received by us upon the issuance of equity securities. The minimum required tangible net worth was $11.4 million at September 30, 2008. We were in compliance with all of the covenants on September 30, 2008. As of September 30, 2008, we had no outstanding balance on the $10 million revolving line of credit and an availability of $10 million.

The following table summarizes our contractual cash commitments as of September 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$5,617,000	$749,000	$1,547,000	$1,639,000	$1,682,000

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

We currently anticipate that we will continue to experience positive cash flow from our operating activities for the foreseeable future. We currently believe that our working capital of $17.4 million at September 30, 2008 will be sufficient to meet all of our operating and capital requirements for the foreseeable future. However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending our patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At September 30, 2008, this reserve was $30,000 compared to $40,000 at December 31, 2007. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At September 30, 2008, this reserve was $100,000 compared to $90,000 at December 31, 2007. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a one-year warranty with each product sold to us. We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one-year warranty period covered by the original equipment manufacturer. At September 30, 2008, this warranty provision was $31,000 compared to $34,000 at December 31, 2007. If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States and, to a lesser extent, Germany, based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For the quarter ended September 30, 2008, we recorded a $28.1 million valuation allowance and a $512,000 reserve related to our net deferred tax assets of $28.6 million as a result of FIN 48. In the event we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination is made. On a quarterly basis, we evaluate the realizability of our deferred tax assets and assess the requirement for a valuation allowance.

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

In the United States we sell our products directly to hospitals and clinics denominated in United States dollars. In Germany, through April 1, 2008 we sold our products to hospitals and clinics denominated in Euros. Effective April 1, 2008, we began selling our products in Germany through our new distributor Nicolai, GmbH. The sale of our products to Nicolai is denominated in Euros. Product revenue recognized on sales in Germany represented approximately 1.4% of our total product revenue for the nine months ended September 30, 2008. The exposure to currency exchange rates on this volume of product sales in Germany would be considered immaterial to our financial statements.

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. We expect to earn the remaining installment payment of 125,000 Euros pursuant to the terms of our distribution agreement with Nicolai, GmbH before the end of 2008. A change of 0.1 in the Euro exchange would result in an increase or decrease of approximately $45,500 in the amount of United States dollars we receive in the installment and payment on accounts receivable from Nicolai, GmbH. Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates. Advances under our revolving credit line bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise. As we had no amounts outstanding on the line of credit at September 30, 2008, we have no exposure to interest rate changes on this credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we will be exposed to declines in the interest rates paid on deposited funds. A 1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $56,000 on an annual basis.

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

Changes in internal controls.

During the fiscal quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The legal proceedings as described in Note 11 to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q are incorporated into this Item 1 of Part II by reference.

Item 1A.	Risk Factors

We do not have material changes to our risk factors as set forth under Item 1A of Part I of our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2008, we repurchased shares of common stock to satisfy income tax withholding obligations upon vesting of outstanding restricted share awards with employees.

Shares purchase activity for the third quarter of fiscal 2008 was as follows:

Date	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 28, 2008	1,634	$7.08	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None

Item 6.	Other Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Amended and Restated Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 of Vascular Solutions’ Form 8-K dated October 19, 2007).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.1

Separation Agreement and General Release, dated August 15, 2008, between Deborah L. Neymark and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated August 15, 2008).

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

VASCULAR SOLUTIONS, INC.
Date: October 21, 2008	By:	/s/ Howard Root
Howard Root Chief Executive Officer and Director (principal executive officer and duly authorized officer)

By:	/s/ James Hennen
James Hennen Chief Financial Officer (principal financial officer)

By:	/s/ Timothy Slayton
Timothy Slayton Controller (principal accounting officer)