Form 10-Q
period 2009-03-31
VASCULAR SOLUTIONS INC
filed 2009-04-16
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☐     No ☒

The registrant had 16,182,319 shares of common stock, $.01 par value per share, outstanding as of April 15, 2009.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$8,057,000	$7,209,000
Accounts receivable, net of reserves of $105,000 and $120,000 in 2009 and 2008, respectively	8,550,000	8,706,000
Inventories	10,270,000	9,974,000
Prepaid expenses	1,293,000	1,045,000
Current portion of deferred tax assets	2,680,000	2,680,000
Total current assets	30,850,000	29,614,000

Property and equipment, net	3,857,000	3,887,000
Intangible assets, net	193,000	193,000
Deferred tax assets, net of current portion and liabilities	9,955,000	10,486,000
Total assets	$44,855,000	$44,180,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,031,000	$2,022,000
Accrued compensation	2,526,000	2,584,000
Accrued expenses	763,000	848,000
Accrued royalties	479,000	576,000
Current portion of deferred revenue	908,000	907,000
Total current liabilities	6,707,000	6,937,000

Long-term deferred revenue, net of current portion	5,204,000	5,417,000

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000 Issued and outstanding shares – 16,182,319 – 2009; 16,027,519 – 2008	162,000	160,000
Additional paid-in capital	85,469,000	85,292,000
Other	84,000	84,000
Accumulated deficit	(52,771,000)	(53,710,000)
Total shareholders’ equity	32,944,000	31,826,000
Total liabilities and shareholders’ equity	$44,855,000	$44,180,000

See accompanying notes.

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(unaudited)

Revenue:
Product revenue	$15,416,000	$13,737,000
License and collaboration revenue	395,000	377,000
Total revenue	15,811,000	14,114,000

Product costs and operating expenses:
Cost of goods sold	5,215,000	4,581,000
Collaboration expenses	183,000	181,000
Research and development	1,916,000	1,467,000
Clinical and regulatory	612,000	851,000
Sales and marketing	5,253,000	5,212,000
General and administrative	1,119,000	1,542,000
Litigation	—	26,000
Total product costs and operating expenses	14,298,000	13,860,000

Operating income	1,513,000	254,000

Other income (expenses):
Interest income	23,000	92,000
Interest expense	(9,000)	(24,000)
Foreign exchange loss	(12,000)	—

Income before income taxes	1,515,000	322,000

Income tax expense	(577,000)	(87,000)
Net income	$938,000	$235,000

Net income per share – basic	$0.06	$0.02
Net income per share – diluted	$0.06	$0.01

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Operating activities
Net income	$938,000	$235,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	337,000	367,000
Stock-based compensation	477,000	523,000
Deferred compensation expense	—	7,000
Deferred taxes, net	531,000	1,000
Change in allowance for doubtful accounts	(15,000)	—
Changes in operating assets and liabilities:
Accounts receivable	171,000	489,000
Inventories	(297,000)	(343,000)
Prepaid expenses	(247,000)	(73,000)
Accounts payable	10,000	(235,000)
Accrued compensation and expenses	(239,000)	(153,000)
Deferred license fees received	—	191,000
Amortization of deferred license fees and other deferred revenue	(212,000)	(182,000)
Net cash provided by operating activities	1,454,000	827,000

Investing activities
Purchase of property and equipment, net	(307,000)	(148,000)
Net cash used in investing activities	(307,000)	(148,000)

Financing activities
Repurchase of common shares	(333,000)	(141,000)
Payment on long-term debt	—	(200,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	34,000	4,000
Net cash used in financing activities	(299,000)	(337,000)

Effect of exchange rate changes on cash and cash equivalents	—	12,000
Increase in cash and cash equivalents	848,000	354,000
Cash and cash equivalents at beginning of period	7,209,000	5,286,000
Cash and cash equivalents at end of period	$8,057,000	$5,640,000

Supplemental disclosure of cash flow
Cash paid for interest	$3,000	$26,000
Cash paid for taxes	$38,000	$170,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited financial statements of Vascular Solutions, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2008 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	Net Income (Loss) per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net income (loss) per share for the three months ended March 31, 2009 and 2008 is computed by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period.

Weighted average common shares outstanding for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Weighted average shares outstanding – basic	15,804,000	15,413,126
Weighted average shares outstanding – diluted	16,154,000	15,838,773

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(3)	Comprehensive Income (Loss)

Comprehensive income for the Company includes net income and foreign currency translation. Comprehensive income for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(unaudited)

Net income	$938,000	$235,000
Foreign currency translation adjustments	—	33,000
Comprehensive income	$938,000	$268,000

(4)	Revenue Recognition

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

Effective April 1, 2008 the Company entered into a five-year distribution agreement with Nicolai, GmbH. As a result of entering into this distribution agreement, the Company no longer maintains a direct sales force in Germany. In connection with this distribution agreement, the Company received 500,000 Euros from Nicolai, GmbH. The 500,000 Euro payment was deferred and is being recognized ratably over the five-year term of the distribution agreement. The agreement also includes provisions requiring the Company to pay Nicolai, GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term. The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH.

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

(5)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	March 31, 2009	December 31, 2008
	(unaudited)

Raw materials	$4,284,000	$4,943,000
Work-in process	1,176,000	871,000
Finished goods	4,810,000	4,160,000
	$10,270,000	$9,974,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At March 31, 2009 and December 31, 2008, the allowance for doubtful accounts was $85,000 and $95,000, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At March 31, 2009 and December 31, 2008, the sales and return allowance was $20,000 and $25,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $105,000 and $120,000 at March 31, 2009 and December 31, 2008, respectively.

(7)	Concentrations of Credit and Other Risks

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 10% of gross accounts receivable as of either March 31, 2009 or December 31, 2008. There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the three month periods ended March 31, 2009 and 2008 was 86% and 85% in the United States and 14% and 15% in international markets, respectively. No single customer represented greater than 10% of the total net revenue for the three months ended March 31, 2009 or 2008.

(8)	Dependence on Key Suppliers

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(9)	Commitments and Contingencies

Diomed Inc. Litigation

On March 4, 2004, the Company was named as the defendant in an intellectual property lawsuit brought by Diomed Inc. (Diomed) in the United States District Court for the District of Massachusetts (the “Court”). The complaint requested a judgment that sales of the Company’s Vari-Lase® procedure kit and Vari-Lase laser console infringe on a single method patent (No. 6,398,777) held by Diomed and asked for relief in the form of an injunction that would prevent the Company from selling the Company’s Vari-Lase products, compensatory and treble damages caused by the manufacture and sale of the Company’s products, and other costs, disbursements and attorneys’ fees. The trial commenced on March 12, 2007, and concluded on March 28, 2007, when the jury reached a verdict that the Company contributed to and induced infringement of Diomed’s patent and awarded monetary damages in the amount of $4,100,000, plus pre-judgment interest. The jury concluded there was no willful infringement by the Company and therefore the award was not subject to treble damages or attorneys’ fees. To settle Diomed’s claims for pre-judgment interest and for additional damages for sales not considered by the jury, the Company agreed to amend the judgment amount to $4,975,000 and accrued this amount together with additional costs and attorney’s fees as of June 30, 2007 in the aggregate amount of $5,690,000. On June 20, 2007 the Company posted a supersedeas bond and appealed the jury verdict to the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On April 8, 2008, the Company announced that it entered into a settlement agreement with Diomed. Pursuant to the settlement agreement, (i) on April 29, 2008, the Company made a one-time payment of $3,586,000 to Diomed, (ii) the Company and Diomed jointly dismissed the appeal with the United States Court of Appeals for the Federal Circuit, and (iii) Diomed provided to the Company a satisfaction of judgment, releasing the Company from the monetary obligations of the judgment imposed by the Court in its entirety.

Marine Polymer Technologies, Inc. Litigation

On May 11, 2005 the Company initiated a lawsuit for product disparagement and false advertising against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer). In the lawsuit, the Company alleged that Marine Polymer made defamatory and disparaging statements concerning the Company’s D-Stat® Dry hemostatic bandage. The Company sought relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage the Company’s products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. Marine Polymer brought a counter-claim against the Company including, among other claims, business defamation and product disparagement for statements allegedly made by the Company concerning Marine Polymer’s SyvekPatch®. Marine Polymer sought relief in the form of monetary damages, costs, disbursements and attorneys’ fees. The trial commenced on March 24, 2008 in the United States District Court for the District of Massachusetts. At the conclusion of the trial on April 7, 2008 the jury returned a verdict in favor of the Company and against Marine Polymer for product disparagement concerning statements made regarding the safety of the Company’s D-Stat Dry hemostat product. In its verdict, the jury found that Marine Polymer’s statements were false and disparaged the D-Stat Dry product and awarded the Company $4,500,000 in monetary damages. The jury rejected Marine Polymer’s counterclaims in their entirety. Following post trial motions, on June 30, 2008, the Court upheld the jury verdict, granted the Company’s request for a permanent injunction against Marine Polymer for the statements that the jury found were false, and added pre-judgment interest on the jury verdict award in the amount of $592,124. On July 14, 2008, Marine Polymer filed a Notice of Appeal with the U.S. First Circuit Court of Appeals seeking to overturn the monetary damages and injunction issued against them. Marine Polymer did not appeal the Court’s rejection of its counter claims against the Company. On February 4, 2009, oral arguments by both parties on Marine Polymer’s appeal were heard by the U.S. First Circuit Court of Appeals.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

VNUS® Medical Technologies Litigation

On October 13, 2005, the Company was named as one of three defendants in an intellectual property lawsuit brought by VNUS® Medical Technologies, Inc. (VNUS) in the United States District Court for the Northern District of California. The complaint requested a judgment that the Company’s Vari-Lase® procedure kit and Vari-Lase® laser console infringe on four patents held by VNUS and asked for relief in the form of an injunction that would prevent the Company from selling the Company’s Vari-Lase® products, compensatory and treble damages caused by the manufacture and sale of these products, and other costs, disbursements and attorneys’ fees. VNUS subsequently indicated that it was not pursuing its allegation of infringement concerning one of the four patents. On June 2, 2008, the Company entered into a settlement agreement with VNUS for the purpose of resolving the lawsuit. Under the terms of the settlement agreement, (i) on June 4, 2008, the Company paid VNUS a royalty payment in the aggregate amount of $3,116,000 related to all Vari-Lase products shipped within the United States through the end of the first quarter of 2008, (ii) the Company agreed to pay a quarterly royalty on all on-going U.S. shipments of Vari-Lase laser and kit products payable quarterly during the remaining life of the applicable patents, (iii) VNUS granted the Company a non-exclusive and non-sublicensable license to the applicable patents for use in endovenous laser therapy, and (iv) all litigation between the parties was dismissed.

From time to time, the Company is involved in legal proceedings arising in the normal course of business. As of the date of this report the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Long-term Debt

On December 26, 2007, the Company modified and extended its secured asset-based loan and security agreement with Silicon Valley Bank dated December 31, 2003 (as previously amended December 28, 2006 and December 29, 2005), consisting of an operating line of credit and an equipment line of credit. The operating line of credit is a two-year, $10,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is the greater of prime plus 0.5% or 7.25%. As of March 31, 2009, the Company had no outstanding balance against the operating line of credit. Based on the Company’s eligible customer receivables, inventory and cash balances, $10,000,000 was available for borrowing as of March 31, 2009. The operating line of credit requires an annual fee of 0.25% of the average unused portion of the committed revolving line as determined by the bank.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

The equipment line of credit was paid in full on July 9, 2008 and the Company no longer has the ability to borrow any additional funds under the equipment line of credit portion of the credit facility.

The credit facility includes three covenants: a minimum of $10,000,000 in tangible net worth, a minimum of $3,000,000 of unrestricted cash in deposit accounts with Silicon Valley Bank and an adjusted net income for each financial reporting period. The adjusted net income covenant requires an adjusted net income greater than $500,000 for each rolling three month period for the remaining term of the agreement. The amount required as a minimum tangible net worth will increase by an amount equal to the sum of 50% of the Company’s quarterly net profit and all consideration received by the Company upon the issuance of equity securities. The Company was in compliance with all of the covenants as of March 31, 2009.

(11)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes. For the three month period ended March 31, 2009, the Company recorded a tax provision of $577,000 on income before tax of $1,515,000 resulting in an effective income tax rate of 38%. For the three months ended March 31, 2009, the difference between the effective tax rate of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes. For the three month period ended March 31, 2008, the Company recorded a tax provision of $87,000 related to alternative minimum taxes (AMT) as the Company continued to maintain a full valuation allowance on its tax benefits.

Through the third quarter of 2008, the Company maintained a full valuation allowance on its deferred tax assets. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.

As of December 31, 2008, based upon the Company’s assessment of all available evidence, including previous three year cumulative income before unusual and infrequent expenses (litigation and thrombin qualification expenses), estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will be able to realize a portion of the deferred tax assets in the future, and as a result recorded a $13,200,000 income tax benefit for the year ended December 31, 2008. To determine the amount of the reduction in the valuation allowance, the Company used a discounted projection of its revenue and income over the next five years, which would approximate the ten-year life of the Company’s three most significant products at this time. The amount of the valuation allowance reduction was based on the Company’s projected discounted taxable income. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets. The Company would adjust earnings for the deferred tax in the period the determination was made.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. The Company has recorded a FIN 48 reserve of $597,000 as of December 31, 2008. The impact of tax related interest and penalties is recorded as a component of income tax expense. At March 31, 2009, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in Germany and various state jurisdictions. At March 31, 2009, the Company was not under examination by any of these taxing authorities and the open tax years are 2006 to 2008.

(12)	Products and Services

The following tables set forth, for the periods indicated, net revenue by product line along with the percent change from the previous period:

	Three Months Ended March 31,
	2009		2008
	Net Revenue	Percent Change	Net Revenue	Percent Change
Hemostat products	$5,798,000	(1%)	$5,860,000	2%
Extraction catheters	3,968,000	18%	3,358,000	20%
Vein products	2,410,000	10%	2,198,000	23%
Specialty catheters	1,310,000	15%	1,136,000	30%
Access products	1,678,000	81%	929,000	69%
Other	252,000	(1%)	256,000	—%
Total product revenue	$15,416,000	12%	$13,737,000	14%
License and collaboration	395,000	5%	377,000	179%
Total revenue	$15,811,000	12%	$14,114,000	16%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Vascular Solutions, Inc. (we, us or Vascular) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. We were incorporated in the state of Minnesota in December 1996, and began operations in February 1997. Our main product lines consist of the following:

•

Hemostat (blood clotting) products, principally consisting of the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat® Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets,

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

          In 2000 we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures. In 2001, due to competitive developments in the sealing device market, we made the strategic decision to develop additional products and de-emphasize the promotion of our Duett sealing device. We have grown from net revenue of $6.2 million in 2000 solely from the Duett device to net revenue of $61.2 million in 2008, with 98% of our 2008 net revenue resulting from products other than the Duett device. This increase in revenue represents a compound annual growth rate of 33% and was driven by our commitment to the research and development of multiple new devices to diagnose and treat existing and new vascular conditions.

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

Results of Operations

          The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2009	2008
Revenue:
Product revenue	98%	97%
License and collaboration revenue	2%	3%
Total revenue	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	33%
Collaboration expenses	1%	1%
Research and development	12%	10%
Clinical and regulatory	4%	6%
Sales and marketing	33%	37%
General and administrative	7%	11%
Litigation	—	—
Total product costs and operating expenses	90%	98%
Operating income	10%	2%
Other income and expenses, net	—	—
Income before income taxes	10%	2%
Income taxes	4%	—
Net income	6%	2%

Three months ended March 31, 2009, compared to three months ended March 31, 2008

          Net revenue increased 12% to $15,811,000 for the quarter ended March 31, 2009 from $14,114,000 for the quarter ended March 31, 2008. The increase in net revenue was a result of an increased market penetration as well as the introduction of new products, principally in the access products category. Approximately 86% and 85% of our net revenue was earned in the United States and 14% and 15% of our net revenue was earned in international markets for the quarters ended March 31, 2009 and March 31, 2008, respectively.

          We recognized $212,000 of licensing revenue during the quarter ended March 31, 2009 as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai in Germany. We also recognized $183,000 of collaboration revenue in the first quarter as a result of performing clinical and development work for King under the Device Supply Agreement. We expect to recognize approximately $850,000 of license revenue in 2009, and expect collaboration revenue will continue in 2009 dependent upon our progress with our pre-clinical and clinical projects for King.

          Gross margin across all product lines declined to 66% for the quarter ended March 31, 2009 from 67% for the quarter ended March 31, 2008, principally due to selling mix. We expect product gross margins to be in the range of 64% to 66% for the remainder of 2009, subject to changes in our selling mix between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry.

          Research and development expense for the first quarter of 2009 totaled $1,916,000, or 12% of revenue, compared to $1,467,000, or 10% of revenue, for the first quarter of 2008. The increase in research and development expenses resulted from additional new products moving through our development system in 2009. We expect our continuing research and development expenses to be approximately 9% to 11% of revenue during 2009 as we continue to pursue additional new products and to move our longer term development projects forward.

          Clinical and regulatory expense for the first quarter of 2009 totaled $612,000, or 4% of revenue, compared to $851,000, or 6% of revenue, for the first quarter of 2008. The reduction in clinical and regulatory expenses resulted from reduced clinical study activity as well as a reduction in stock based compensation expense. Clinical and regulatory expenses fluctuate due to the timing of clinical studies and the number of new products coming through the regulatory system. We expect clinical and regulatory expenses to be approximately 4% to 5% of revenue during 2009.

          Sales and marketing expense for the first quarter of 2009 totaled $5,253,000, or 33% of revenue, compared to $5,212,000, or 37% of revenue, for the first quarter of 2008. We expect to maintain the same relative size of our direct sales force during 2009 at between 85 and 90 full-time sales employees. As a result, we expect our sales and marketing expenses will continue to decline as a percentage of revenue to a between 29% and 31% of revenue by the end of 2009.

          General and administrative expense for the first quarter of 2009 totaled $1,119,000, or 7% of revenue, compared to $1,542,000, or 11% of revenue, for the first quarter of 2008. The decrease was primarily the result of lower legal fees of approximately $515,000 due to the litigation that was pending in the first quarter of 2008 (see Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q). We expect general and administrative expenses to be approximately 6% to 7% of revenue during 2009.

          Litigation expenses were $-0- for the first quarter of 2009 compared to $26,000 for the first quarter of 2008. For a complete discussion of litigation matters, see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q.

          Interest income decreased to $23,000 for the first quarter of 2009 from $92,000 for the first quarter of 2008. The decrease in interest income was primarily the result of lower cash balance following payments made in settlement of the Diomed litigation and VNUS litigation (see Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q) as well as a decrease in interest rates.

          Interest expense decreased to $9,000 for the first quarter of 2009 from $24,000 for the first quarter of 2008. The decrease in interest expense was as a result of repaying our equipment line of credit during the year ended December 31, 2008.

          Foreign exchange loss increased to $12,000 for the quarter ended March 31, 2009 from $-0- for the quarter ended March 31, 2008. Effective April 1, 2008 we began to sell our products to Nicolai (our German distributor) at prices denominated in Euros. We also purchase a small number of inventory items at prices denominated in Euros. As a result, we are exposed to foreign exchange movements during the time between the shipment of the product and payment. We currently have terms of net 60 days with our distributor and net 30 with our vendors under the agreements providing for payments in Euros.

          Income tax expense increased to $577,000 for the quarter ended March 31, 2009 on income before tax of $1,515,000 resulting in an effective income tax rate of 38%. For the three months ended March 31, 2009, the difference between the effective tax rate of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes. For the three month period ended March 31, 2008, income tax expense was $87,000 related to alternative minimum taxes (AMT) as we continued to maintain a full valuation allowance on our tax benefits through the third quarter of 2008.

Liquidity and Capital Resources

          We have financed substantially all of our operations since inception through the issuance of equity securities and sales of our products. From the inception of the Company through March 31, 2009, we have sold capital stock generating aggregate net proceeds of approximately $81.3 million. At March 31, 2009, we had $8,057,000 in cash and cash equivalents on-hand, compared to $7,209,000 in cash and cash equivalents at December 31, 2008.

          Cash provided by operations. We generated $1,454,000 of cash from operations in the three months ended March 31, 2009. The cash generated in the first quarter primarily resulted from our income before taxes of $1,515,000 since essentially all of our income taxes are offset by our deferred tax assets.

          Cash used for investing activities. We used $307,000 of cash in investing activities in the three months ended March 31, 2009. We incurred capital expenditures of $307,000 relating primarily to leasehold improvements as part of our facility expansion, additional manufacturing equipment and additional research and development equipment.

          Cash used for financing activities. We used $299,000 of cash in financing activities in the three month period ended March 31, 2009. We used $333,000 of cash to repurchase shares that vested under outstanding restricted stock awards for income tax withholding purposes. This was offset by our receipt of $34,000 of cash we received upon the exercise of outstanding stock options.

          We have a $10 million revolving line of credit with Silicon Valley Bank, which has a 24-month term and bears interest at the rate equal to the greater of prime plus 0.5% or 7.25% and is secured by a first security interest on all of our assets. As of March 31, 2009, we were in compliance with all the bank covenants and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

          We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future. We currently believe that our working capital of $24.1 million at March 31, 2009 will be sufficient to meet all of our operating and capital requirements for the foreseeable future. However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

          If cash generated from operations is insufficient to satisfy our cash needs, we may be required to raise additional funds. In the event that additional financing is needed, and depending on market conditions, we may seek to raise additional funds for working capital purposes through the sale of equity or debt securities. There is no assurance such financing will be available on terms acceptable to us or be available at all.

Off-Balance Sheet Arrangements

          We did not have any off-balance sheet arrangements as of March 31, 2009.

Contractual Obligations

          The following table summarizes our contractual cash commitments as of March 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$5,242,000	$749,000	$1,570,000	$1,661,000	$1,262,000

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

          The material accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and which require complex management judgment are discussed in our 2008 Form 10-K under the caption “Critical Accounting Policies.”

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

          The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe”, “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with defense of patent infringement lawsuits, adoption of our new products, limited profitability, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008. This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement. We undertake no obligation to revise or update publically any forward-looking statement for any reason.

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

          In the United States we sell our products directly to hospitals and clinics denominated in United States dollars. In Germany, through April 1, 2008 we sold our products to hospitals and clinics denominated in Euros. Effective April 1, 2008, we began selling our products in Germany through our new distributor Nicolai, GmbH. The sale of our products to Nicolai is denominated in Euros. Product revenue recognized on sales in Germany represented approximately 1.8% of our total product revenue for the three months ended March 31, 2009. The exposure to currency exchange rates on this volume of product sales in Germany would be considered immaterial to our financial statements.

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

          We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. As we have earned and received all Euro installment payments pursuant to the terms of our distribution agreement with Nicolai, GmbH before the end of 2008, there is no further exposure to fluctuations in the Euro related to this agreement. A change of 0.1 in the Euro exchange would result in an increase or decrease of approximately $17,000 in the amount of United States dollars we receive in payment on accounts receivable from Nicolai, GmbH. Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

          We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates. Advances under our revolving credit line bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise. As we had no amounts outstanding on the line of credit at March 31, 2009, we have no exposure to interest rate changes on this credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we will be exposed to declines in the interest rates paid on deposited funds. A 1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $81,000 on an annual basis.

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

Changes in internal controls.

          During the fiscal quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          The legal proceedings for the Marine Polymer Technologies, Inc. litigation as described in Note 9 to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated into this Item 1 of Part II by reference.

Item 1A.	Risk Factors

          Item 1A, (“Risk Factors”) of our most recently filed Form 10-K sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. There have been no material changes from the Risk Factors described in our annual report on Form 10-K; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2009	36,700	$9.06	—	—
February 1 - 28, 2009	—	—	—	—
March 1 - 31, 2009	—	—	—	—

(1)     At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 36,700 shares of common stock at the fair market value of the common stock on the day their awards vested to satisfy income tax withholding obligations for those employees.

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

VASCULAR SOLUTIONS, INC.

Date: April 16, 2009	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Chief Financial Officer
(principal financial officer)