Form 10-Q
period 2009-06-30
VASCULAR SOLUTIONS INC
filed 2009-07-22
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

The registrant had 16,253,646 shares of common stock, $.01 par value per share, outstanding as of July 20, 2009.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$10,522,000	$7,209,000
Accounts receivable, net of reserves of $110,000 and $120,000 in 2009 and 2008, respectively	8,555,000	8,706,000
Inventories	9,864,000	9,974,000
Prepaid expenses	1,384,000	1,045,000
Current portion of deferred tax assets	2,680,000	2,680,000
Total current assets	33,005,000	29,614,000

Property and equipment, net	3,742,000	3,887,000
Intangible assets, net	193,000	193,000
Deferred tax assets, net of current portion and liabilities	9,148,000	10,486,000
Total assets	$46,088,000	$44,180,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$952,000	$2,022,000
Accrued compensation	2,750,000	2,584,000
Accrued expenses	845,000	848,000
Accrued royalties	542,000	576,000
Current portion of deferred revenue	920,000	907,000
Total current liabilities	6,009,000	6,937,000

Long-term deferred revenue, net of current portion	4,992,000	5,417,000

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 16,253,646 – 2009; 16,027,519 – 2008	163,000	160,000
Additional paid-in capital	86,225,000	85,292,000
Other	84,000	84,000
Accumulated deficit	(51,385,000)	(53,710,000)
Total shareholders’ equity	35,087,000	31,826,000
Total liabilities and shareholders’ equity	$46,088,000	$44,180,000

See accompanying notes.

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue:
Product revenue	$16,781,000	$14,871,000	$32,197,000	$28,609,000
License and collaboration revenue	385,000	367,000	779,000	744,000
Total revenue	17,166,000	15,238,000	32,976,000	29,353,000

Product costs and operating expenses:
Cost of goods sold	5,765,000	5,360,000	10,980,000	9,941,000
Collaboration expenses	173,000	187,000	355,000	368,000
Research and development	1,803,000	1,553,000	3,719,000	3,019,000
Clinical and regulatory	767,000	759,000	1,379,000	1,610,000
Sales and marketing	5,307,000	5,174,000	10,560,000	10,387,000
General and administrative	1,104,000	1,192,000	2,223,000	2,734,000
Litigation	—	1,457,000	—	1,484,000
Total product costs and operating expenses	14,919,000	15,682,000	29,216,000	29,543,000

Operating income (loss)	2,247,000	(444,000)	3,760,000	(190,000)

Other income (expenses):
Interest income	14,000	48,000	37,000	140,000
Interest expense	(11,000)	(18,000)	(20,000)	(42,000)
Foreign exchange gain (loss)	7,000	(1,000)	(5,000)	(1,000)

Income (loss) before income taxes	2,257,000	(415,000)	3,772,000	(93,000)

Income tax expense	(871,000)	(53,000)	(1,448,000)	(140,000)
Net income (loss)	$1,386,000	$(468,000)	$2,324,000	$(233,000)

Net income (loss) per share – basic	$0.09	$(0.03)	$0.15	$(0.02)
Net income (loss) per share – diluted	$0.09	$(0.03)	$0.14	$(0.02)

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(unaudited)
Operating activities
Net income (loss)	$2,324,000	$(233,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	684,000	742,000
Stock-based compensation	891,000	879,000
Deferred compensation expense	—	9,000
Deferred taxes, net	1,338,000	3,000
Loss on disposal of fixed assets	—	40,000
Change in allowance for doubtful accounts	(10,000)	—
Changes in operating assets and liabilities:
Accounts receivable	161,000	29,000
Inventories	110,000	(1,065,000)
Prepaid expenses	(338,000)	63,000
Accounts payable	(1,069,000)	519,000
Accrued compensation and expenses	129,000	(5,530,000)
Deferred license fees received	—	191,000
Amortization of deferred license fees and other deferred revenue	(412,000)	(395,000)
Net cash provided by (used in) operating activities	3,808,000	(4,748,000)

Investing activities
Purchase of property and equipment, net	(539,000)	(512,000)
Cash deposits transferred from restricted cash	—	5,473,000
Net cash provided by (used in) investing activities	(539,000)	4,961,000

Financing activities
Repurchase of common shares	(333,000)	(141,000)
Payment on long-term debt	—	(400,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	377,000	437,000
Net cash provided by (used in) financing activities	44,000	(104,000)

Effect of exchange rate changes on cash and cash equivalents	—	10,000
Increase in cash and cash equivalents	3,313,000	119,000
Cash and cash equivalents at beginning of period	7,209,000	5,286,000
Cash and cash equivalents at end of period	$10,522,000	$5,405,000

Supplemental disclosure of cash flow
Cash paid for interest	$14,000	$46,000
Cash paid for taxes	$107,000	$232,000

See accompanying notes.

VASCULAR SOLUTIONS, INC. Notes to Unaudited Consolidated Financial Statements-Continued

(1)	Basis of Presentation

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

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), basic net income (loss) per share for the three and six months ended June 30, 2009 and 2008 is computed by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period.

Weighted average common shares outstanding for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Weighted average shares outstanding – basic	15,903,000	15,502,000	15,871,000	15,471,000
Weighted average shares outstanding – diluted	16,207,000	15,502,000	16,202,000	15,471,000

(3)	Comprehensive Income (Loss)

Comprehensive income for the Company includes net income and foreign currency translation. Comprehensive income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net income (loss)	$1,386,000	$(468,000)	$2,324,000	$(233,000)
Foreign currency translation adjustments	—	(7,000)	—	26,000
Comprehensive income (loss)	$1,386,000	$(475,000)	$2,324,000	$(207,000)

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(4)	Revenue Recognition

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

In addition, the Company has reviewed the provisions of EITF Issue No. 07-01, Accounting for Collaborative Arrangements, and has determined this EITF has no impact on the amounts recorded under these agreements.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

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

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	June 30, 2009	December 31, 2008
	(unaudited)

Raw materials	$4,299,000	$4,943,000
Work-in process	982,000	871,000
Finished goods	4,583,000	4,160,000
	$9,864,000	$9,974,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At June 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $75,000 and $95,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At June 30, 2009 and December 31, 2008, the sales and return allowance was $35,000 and $25,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $110,000 and $120,000 at June 30, 2009 and December 31, 2008, respectively.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 10% of gross accounts receivable as of either June 30, 2009 or December 31, 2008. There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the six month periods ended June 30, 2009 and 2008 was 87% in the United States and 13% in international markets for both periods. No single customer represented greater than 10% of the total net revenue for the six months ended June 30, 2009 or 2008.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

Marine Polymer Technologies, Inc. Litigation

On May 11, 2005 the Company initiated a lawsuit for product disparagement and false advertising against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer). In the lawsuit, the Company alleged that Marine Polymer made defamatory and disparaging statements concerning the Company’s D-Stat® Dry hemostatic bandage. The Company sought relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage the Company’s products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees. Marine Polymer brought a counter-claim against the Company including, among other claims, business defamation and product disparagement for statements allegedly made by the Company concerning Marine Polymer’s SyvekPatch®. Marine Polymer sought relief in the form of monetary damages, costs, disbursements and attorneys’ fees. The trial commenced on March 24, 2008 in the United States District Court for the District of Massachusetts. At the conclusion of the trial on April 7, 2008 the jury returned a verdict in favor of the Company and against Marine Polymer for product disparagement concerning statements made regarding the safety of the Company’s D-Stat Dry hemostat product. In its verdict, the jury found that Marine Polymer’s statements were false and disparaged the D-Stat Dry product and awarded the Company $4,500,000 in monetary damages. The jury rejected Marine Polymer’s counter-claims in their entirety. Following post trial motions, on June 30, 2008, the Court upheld the jury verdict, granted the Company’s request for a permanent injunction against Marine Polymer for the statements that the jury found were false, and added prejudgment interest on the jury verdict award in the amount of $592,124. On July 14, 2008, Marine Polymer filed a Notice of Appeal with the U.S. First Circuit Court of Appeals seeking to overturn the monetary damages and injunction issued against them. Marine Polymer did not appeal the Court’s rejection of its counter-claims against the Company. On February 4, 2009, oral arguments by both parties on Marine Polymer’s appeal were heard by the U.S. First Circuit Court of Appeals.

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

On December 26, 2007, the Company modified and extended its secured asset-based loan and security agreement with Silicon Valley Bank dated December 31, 2003 (as previously amended December 28, 2006 and December 29, 2005), consisting of an operating line of credit and an equipment line of credit. The operating line of credit is a two-year, $10,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is the greater of prime plus 0.5% or 7.25%. As of June 30, 2009, the Company had no outstanding balance against the operating line of credit. Based on the Company’s eligible customer receivables, inventory and cash balances, $10,000,000 was available for borrowing as of June 30, 2009. The operating line of credit requires an annual fee of 0.25% of the average unused portion of the committed revolving line as determined by the bank.

The equipment line of credit was paid in full on July 9, 2008 and the Company no longer has the ability to borrow any additional funds under the equipment line of credit portion of the credit facility.

The credit facility includes three covenants: a minimum of $10,000,000 in tangible net worth, a minimum of $3,000,000 of unrestricted cash in deposit accounts with Silicon Valley Bank and an adjusted net income for each financial reporting period. The adjusted net income covenant requires an adjusted net income greater than $500,000 for each rolling three month period for the remaining term of the agreement. The amount required as a minimum tangible net worth will increase by an amount equal to the sum of 50% of the Company’s quarterly net profit and all consideration received by the Company upon the issuance of equity securities. The Company was in compliance with all of the covenants as of June 30, 2009.

(11)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes. For the six month period ended June 30, 2009, the Company recorded a tax provision of $1,448,000 on income before tax of $3,772,000 resulting in an effective income tax rate of 38%. For the six months ended June 30, 2009, the difference between the effective tax rate of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes. For the six month period ended June 30, 2008, the Company recorded a tax provision of $140,000 related to alternative minimum taxes (AMT) as the Company continued to maintain a full valuation allowance on its tax benefits.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

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

As of December 31, 2008, based upon the Company’s assessment of all available evidence, including previous three year cumulative income before unusual and infrequent expenses (litigation and thrombin qualification expenses), estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will be able to realize a portion of the deferred tax assets in the future, and as a result recorded a $13,200,000 income tax benefit for the year ended December 31, 2008. To determine the amount of the reduction in the valuation allowance, the Company used a discounted projection of its revenue and income over the next five years, which would approximate the ten-year life of the Company’s three most significant products as of December 31, 2008. The amount of the valuation allowance reduction was based on the Company’s projected discounted taxable income. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets. The Company would adjust earnings for the deferred tax in the period the determination was made.

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. The Company has recorded a FIN 48 reserve of $597,000 as of December 31, 2008. The impact of tax related interest and penalties is recorded as a component of income tax expense. For the six months ended June 30, 2009, the Company has recorded $0 for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in Germany and various state jurisdictions. At June 30, 2009, the Company was not under examination by any of these taxing authorities and the open tax years are 2006 through 2008.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(12)	Products and Services

The following tables set forth, for the periods indicated, net revenue by product line along with the percent change from the previous period:

	Six Months Ended June 30,
	2009		2008
	Net Revenue	Percent Change	Net Revenue	Percent Change

Hemostat products	$12,164,000	3%	$11,856,000	(5%)
Extraction catheters	8,147,000	15%	7,070,000	29%
Vein products	5,192,000	14%	4,557,000	19%
Access products	3,474,000	50%	2,312,000	108%
Specialty catheters	2,719,000	19%	2,279,000	30%
Other	501,000	(7%)	535,000	16%
Total product revenue	$32,197,000	13%	$28,609,000	14%
License and collaboration	779,000	5%	744,000	153%
Total revenue	$32,976,000	12%	$29,353,000	16%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Extraction catheters, principally consisting of the Pronto® V3 and Pronto® LP extraction catheters, mechanical systems for the removal of soft thrombus from arteries,

•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,

•

Access products, principally consisting of micro-introducer kits, MICRO Elite™ and EXPRO Elite™ snares, the Guardian® hemostasis valve, and guidewires used in connection with percutaneous access to the vasculature, and

•

Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheters, Gandras™ catheters, Minnie™ support catheter, and Gopher™ support catheter.

          In 2000 we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures. In 2001, due to competitive developments in the sealing device market, we made the strategic decision to develop additional products and de-emphasize the promotion of our Duett sealing device. We have grown from net revenue of $6.2 million in 2000 solely from the Duett device to net revenue of $61.2 million in 2008, with 98% of our 2008 net revenue resulting from products other than the Duett device. This increase in revenue represents a compound annual growth rate of 33% and is driven by our commitment to the research and development of multiple new devices to diagnose and treat existing and new vascular conditions.

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

Results of Operations

          The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Product revenue	98%	98%	98%	97%
License and collaboration revenue	2%	2%	2%	3%
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	34%	35%	34%	34%
Collaboration expenses	1%	1%	1%	1%
Research and development	11%	10%	11%	10%
Clinical and regulatory	4%	5%	4%	6%
Sales and marketing	31%	34%	32%	36%
General and administrative	6%	8%	7%	9%
Litigation	—	10%	—	5%
Total product costs and operating expenses	87%	103%	89%	101%
Operating income	13%	(3%)	11%	(1%)
Other income and expenses, net	—	—	—	—
Income before income taxes	13%	(3%)	11%	(1%)
Income taxes	5%	—	4%	—
Net income	8%	(3%)	7%	(1%)

Three and six months ended June 30, 2009, compared to three and six months ended June 30, 2008

          Net revenue increased 13% to $17,166,000 for the quarter ended June 30, 2009 from $15,238,000 for the quarter ended June 30, 2008. The increase in net revenue was a result of an increased market penetration as well as the introduction of new products, principally in the access products and specialty catheters categories. Approximately 88% of our net revenue was earned in the United States and 12% of our net revenue was earned in international markets for both quarters ended June 30, 2009 and June 30, 2008. Net revenue increased 12% to $32,976,000 for the six months ended June 30, 2009 from $29,353,000 for the six months ended June 30, 2008. Approximately 87% of our net revenue was earned in the United States and 13% of our net revenue was earned in international markets for each of the six months ended June 30, 2009 and June 30, 2008.

          We recognized $212,000 and $424,000 of licensing revenue during the three and six month periods ending June 30, 2009, respectively, as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai in Germany. We also recognized $173,000 and $355,000 of collaboration revenue during the three and six month periods ending June 30, 2009, respectively, as a result of performing clinical and development work for King under the Device Supply Agreement. We expect to recognize approximately $850,000 of license revenue in 2009, and expect collaboration revenue will continue in 2009 dependent upon our progress with our pre-clinical and clinical projects for King.

          Gross margin across all product lines increased to 66% for the quarter ended June 30, 2009 from 64% for the quarter ended June 30, 2008, principally due to selling mix. We expect product gross margins to be in the range of 64% to 66% for the remainder of 2009, subject to changes in our selling mix between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry. Gross margin across all product lines increased to 66% for the six months ended June 30, 2009 from 65% for the six months ended June 30, 2008.

          Research and development expense for the second quarter of 2009 totaled $1,803,000, or 11% of revenue, compared to $1,553,000, or 10% of revenue, for the second quarter of 2008. Research and development expense for the six month period ending June 30, 2009 totaled $3,719,000, or 11% of revenue, compared to $3,019,000, or 10% of revenue, for the six month period ending June 30, 2008. The increase in research and development expenses resulted from additional new products moving through our development system in 2009. We expect our continuing research and development expenses to be approximately 9% to 11% of revenue during 2009 as we continue to pursue additional new products and to move our longer term development projects forward.

          Clinical and regulatory expense for the second quarter of 2009 totaled $767,000, or 4% of revenue, compared to $759,000, or 5% of revenue, for the second quarter of 2008. Clinical and regulatory expense for the six month period ending June 30, 2009 totaled $1,379,000, or 4% of revenue, compared to $1,610,000, or 6% of revenue, for the six month period ending June 30, 2008. Clinical and regulatory expenses fluctuate due to the timing of clinical studies and the number of new products coming through the regulatory system. We expect clinical and regulatory expenses to be approximately 4% to 5% of revenue during 2009.

          Sales and marketing expense for the second quarter of 2009 totaled $5,307,000, or 31% of revenue, compared to $5,174,000, or 34% of revenue, for the second quarter of 2008. Sales and marketing expense for the six month period ending June 30, 2009 totaled $10,560,000, or 32% of revenue, compared to $10,387,000, or 36% of revenue, for the six month period ending June 30, 2008. We expect to maintain the same relative size of our direct sales force during 2009 at between 85 and 90 full-time sales employees. As a result, we expect our sales and marketing expenses will continue to decline as a percentage of revenue to between 29% and 31% of revenue by the end of 2009.

          General and administrative expense for the second quarter of 2009 totaled $1,104,000, or 6% of revenue, compared to $1,192,000, or 8% of revenue, for the second quarter of 2008. General and administrative expense for the six month period ending June 30, 2009 totaled $2,223,000, or 7% of revenue, compared to $2,734,000, or 9% of revenue, for the six month period ending June 30, 2008. The decrease was primarily the result of lower legal fees of approximately $670,000 due to the litigation that was pending in the first half of 2008 (see Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q). We expect general and administrative expenses to be approximately 6% to 7% of revenue during 2009.

          Litigation expenses were $-0- for both the second quarter and six month period ending June 30, 2009 compared to $1,457,000 and $1,484,000 for the second quarter and six month period ending June 30, 2008. For a complete discussion of litigation matters, see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q.

          Interest income decreased to $14,000 and $37,000 for the second quarter and six month period ending June 30, 2009 compared to $48,000 and $140,000 for the second quarter and six month period ending June 30, 2008. The decrease in interest income was primarily the result of lower cash balance following payments made in settlement of the Diomed litigation and VNUS litigation (see Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q) as well as a decrease in interest rates.

          Interest expense decreased to $11,000 and $20,000 for the second quarter and six month period ending June 30, 2009 compared to $18,000 and $42,000 for the second quarter and six month period ending June 30, 2008. The decrease in interest expense was as a result of repaying our equipment line of credit during the year ended December 31, 2008.

          Foreign exchange gain was $7,000 for the quarter ending June 30, 2009 compared to a foreign exchange loss of $1,000 for the quarter ending June 30, 2008. Foreign exchange loss was $5,000 for the six month period ending June 30, 2009 compared to a foreign exchange loss of $1,000 for the six month period ending June 30, 2008. Effective April 1, 2008 we began to sell our products to Nicolai (our German distributor) at prices denominated in Euros. We also purchase a small number of inventory items at prices denominated in Euros. As a result, we are exposed to foreign exchange movements during the time between the shipment of the product and payment. We currently have terms of net 60 days with our distributor and net 30 with our vendors under the agreements providing for payments in Euros.

          Income tax expense increased to $871,000 and $1,448,000 for the three month and six month periods ending June 30, 2009 on income before tax of $2,257,000 and $3,772,000 resulting in an effective income tax rate of 38%. The difference between the effective tax rate of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes. For the three month and six month periods ending June 30, 2008, income tax expense related to alternative minimum taxes (AMT) was $53,000 and $140,000 as we continued to maintain a full valuation allowance on our tax benefits through September 30, 2008.

Liquidity and Capital Resources

          Our cash and cash equivalents totaled $10,522,000 at June 30, 2009 compared to $7,209,000 in cash and cash equivalents at December 31, 2008, an increase of $3,313,000. Our cash equivalents are invested in a money market fund invested in all types of high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations. The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

          Cash provided by operations. We generated $3,808,000 of cash from operations in the six months ended June 30, 2009. The cash generated in the first half of 2009 primarily resulted from our income before taxes of $3,772,000 since essentially all of our income taxes are offset by our deferred tax assets.

          Cash used for investing activities. We used $539,000 of cash in investing activities in the six months ended June 30, 2009. We incurred capital expenditures of $539,000 relating primarily to leasehold improvements as part of our facility expansion, additional manufacturing equipment and additional research and development equipment.

          Cash used for financing activities. We generated $44,000 of cash in financing activities in the six month period ended June 30, 2009. We used $333,000 of cash to repurchase shares that vested under outstanding restricted stock awards for income tax withholding purposes. This was offset by our receipt of $377,000 of cash we received under our Employee Stock Purchase Plan and upon the exercise of outstanding stock options.

          We have a $10 million revolving line of credit with Silicon Valley Bank, which has a 24-month term and bears interest at the rate equal to the greater of prime plus 0.5% or 7.25% and is secured by a first security interest on all of our assets. As of June 30, 2009, we were in compliance with all the bank covenants and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

          We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future. We currently believe that our working capital of $27.0 million at June 30, 2009 will be sufficient to meet all of our operating and capital requirements for the foreseeable future. However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

Off-Balance Sheet Arrangements

          We did not have any off-balance sheet arrangements as of June 30, 2009.

Contractual Obligations

          The following table summarizes our contractual cash commitments as of June 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$5,055,000	$749,000	$1,583,000	$1,671,000	$1,052,000

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

          In the United States we sell our products directly to hospitals and clinics denominated in United States dollars. In Germany, through April 1, 2008 we sold our products to hospitals and clinics denominated in Euros. Effective April 1, 2008, we began selling our products in Germany through our new distributor Nicolai, GmbH. The sale of our products to Nicolai is denominated in Euros. Product revenue recognized on sales in Germany represented approximately 1.8% of our total product revenue for the six months ended June 30, 2009. The exposure to currency exchange rates on this volume of product sales in Germany would be considered immaterial to our financial statements.

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

          We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. As we have earned and received all Euro installment payments pursuant to the terms of our distribution agreement with Nicolai, GmbH before the end of 2008, there is no further exposure to fluctuations in the Euro related to this agreement. A change of 0.1 in the Euro exchange would result in an increase or decrease of approximately $22,000 in the amount of United States dollars we receive in payment on accounts receivable from Nicolai, GmbH. Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

          We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates. Advances under our revolving credit line bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise. As we had no amounts outstanding on the line of credit at June 30, 2009, we have no exposure to interest rate changes on this credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we will be exposed to declines in the interest rates paid on deposited funds. A 0.1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $11,000 on an annual basis.

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

Changes in internal controls.

          During the fiscal quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          The legal proceedings for the Marine Polymer Technologies, Inc. litigation as described in Note 9 to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated into this Item 1 of Part II by reference.

          From time to time, we are involved in legal proceedings arising in the normal course of business. As of the date of this report we were not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

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

          Our annual meeting of shareholders was held on April 21, 2009, at which time (1) seven nominees were elected to the Board of Directors for one-year terms, and (2) the appointment of Baker Tilly Virchow Krause, LLP as our independent registered public accounting firm was ratified. We solicited proxies pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s solicitations. All nominees for directors as listed in the proxy statement were elected.

          The voting results were as follows:

	For	Against	Withheld	Broker Non-Vote
Election of Directors:
Jon Erb	14,494,796	—	258,021	—
Michael Kopp	14,493,626	—	259,191	—
Richard Nigon	14,676,279	—	76,538	—
Paul O’Connell	14,607,444	—	145,373	—
Howard Root	13,298,510	—	1,454,307	—
Jorge Saucedo	14,676,731	—	76,086	—
Charmaine Sutton	12,845,520	—	1,907,297	—

Approval of Independent Registered Public Accounting Firm:	14,713,951	20,543	18,323	—

Item 5.	Other Information

          None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Amended and Restated Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 of Vascular Solutions’ Form 8-K dated October 19, 2007).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.

Date: July 22, 2009	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Chief Financial Officer
(principal financial officer)