Form 10-Q
period 2009-09-30
VASCULAR SOLUTIONS INC
filed 2009-10-20
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

The registrant had 16,394,230 shares of common stock, $.01 par value per share, outstanding as of October 16, 2009.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008

	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$14,053,000	$7,209,000
Accounts receivable, net of reserves of $115,000 and $120,000 in 2009 and 2008, respectively	8,814,000	8,706,000
Inventories	9,689,000	9,974,000
Prepaid expenses	1,564,000	1,045,000
Current portion of deferred tax assets	2,680,000	2,680,000
Total current assets	36,800,000	29,614,000

Property and equipment, net	3,786,000	3,887,000
Intangible assets, net	193,000	193,000
Deferred tax assets, net of current portion and liabilities	8,590,000	10,486,000
Total assets	$49,369,000	$44,180,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,497,000	$2,022,000
Accrued compensation	3,126,000	2,584,000
Accrued expenses	846,000	848,000
Accrued royalties	536,000	576,000
Current portion of deferred revenue	929,000	907,000
Total current liabilities	6,934,000	6,937,000

Long-term deferred revenue, net of current portion	4,780,000	5,417,000

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 16,394,230 – 2009; 16,027,519 – 2008	164,000	160,000
Additional paid-in capital	87,361,000	85,292,000
Other	84,000	84,000
Accumulated deficit	(49,954,000)	(53,710,000)
Total shareholders’ equity	37,655,000	31,826,000
Total liabilities and shareholders’ equity	$49,369,000	$44,180,000

See accompanying notes.

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(unaudited)		(unaudited)
Revenue:
Product revenue	$16,817,000	$15,089,000	$49,014,000	$43,698,000
License and collaboration revenue	411,000	376,000	1,191,000	1,120,000
Total revenue	17,228,000	15,465,000	50,205,000	44,818,000

Product costs and operating expenses:
Cost of goods sold	5,718,000	5,130,000	16,698,000	15,071,000
Collaboration expenses	199,000	138,000	554,000	506,000
Research and development	1,988,000	1,530,000	5,707,000	4,550,000
Clinical and regulatory	713,000	792,000	2,092,000	2,402,000
Sales and marketing	5,280,000	5,090,000	15,840,000	15,477,000
General and administrative	1,152,000	1,037,000	3,375,000	3,771,000
Litigation	—	—	—	1,484,000
Total product costs and operating expenses	15,050,000	13,717,000	44,266,000	43,261,000

Operating income	2,178,000	1,748,000	5,939,000	1,557,000

Other income (expenses):
Interest income	5,000	28,000	43,000	168,000
Interest expense	(9,000)	(10,000)	(30,000)	(52,000)
Foreign exchange gain (loss)	3,000	(22,000)	(3,000)	(22,000)

Income before income taxes	2,177,000	1,744,000	5,949,000	1,651,000

Income tax expense	(746,000)	(22,000)	(2,194,000)	(162,000)
Net income	$1,431,000	$1,722,000	$3,755,000	$1,489,000

Net income per share – basic	$0.09	$0.11	$0.24	$0.10
Net income per share – diluted	$0.09	$0.11	$0.23	$0.09

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008

	(unaudited)
Operating activities
Net income	$3,755,000	$1,489,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,042,000	1,127,000
Stock-based compensation	1,299,000	1,332,000
Deferred compensation expense	—	9,000
Deferred taxes, net	1,897,000	4,000
Loss on disposal of fixed assets	—	24,000
Change in allowance for doubtful accounts	(5,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(102,000)	(315,000)
Inventories	284,000	(2,327,000)
Prepaid expenses	(519,000)	(567,000)
Accounts payable	(524,000)	792,000
Accrued compensation and expenses	500,000	(4,900,000)
Deferred license fees received	—	386,000
Amortization of deferred license fees and other deferred revenue	(616,000)	(615,000)
Net cash provided by (used in) operating activities	7,011,000	(3,561,000)

Investing activities
Purchase of property and equipment	(941,000)	(1,013,000)
Cash deposits transferred from restricted cash	—	5,473,000
Net cash provided by (used in) investing activities	(941,000)	4,460,000

Financing activities
Repurchase of common shares	(340,000)	(153,000)
Payment on long-term debt	—	(867,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	1,114,000	468,000
Net cash provided by (used in) financing activities	774,000	(552,000)

Effect of exchange rate changes on cash and cash equivalents	—	(35,000)
Increase in cash and cash equivalents	6,844,000	312,000
Cash and cash equivalents at beginning of period	7,209,000	5,286,000
Cash and cash equivalents at end of period	$14,053,000	$5,598,000

Supplemental disclosure of cash flow
Cash paid for interest	$23,000	$59,000
Cash paid for taxes	$158,000	$241,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(1)	Basis of Presentation

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

(2)	Net Income per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, (SFAS 128), [Accounting Standards Codification (“ASC”) 260-10-55], basic net income per share for the three and nine months ended September 30, 2009 and 2008 is computed by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted net income per weighted average common share is computed by dividing net income by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(unaudited)		(unaudited)
Weighted average shares outstanding – basic	16,055,000	15,581,000	15,955,000	15,517,000
Weighted average shares outstanding – diluted	16,526,000	16,044,000	16,390,000	15,885,000

(3)	Comprehensive Income

Comprehensive income for the Company includes net income and foreign currency translation. Comprehensive income for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

	(unaudited)		(unaudited)
Net income	$1,431,000	$1,722,000	$3,755,000	$1,489,000
Foreign currency translation adjustments	—	(48,000)	—	(22,000)
Comprehensive income	$1,431,000	$1,674,000	$3,755,000	$1,467,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(4)	Revenue Recognition

In the United States the Company sells its products directly to hospitals and clinics. Revenue is recognized in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), [ASC 605-10-S99], which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

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

The Company also generates revenues from license agreements and research collaborations and recognizes these revenues when earned. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, [ASC 605-25-25-5], for deliverables which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin (SAB) 104, Revenue Recognition, [ASC 605-10-S99-1].

In addition, the Company has reviewed the provisions of EITF Issue No. 07-01, Accounting for Collaborative Arrangements, [ASC 808-10], and has determined this EITF has no impact on the amounts recorded under these agreements.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs, [ASC 605-45-45], the Company includes shipping and handling revenues in net revenue, and shipping and handling costs in cost of sales.

(5)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	September 30, 2009	December 31, 2008

	(unaudited)

Raw materials	$4,910,000	$4,943,000
Work-in process	750,000	871,000
Finished goods	4,029,000	4,160,000
	$9,689,000	$9,974,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At September 30, 2009 and December 31, 2008, the allowance for doubtful accounts was $80,000 and $95,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At September 30, 2009 and December 31, 2008, the sales and return allowance was $35,000 and $25,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $115,000 and $120,000 at September 30, 2009 and December 31, 2008, respectively.

(7)	Concentrations of Credit and Other Risks

In the United States the Company sells its products directly to hospitals and clinics. In all international markets, the Company sells its products to distributors who, in turn, sell to medical clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 10% of gross accounts receivable as of either September 30, 2009 or December 31, 2008. There have been no material losses on customer receivables.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

Revenue by geographic destination as a percentage of total net revenue for the nine month periods ended September 30, 2009 and 2008 was 87% in the United States and 13% in international markets for both periods. No single customer represented greater than 10% of the total net revenue for the nine months ended September 30, 2009 or 2008.

(8)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the Hemostat products) under a Thrombin-JMI Supply Agreement entered into with King Pharmaceuticals, Inc. (King) on January 9, 2007. Under the terms of the Thrombin-JMI Supply Agreement, King agrees to manufacture and supply thrombin to the Company on a non-exclusive basis. The Thrombin-JMI Supply Agreement does not contain any minimum purchase requirements. King agrees to supply the Company with such quantity of thrombin as the Company may order at a fixed price throughout the term of the Thrombin-JMI Supply Agreement as adjusted for inflation, variations in potency and other factors. The Thrombin-JMI Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including: (i) termination by King without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to the Company, and (ii) termination by the Company without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to King provided that the Device Supply Agreement, which the Company also entered into with King on January 9, 2007, has expired on its terms or the parties have agreed to terminate it.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

AngioDynamics, Inc. Litigation

On July 29, 2009 AngioDynamics, Inc. (“AngioDynamics”) filed a lawsuit against the Company in the United States District Court for the District of Delaware, alleging that the Company has infringed U.S. Patent No. 7,273,478 and U.S. Patent No. 7,559,329 by making, using and selling Vari-Lase® products, including Bright Tip fibers and procedure kits. AngioDynamics has requested injunctive relief and compensatory damages. The Company believes that the Vari-Lase products do not infringe any valid AngioDynamics patent.

From time to time, the Company is involved in legal proceedings arising in the normal course of business. As of the date of this report the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Long-term Debt

On December 26, 2007, the Company modified and extended its secured asset-based loan and security agreement with Silicon Valley Bank dated December 31, 2003 (as previously amended December 28, 2006 and December 29, 2005), consisting of an operating line of credit and an equipment line of credit. The operating line of credit is a two-year, $10,000,000 facility with availability based primarily on eligible customer receivables and inventory. The interest rate is the greater of prime plus 0.5% or 7.25%. As of September 30, 2009, the Company had no outstanding balance against the operating line of credit. Based on the Company’s eligible customer receivables, inventory and cash balances, $10,000,000 was available for borrowing as of September 30, 2009. The operating line of credit requires an annual fee of 0.25% of the average unused portion of the committed revolving line as determined by the bank.

The equipment line of credit was paid in full on July 9, 2008 and the Company no longer has the ability to borrow any additional funds under the equipment line of credit portion of the credit facility.

The credit facility includes three covenants: a minimum of $10,000,000 in tangible net worth, a minimum of $3,000,000 of unrestricted cash in deposit accounts with Silicon Valley Bank and an adjusted net income for each financial reporting period. The adjusted net income covenant requires an adjusted net income greater than $500,000 for each rolling three month period for the remaining term of the agreement. The amount required as a minimum tangible net worth will increase by an amount equal to the sum of 50% of the Company’s quarterly net profit and all consideration received by the Company upon the issuance of equity securities. The Company was in compliance with all of the covenants as of September 30, 2009.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(11)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes. For the nine month period ended September 30, 2009, the Company recorded a tax provision of $2,194,000 on income before tax of $5,949,000 resulting in an effective income tax rate of 37%. For the nine months ended September 30, 2009, the difference between the effective tax rate of 37% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes. For the nine month period ended September 30, 2008, the Company recorded a tax provision of $162,000 related to alternative minimum taxes (AMT) as the Company continued to maintain a full valuation allowance on its tax benefits.

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

Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, [ASC 740-10-25 & ASC 740-10-50]. Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. The Company has recorded a FIN 48 reserve of $597,000 as of December 31, 2008. The impact of tax related interest and penalties is recorded as a component of income tax expense. For the nine months ended September 30, 2009, the Company has recorded $0 for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in Germany and various state jurisdictions. At September 30, 2009, the Company was not under examination by any of these taxing authorities and the open tax years are 2006 through 2008.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(12)	New Accounting Pronouncement

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

(13)	Products and Services

The following tables set forth, for the periods indicated, net revenue by product line along with the percent change from the previous period:

	Nine Months Ended September 30,
	2009		2008
	Net Revenue	Percent Change	Net Revenue	Percent Change

Hemostat products	$18,520,000	5%	$17,633,000	(5%)
Extraction catheters	12,310,000	13%	10,913,000	34%
Vein products	7,991,000	14%	6,982,000	17%
Access products	5,309,000	35%	3,933,000	107%
Specialty catheters	4,172,000	23%	3,398,000	37%
Other	712,000	(15%)	839,000	24%
Total product revenue	$49,014,000	12%	$43,698,000	16%
License and collaboration	1,191,000	6%	1,120,000	26%
Total revenue	$50,205,000	12%	$44,818,000	16%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Vascular Solutions, Inc. (we, us or Vascular) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. We were incorporated in the state of Minnesota in December 1996, and began operations in February 1997. Our main product lines consist of the following:

•

Hemostat (blood clotting) products, principally consisting of the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets,

•	Extraction catheters, principally consisting of the Pronto® V3 and Pronto LP extraction catheters, mechanical systems for the removal of soft thrombus from arteries,

•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser and procedure kit used for the treatment of varicose veins,

•

Access products, principally consisting of micro-introducer kits, MICRO Elite™ and EXPRO Elite™ snares, the Guardian® hemostasis valve, and guidewires used in connection with percutaneous access to the vasculature, and

•

Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheters, Gandras™ catheters, Minnie™ support catheter, and Gopher™ catheter.

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

Results of Operations

          The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Product revenue	98%	98%	98%	98%
License and collaboration revenue	2%	2%	2%	2%
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	33%	33%	34%
Collaboration expenses	1%	1%	1%	1%
Research and development	11%	10%	11%	10%
Clinical and regulatory	4%	5%	4%	5%
Sales and marketing	31%	33%	32%	35%
General and administrative	7%	7%	7%	8%
Litigation	—	—	—	3%
Total product costs and operating expenses	87%	89%	88%	96%
Operating income	13%	11%	12%	4%
Other income and expenses, net	—	—	—	—
Income before income taxes	13%	11%	12%	4%
Income taxes	(4%)	—	(4%)	(1%)
Net income	9%	11%	8%	3%

Three and nine months ended September 30, 2009, compared to three and nine months ended September 30, 2008

          Net revenue increased 11% to $17,228,000 for the quarter ended September 30, 2009 from $15,465,000 for the quarter ended September 30, 2008. The increase in net revenue was a result of an increased market penetration as well as the introduction of new products, principally in the access products and specialty catheters categories. Approximately 87% of our net revenue was earned in the United States and 13% of our net revenue was earned in international markets for both quarters ended September 30, 2009 and September 30, 2008. Net revenue increased 12% to $50,205,000 for the nine months ended September 30, 2009 from $44,818,000 for the nine months ended September 30, 2008. Approximately 87% of our net revenue was earned in the United States and 13% of our net revenue was earned in international markets for each of the nine months ended September 30, 2009 and September 30, 2008.

          We recognized $212,000 and $637,000 of licensing revenue during the three and nine month periods ending September 30, 2009, respectively, as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai in Germany. We also recognized $199,000 and $554,000 of collaboration revenue during the three and nine month periods ending September 30, 2009, respectively, as a result of performing clinical and development work for King under the Device Supply Agreement. We expect to recognize approximately $850,000 of license revenue in 2009, and expect collaboration revenue will continue through the fourth quarter of 2009 dependent upon our progress with our pre-clinical and clinical projects for King.

          Gross margin across all product lines remained constant at 66% for the quarter ended September 30, 2009 compared to 66% for the quarter ended September 30, 2008. We expect product gross margins to be in the range of 65% to 66% for the fourth quarter of 2009, subject to changes in our selling mix between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry. Gross margin across all product lines remained constant at 66% for the nine months ended September 30, 2009 compared to 66% for the nine months ended September 30, 2008.

          Research and development expense for the third quarter of 2009 totaled $1,988,000, or 11% of revenue, compared to $1,530,000, or 10% of revenue, for the third quarter of 2008. Research and development expense for the nine month period ending September 30, 2009 totaled $5,707,000, or 11% of revenue, compared to $4,550,000, or 10% of revenue, for the nine month period ending September 30, 2008. The increase in research and development expenses resulted from additional new products moving through our development system in 2009. We expect our continuing research and development expenses to be approximately 10% to 11% of revenue in the fourth quarter of 2009 as we continue to pursue additional new products and to move our longer term development projects forward.

          Clinical and regulatory expense for the third quarter of 2009 totaled $713,000, or 4% of revenue, compared to $792,000, or 5% of revenue, for the third quarter of 2008. Clinical and regulatory expense for the nine month period ending September 30, 2009 totaled $2,092,000, or 4% of revenue, compared to $2,402,000, or 5% of revenue, for the nine month period ending September 30, 2008. Clinical and regulatory expenses fluctuate due to the timing of clinical studies and the number of new products coming through the regulatory system. We expect clinical and regulatory expenses to be approximately 4% to 5% of revenue in the fourth quarter of 2009.

          Sales and marketing expense for the third quarter of 2009 totaled $5,280,000, or 31% of revenue, compared to $5,090,000, or 33% of revenue, for the third quarter of 2008. Sales and marketing expense for the nine month period ending September 30, 2009 totaled $15,840,000, or 32% of revenue, compared to $15,477,000, or 35% of revenue, for the nine month period ending September 30, 2008. We expect to maintain the same relative size of our direct sales force in the fourth quarter of 2009 at between 85 and 90 full-time sales employees. As a result, we expect our sales and marketing expenses will continue to decline as a percentage of revenue to between 29% and 31% of revenue by the end of 2009.

          General and administrative expense for the third quarter of 2009 totaled $1,152,000, or 7% of revenue, compared to $1,037,000, or 7% of revenue, for the third quarter of 2008. General and administrative expense for the nine month period ending September 30, 2009 totaled $3,375,000, or 7% of revenue, compared to $3,771,000, or 8% of revenue, for the nine month period ending September 30, 2008. The decrease for the nine month period was primarily the result of lower legal fees of approximately $500,000 due to the litigation that was pending in the first half of 2008 (see Note 9 to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q). We expect general and administrative expenses to be approximately 6% of revenue in the fourth quarter of 2009.

          Litigation expenses were $-0- for both the third quarter and nine month period ending September 30, 2009 compared to $-0- and $1,484,000 for the third quarter and nine month period ending September 30, 2008. For a complete discussion of litigation matters, see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Form 10-Q.

          Interest income decreased to $5,000 and $43,000 for the third quarter and nine month period ending September 30, 2009 compared to $28,000 and $168,000 for the third quarter and nine month period ending September 30, 2008. The decrease in interest income was primarily the result of a decrease in interest rates.

          Interest expense decreased to $9,000 and $30,000 for the third quarter and nine month period ending September 30, 2009 compared to $10,000 and $52,000 for the third quarter and nine month period ending September 30, 2008. The decrease in interest expense was as a result of repaying our equipment line of credit during the year ended December 31, 2008.

          Foreign exchange gain was $3,000 for the quarter ending September 30, 2009 compared to a foreign exchange loss of $22,000 for the quarter ending September 30, 2008. Foreign exchange loss was $3,000 for the nine month period ending September 30, 2009 compared to a foreign exchange loss of $22,000 for the nine month period ending September 30, 2008.

          Income tax expense increased to $746,000 and $2,194,000 for the three month and nine month periods ending September 30, 2009 on income before tax of $2,177,000 and $5,949,000 resulting in an effective income tax rate of 37%. The difference between the effective tax rate of 37% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes. For the three month and nine month periods ending September 30, 2008, income tax expense related to alternative minimum taxes (AMT) was $22,000 and $162,000 as we continued to maintain a full valuation allowance on our tax benefits through September 30, 2008.

Liquidity and Capital Resources

          Our cash and cash equivalents totaled $14,053,000 at September 30, 2009 compared to $7,209,000 in cash and cash equivalents at December 31, 2008, an increase of $6,844,000. Our cash equivalents are invested in a money market fund invested in all types of high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations. The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

          Cash provided by operations. We generated $7,011,000 of cash from operations in the nine months ended September 30, 2009. The cash generated to date during 2009 primarily resulted from our income before taxes of $5,949,000 since essentially all of our income taxes are offset by our deferred tax assets.

          Cash used for investing activities. We used $941,000 of cash in investing activities in the nine months ended September 30, 2009. We incurred capital expenditures of $941,000 relating primarily to additional manufacturing equipment, leasehold improvements as part of our facility expansion and additional research and development equipment.

          Cash provided by financing activities. We generated $774,000 of cash in financing activities in the nine month period ended September 30, 2009. We used $340,000 of cash to repurchase shares that vested under outstanding restricted stock awards for income tax withholding purposes. This was offset by our receipt of $1,114,000 of cash we received under our Employee Stock Purchase Plan and upon the exercise of outstanding stock options.

          We have a $10 million revolving line of credit with Silicon Valley Bank, which has a 24-month term and bears interest at the rate equal to the greater of prime plus 0.5% or 7.25% and is secured by a first security interest on all of our assets. As of September 30, 2009, we were in compliance with all the bank covenants and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

          We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future. We currently believe that our working capital of $29.9 million at September 30, 2009 will be sufficient to meet all of our operating and capital requirements for the foreseeable future. However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

Off-Balance Sheet Arrangements

          We did not have any off-balance sheet arrangements as of September 30, 2009.

Contractual Obligations

          The following table summarizes our contractual cash commitments as of September 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$4,868,000	$749,000	$1,595,000	$1,683,000	$841,000

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

New Accounting Pronouncement

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

          In the United States we sell our products directly to hospitals and clinics denominated in United States dollars. In Germany, through April 1, 2008 we sold our products to hospitals and clinics denominated in Euros. Effective April 1, 2008, we began selling our products in Germany through our new distributor Nicolai, GmbH. The sale of our products to Nicolai is denominated in Euros. Product revenue recognized on sales in Germany represented approximately 1.8% of our total product revenue for the nine months ended September 30, 2009. The exposure to currency exchange rates on this volume of product sales in Germany would be considered immaterial to our financial statements.

          In all other international markets, we sell our products to independent distributors who, in turn, sell to hospitals. We sell our product in these countries through independent distributors denominated in United States dollars. Loss, termination or ineffectiveness of distributors to effectively promote our product would have a material adverse effect on our financial condition and results of operations.

          We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. As we have earned and received all Euro installment payments pursuant to the terms of our distribution agreement with Nicolai, GmbH before the end of 2008, there is no further exposure to fluctuations in the Euro related to this agreement. A change of 0.1 in the Euro exchange would result in an increase or decrease of approximately $20,000 in the amount of United States dollars we receive in payment on accounts receivable from Nicolai, GmbH. Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

          We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates. Advances under our revolving credit line bear interest at an annual rate indexed to prime. We will thus be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise. As we had no amounts outstanding on the line of credit at September 30, 2009, we have no exposure to interest rate changes on this credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we will be exposed to declines in the interest rates paid on deposited funds. A 0.1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $14,000 on an annual basis.

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

Changes in internal controls.

          During the fiscal quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          The legal proceedings for the Marine Polymer Technologies, Inc. litigation and AngioDynamics, Inc. litigation as described in Note 9 to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated into this Item 1 of Part II by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2009	816	$8.70	—	—
August 1 - 31, 2009	—	—	—	—
September 1 - 30, 2009	—	—	—	—

(1) At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 816 shares of common stock at the fair market value of the common stock on the day their awards vested to satisfy income tax withholding obligations for those employees.

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

VASCULAR SOLUTIONS, INC.

Date: October 20, 2009	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)