Form 10-K
period 2009-12-31
VASCULAR SOLUTIONS INC
filed 2010-02-02
CIK 1030206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or ofr such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.406 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2009 was $122,687,487.

As of January 29, 2010, the number of shares outstanding of the registrant’s common stock was 16,732,610.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on April 22, 2010 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•

Access products, principally consisting of micro-introducer kits, MICRO Elite™ and EXPRO Elite™ snares, the Guardian® hemostasis valve, and guidewires used in connection with percutaneous access to the vasculature, and

•

Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheters, GuideLiner™ catheter, Minnie™ support catheter, and Gopher™ catheter.

          In 2000 we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures. In 2001, due to competitive developments in the sealing device market, we made the strategic decision to develop additional products and de-emphasize the promotion of our Duett sealing device. We have grown from net revenue of $6.2 million in 2000 solely from the Duett device to net revenue of $68.4 million in 2009, with 99% of our 2009 net revenue coming from products other than the Duett device. This increase in revenue represents a compound annual growth rate of 31% and was driven by our commitment to the research and development of multiple new devices to diagnose and treat existing and new vascular conditions.

          As a vertically-integrated medical device company, we generate ideas, create new interventional medical devices and then deliver these devices directly to the physician through our direct domestic sales force and our international distribution network. We are currently developing several additional products that leverage our existing infrastructure to bring additional solutions to the interventional cardiologist and interventional radiologist.

Interventional Cardiology and Interventional Radiology Industry Background

          An estimated 80 million Americans have one or more types of cardiovascular disease—diseases of the heart and blood vessels. Cardiovascular disease is the number one cause of death in the United States and is replacing infectious disease as the world’s pre-eminent health risk. Advances in medicine have enabled physicians to perform an increasing number of diagnostic and therapeutic treatments of cardiovascular disease using minimally invasive methods, such as catheters placed inside the arteries, instead of highly invasive open surgery. Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat diseases of the coronary and peripheral arteries. Based on industry statistics, we estimate that cardiologists and radiologists performed over nine million diagnostic and interventional catheterization procedures worldwide in 2009. The number of catheterization procedures performed is expected to continue to grow as the incidence of cardiovascular disease continues to increase and the diagnosis and treatment of cardiovascular disease expands worldwide. The worldwide market for interventional medical devices in 2009 exceeded $5 billion.

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

          For information about our revenue, profits or losses and total assets, see our Consolidated Financial Statements included in Item 8 of Part II of this 10-K.

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

          We completed a 376-patient, five center randomized clinical study that demonstrated a 50% reduction in the median time-to-hemostasis when using the D-Stat Dry bandage compared to simple manual compression. In the third quarter of 2006 we received Food and Drug Administration (FDA) clearance of our claim that the D-Stat Dry reduces the time-to-hemostasis in diagnostic catheterizations. In the first quarter of 2008 we received FDA clearance and began selling two new versions of the original D-Stat Dry bandage. The first new version, the D-Stat® Dry Clear hemostatic bandage, is packaged with a clear bandage which allows for better visibility of the site while the bandage is in place. The second new version, Thrombix®, uses a lower cost manufacturing process which offers price flexibility within the product line. In the first quarter of 2009 we received FDA clearance and began selling a new version of the original D-Stat Dry bandage. This new product, the D-Stat® Dry Wrap hemostatic bandage, contains a pre-cut specifically designed for the control of bleeding around indwelling lines. We believe that the market for hemostat pads following catheterization procedures has grown substantially since the first competitive patch was introduced in 2000, with a market size greater than $50 million in 2009.

          We have developed additional configurations of our hemostat technology for specialized medical procedures. Our D-Stat Radial hemostat band is a version of the D-Stat Dry that includes a compression band to allow it to be applied over the radial artery in the wrist. In approximately 5% of all catheterizations in the United States, the radial artery in the wrist instead of the femoral artery in the groin is used to gain arterial access. In these cases using the radial artery, a variety of compression splints and tapes have been used for controlling bleeding following the procedure. The D-Stat Radial is the first device that contains an active blood clotting agent together with a compression collar for this purpose. We received regulatory clearance for the D-Stat Radial hemostat band in September 2003, and made manufacturing improvements to the product before launching it in the United States in early 2004. In December 2009, we made further manufacturing improvements and launched a new version called the D-Stat Rad-Band™ in the United States.

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

          At the end of the first quarter of 2004 we received regulatory clearance in the United States for the Thrombi-Pad® trauma bandage. The Thrombi-Pad trauma bandage is a larger-sized version of our D-Stat Dry designed for use in trauma indications, does not require mixing or special storage requirements and can be quickly applied to even severely bleeding wounds. During the second quarter of 2005 we received regulatory clearance in the United States for the Thrombi-Gel® hemostatic foam. The Thrombi-Gel hemostatic product contains a gelatin foam pad (instead of the non-resorbable gauze pad in the D-Stat Dry) to provide a unique, premixed, sterile, gelatin/thrombin hemostat. An additional version of the Thrombi-Gel in development is the Thrombi-Paste™, which adds a liquid to make a thick thrombin-based gel. Because the Thrombi-Pad, Thrombi-Gel and Thrombi-Paste products are expected to be utilized outside of our core market of interventional procedures, we have licensed the distribution of these products to King Pharmaceuticals, Inc., as described under “Agreements with King Pharmaceuticals, Inc.” below.

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

          We have developed four additional versions of extraction catheters -- the Pronto-Short, Pronto .035”, Pronto LP and QXT®. The Pronto-Short is a shorter and larger version designed for use in clotted dialysis grafts that was launched in August 2005. The Pronto .035” is a much larger version designed for use in large vessel peripheral indications that was launched in August 2007. The Pronto LP is a low profile version that is designed for use in smaller vessels and was launched in January 2008. The QXT is a low-cost version that is designed to be sold in certain international markets and was launched in March 2008.

Vein Products

          Our Vari-Lase endovenous laser products consist of a laser console, procedure kits and accessories used in the treatment of reflux of the great saphenous vein, commonly referred to as varicose veins. More than one million people in the United States seek treatment each year for varicose veins. Left untreated, varicose veins can result in serious clinical consequences, including limited mobility and venous stasis ulcers. Historically, an invasive surgical procedure known as vein stripping was the only treatment for severe varicose veins. While vein stripping is still performed, since 2002 a non-surgical procedure using endovenous laser energy to treat and close the diseased vein has become a preferred alternative. Recent clinical data on endovenous laser therapy has demonstrated excellent clinical results and outstanding patient satisfaction. During the fourth quarter of 2004 the Center for Medicare and Medicaid Services (CMS) published the Medicare Physicians Fee Schedule which established favorable reimbursement rates for the endovenous laser procedure starting January 1, 2005. Private insurance companies also have issued reimbursement coverage decisions resulting in more physicians adding endovenous laser therapy to their practice. We believe the current market size for treating varicose veins using endovenous therapy is greater than $140 million per year.

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

          During 2006 we launched the Twin-Pass dual access catheter. The Twin-Pass is a two lumen catheter designed to be used in conjunction with steerable guidewires to access discrete regions of the coronary and peripheral arterial vasculature and for use during procedures utilizing two guidewires. We believe the Twin-Pass addresses a market opportunity of between $1 million and $5 million annually within interventional cardiology.

          In July of 2007 we launched the Gopher support catheter. The Gopher catheter is designed to assist in the passage of interventional devices through arterial lesions by utilizing a unique rotational force. In August 2009 we launched our new version of this catheter, referred to as the Gopher™ Gold catheter. The Gopher Gold is designed for use when treating coronary and peripheral stenoses over an existing in-place 0.014” guidewire and contains a highly radiopaque gold-plated distal tip. We believe the market opportunity of the Gopher is in excess of $2 million per year.

          In January 2009 we launched the Minnie support catheter. The Minnie support catheter is designed to provide superior guidewire support and exchange for complex interventions. We believe the current market size for support catheters is greater than $15 million per year.

          In November 2009 we launched the GuideLiner catheter. The GuideLiner catheter is a unique coaxial “mother and child” guide extension with rapid exchange convenience that enables deep seating, guide back-up support and selective intubation in challenging coronary interventions. We believe the market opportunity of the GuideLiner is in excess of $15 million per year.

Access Products

          Access products are used to gain percutaneous access to the vasculature for a wide variety of arterial and venous procedures. We started selling access products in July 2003. Our access products include a full line of micro-introducer kits and a variety of specialty guidewires.

          During 2007 we entered into an agreement with Zerusa Limited, whereby we agreed to act as the exclusive U.S. distributor of Zerusa’s Guardian® hemostatic valve. The Guardian hemostatic valve is a valve used in catheterization procedures to allow the placement of multiple devices simultaneously in the artery with a unique push-button operation that is designed to minimize blood loss. In November 2009 we launched a second generation version called the Guardian II hemostatic valve. The Guardian II has a shorter overall length and clear rotating components.

          During 2008 we entered into an agreement with Radius Medical to distribute their Micro Elite™ and Expro Elite™ Snares within the United States. The Elite snares feature a highly torqueable shaft design for control and maneuverability when accessing distal targets. We believe the market opportunity for the Micro Elite Snare is in excess of $2 million per year and the market opportunity for the Expro Snares is in excess of $5 million per year.

          During 2009 we entered into an agreement with Perouse Medical to distribute their Flamingo inflation device within the United States. The Flamingo is designed for use during cardiovascular procedures to create, maintain and monitor pressures.

          In March 2009 we launched the Grebset™ micro-introducer kit and in November 2009 we launched the PiggyBack™ wire converter. The Grebset is a unique micro-introducer kit with an angled tip that facilitates steerability. The PiggyBack converts the 0.014” guidewire into a 0.035” delivery device, preserving the position of the 0.014” guidewire and eliminating the need to switch-out or exchange guidewires.

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

          The effect of these three agreements was to forge a new relationship between us and King having essentially three components. First, King is selling through its direct sales force, and we are manufacturing and supplying to King, our Thrombi-Pad trauma bandage and Thrombi-Gel hemostat products (and in the future our Thrombi-Paste hemostat product). Second, we are working with King to develop additional hemostat products to be sold by King outside of our direct sales force’s call point of cardiac, peripheral and electrophysiology catheterization laboratories. Third, King is selling Thrombin-JMI® to us for use in the manufacture of our hemostatic products under a 10-year, fixed price arrangement.

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

          Under the terms of the Device Supply Agreement, we agreed to manufacture and supply the Products to King and King agreed to purchase the Products from us for King’s exclusive commercialization, distribution, sale and use of the Products in the Field. King does not have any minimum purchase obligations under the Device Supply Agreement. The Device Supply Agreement does not limit our ability to manufacture the Products for our own commercialization, distribution, sale and use outside of the Field. The transfer prices are fixed for each Product under the Device Supply Agreement and are adjusted for cost and inflation increases according to a market index. Upon the first commercial sale by King of a Thrombi-Gel hemostat (which occurred in May 2007), King made a one-time, non-refundable milestone payment to us of $1.0 million. Upon the first commercial sale by King of a Thrombi-Paste hemostat product, King will be required to make another one-time, non-refundable milestone payment to us of $1.0 million. As directed by King, we will continue to perform the regulatory work necessary to obtain surgical approvals for the Thrombi-Gel products. King has directed us to suspend the regulatory work on the Thrombi-Paste products until further notice. King has agreed to reimburse us for our expenses in obtaining these approvals. If, after undertaking and completing the development and regulatory plans with respect to the Thrombi-Gel and Thrombi-Paste products, such development and regulatory efforts have not resulted in regulatory approval for surgical use, we have agreed to make a one-time, non-creditable, non-refundable payment of $2.5 million to King for both the Thrombi-Gel products and Thrombi-Paste products if they are not approved by the FDA for surgical use. We believe the probability of making these one-time payments to King is remote. Under the Device Supply Agreement, King also has certain rights of first refusal with respect to any hemostatic devices for use in the Field that we may develop on our own or at the request of King. The Device Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including termination by King without cause anytime after the third anniversary of its execution upon two years prior written notice to us.

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

Business Strategy

          Our primary objective is to establish ourselves as a leading supplier of clinically superior medical devices for substantial, unique opportunities within interventional medicine. The key steps in achieving our primary objective are the following:

•

Maintain and Improve our Clinically-Oriented Direct Sales Force in the United States. During 2000 we commenced sales of our products in the United States through a direct sales force of clinically trained account managers who sell and train interventional cardiologists, radiologists and catheterization laboratory personnel on the use of our products. As our product lines have increased, we have increased the size of our sales force to 92 at the end of 2009, which provides substantially complete geographic coverage of the United States.

•

Expand our Existing Products to Our Existing Market. Starting in 2003 we have launched multiple new products in the United States through our direct sales force to our existing markets. Pursuing this multiple product strategy has generated material sales growth, and we believe that each of our current product lines has the potential to generate continued sales growth during 2010 and beyond.

•

Develop New Devices to be Sold Through our Direct Sales Force to our Existing Customers. We intend to continue to leverage our direct sales force by bringing additional products to the interventional physician.

•

Explore Corporate Partnerships for the Distribution of Products Through our Direct Sales Force to our Existing Customers. We intend to continue to leverage our direct sales force by bringing additional products to the interventional physician through distribution agreements. Over the past three years we have partnered with Radius Medical, Zerusa Limited and Perouse Medical to distribute their products in the United States. We are in discussions with additional potential distribution partners and expect to distribute additional products as they become available.

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

Sales, Marketing and Distribution

          In 2000 we commenced sales of our Duett sealing device in the United States through our direct sales organization. As of December 31, 2009, our worldwide sales force consisted of approximately 92 employees who sell our entire line of interventional products. We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force.

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

          Our international sales and marketing strategy has been to sell to interventional cardiologists and interventional radiologists through established independent distributors in major international markets, subject to required regulatory approvals. In Germany, we created a wholly-owned subsidiary to sell directly to customers in the German market beginning in the fourth quarter of 2000. In the first quarter of 2008 we transitioned our sales in Germany to an independent distributor and closed our German subsidiary. We have entered into multi-year written distribution agreements with each of our independent distributors, and we ship our products to these distributors upon receipt of purchase orders. Each of our independent distributors has the exclusive right to sell our products within a defined territory. These distributors also market other medical products, although they have agreed not to sell directly competitive products. Our independent distributors purchase our products from us at a discount from list price and resell the device to hospitals and clinics. Sales to international distributors are denominated in United States dollars, with the exception of the Germany distributor where sales are denominated in Euros. The end-user price is determined by the distributor and varies from country to country.

New Product Development

          Our research and development staff is currently focused on developing new products to sell to our existing customer base through our direct sales force and on developing next generation versions of our existing products. We incurred expenses of $7,847,000 in 2009, $6,333,000 in 2008, and $5,418,000 in 2007 for research and development activities. To further leverage our efficiencies, our research and development group continues to develop in-house capabilities to manufacture some of the components currently produced by outside vendors.

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

Manufacturing

          We manufacture our products in our facilities located in the suburbs of Minneapolis, Minnesota. The catheter manufacturing and packaging processes occur under a controlled clean room environment. Our quality system, manufacturing facilities and processes have been certified to be compliant with the applicable European standards EN46001 and the succeeding EN13485 since July 1998. Our quality system was most recently audited by the FDA in February 2009 with no deficiencies noted.

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

          Our D-Stat Dry hemostatic bandage competes in the noninvasive topical patch market segment of sealing devices. These patches are applied directly over the puncture site and held in place with adjunctive manual compression for a period of 10-20 minutes. Competitive patches include the SyvekPatch®, which is manufactured and marketed by Marine Polymer Technologies, Inc., and the HemCon® Patch, which is distributed by Cardinal Health, Inc. and manufactured by Hemcon Medical Technologies, Inc.

          The Pronto extraction catheter competes in the market segment for removal of thrombus from the arterial system. There are many companies that are selling or have developed products in this segment, including MedRad, Inc., Medtronic, Inc. and Spectranetics Corporation.

          We are aware of many companies that sell a product for the endovenous laser treatment of varicose veins, including AngioDynamics Inc., biolitec, Dornier MedTech, and CoolTouch. Each of the competitive products contains similar types of components for performing endovenous laser therapy but differ in procedural training, laser wavelength, custom-designed features and customer support. In addition, Covidien sells an alternative endovenous procedure that utilizes radiofrequency as opposed to laser energy for the treatment of varicose veins.

          There are many companies that are selling or have developed hemostats which compete generally with our D-Stat Flowable hemostat. Virtually all of these devices, however, are positioned as hemostats for the surgical market and are not designed specifically for use in electrophysiology procedures.

          We have several competitors in the specialty catheter and access product lines, including Cook® Medical.

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

International

          The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. As part of the CE mark compliance, manufacturers are required to comply with the European quality systems standards. We received the CE mark approval for our Duett sealing device and certification of our quality system in July 1998, and we have subsequently received the CE mark approval for other products within our product lines.

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

Patents and Intellectual Property

          We file patent applications to protect technology, inventions and improvements that are significant to the development of our business, and use trade secrets and trademarks to protect other areas of our business. We currently have 10 U.S. patents issued and 12 additional patents pending concerning our Duett sealing device, Pronto catheter, Langston dual lumen pigtail catheter, D-Stat Dry, the Vari-Lase product line, and other products. We also have pursued international patent applications.

          The interventional medical device market in general and the endovenous laser therapy field in particular, are characterized by frequent and substantial intellectual property litigation. Currently, we are involved in litigation with AngioDynamics, Inc., who has filed a lawsuit against us alleging that we have infringed U.S. Patent No. 7,273,478 and U.S. Patent No. 7,559,329. (See “Legal Proceedings” in Item 3 of Part I of this Form 10-K.) The interpretation of patents involves complex and evolving legal and factual questions. Intellectual property litigation in recent years has proven to be complex and expensive, and the outcome of such litigation is difficult to predict.

          We may become the subject of additional intellectual property claims in the future related to our products. Our defense of any intellectual property claims, regardless of the merits of the complaint, could divert the attention of our technical and management personnel away from the development and marketing of our products for significant periods of time. The costs incurred to defend these claims could be substantial and adversely affect us, even if we are ultimately successful.

          We also rely on trade secret protection for certain aspects of our technology. We typically require our employees, consultants and vendors for major components to execute confidentiality agreements upon their commencing services with us or before we disclose confidential information to them. These agreements generally provide that all confidential information developed or made known to the other party during the course of that party’s relationship with us is to be kept confidential and not disclosed to third parties, except in special circumstances. The agreements with our employees also provide that all inventions conceived or developed in the course of providing services to us shall be our exclusive property.

          We also register the trademarks and trade names through which we conduct our business. To date, we have registered and use the trademarks “Acolysis®,” “Acolysis System®,” “Acolysis System Therapeutic Ultrasound Thrombolysis®,” “Auto-Fill®,” “D-Stat®,” “Gandras®,” “Langston®,” “Pronto®,” “QXT Extraction Catheter®,” “Skyway®,” “Thrombix®,” “Thrombi-Gel®,” “Twin-Pass®,” and “Vari-Lase®,” and we use the following trademarks “Axis™,” “Bright Tip™,” “Gator™,” “Gopher™,” “GrebSet™,” “GuideLiner™,” “InnerChange™,” “Jiffy™,” “Max-Support™,” “Minnie™,” “PiggyBack™,” “Rad-Band™,” “Trespass™,” and the Duett stylized logo. We acquired the registered trademark “Acolysis” in connection with our acquisition of the Acolysis therapeutic ultrasound business in 2002. U.S. trademark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

Employees

          As of December 31, 2009, we had 266 full-time employees. Of these employees, 77 were in manufacturing activities, 119 were in sales and marketing activities, 28 were in research and development activities, 23 were in regulatory, quality assurance and clinical research activities and 19 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements. We believe our employee relations are good. We are an Equal Opportunity Employer.

Executive Officers of the Registrant

          Our executive officers as of January 31, 2010 are as follows:

Name	Age	Position
Howard Root	49	Chief Executive Officer and Director
James Hennen	37	Chief Financial Officer, Vice President of Finance and Corporate Secretary
Jonathan Hammond	42	Vice President of Manufacturing
Brett Demchuk	46	Vice President of Quality
William Rutstein	57	Vice President of International Sales
Susan Christian	41	Vice President of Sales Operations
Carrie Powers	35	Vice President of Marketing

          Howard Root has served as Chief Executive Officer and a member of our Board of Directors since he co-founded Vascular Solutions in February 1997. From 1990 to 1995, Mr. Root was employed by ATS Medical, Inc., a mechanical heart valve company, most recently as Vice President and General Counsel. Prior to joining ATS Medical, Mr. Root practiced corporate law, specializing in representing emerging growth companies, at the law firm of Dorsey & Whitney LLP for over five years. Mr. Root is also a member of the Board of Directors of the Medical Device Manufacturers Association (MDMA).

          James Hennen has served as our Chief Financial Officer since January 2004. Mr. Hennen served as our Controller & Director of Finance from February 2002 through December 2003. Prior to joining us, Mr. Hennen served in various accounting positions, most recently as International Controller with WAM!NET, Inc., a globally networked information technology company for media transfer, where he worked from December 1997 through February 2002. From October 1995 through December 1997, Mr. Hennen was a Senior Auditor for Ernst & Young, LLP. Mr. Hennen is a Certified Public Accountant (inactive).

          Jonathan Hammond has served as our Vice President of Manufacturing since January 2010. Mr. Hammond previously served as our Director of Process Development from January 2008 to December 2009, our Process Development Manager from January 2007 to December 2007, and our Senior Process Development Engineer from the time he joined us in July of 2005 until December 2006. Prior to joining us, Mr. Hammond served as Senior Manufacturing Engineer with Enpath Medical, a leading supplier of venous vessel introducers, where he worked from November 2002 through June of 2005. From March 1993 through October 2002, Mr. Hammond served in various engineering and technical product management roles for MICROVENA Corporation (ev3).

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

          Susan Christian has served as our Vice President of Sales Operations since October 2008. Ms. Christian previously served as our Senior Director of Sales Operations and Director of Sales Administration since she joined the company in September 2006. Prior to joining us, Ms. Christian served as the Senior Vice President of Finance & Operations of Tad Ware & Company, Inc., a marketing communications agency, where she worked from April 1992 to September 2006. From August 1990 through March 1992, Ms. Christian was a Tax Accountant for Arthur Anderson & Co. Ms. Christian is a Certified Public Accountant (inactive).

          Carrie Powers has served as our Vice President of Marketing since July 2009. Ms. Powers previously served as our Senior Director of Product Management and Training from July 2008 to June 2009, Director of Training from March 2007 to July 2008, Product Manager for the Hemostasis Product Line from July 2006 to March 2007 and began her employment with us as an Associate Product Manager for the Hemostasis Product Line from January 2006 to July 2006. Prior to joining us, Ms. Powers was employed by St. Mary’s Hospital in Madison, WI from 2002 to 2006, most recently as a Registered Nurse in an Interventional Cardiac Catheterization Lab. Prior to this time, Ms. Powers worked in the areas of home health, cardiac rehabilitation and community health education.

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

          We have launched over 50 new products since 2003. Our success will depend on the continued launch of new products and the medical community’s acceptance of our new products. We cannot predict how quickly, if at all, the medical community will accept our new products, or, if accepted, the continuation or extent of their use. Our potential customers must:

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

          From 1997 to 2007 we incurred net losses primarily from costs relating to the development and commercialization of our new products. At December 31, 2009, we had an accumulated deficit of $48.3 million. We believe that we have achieved a level of consistent profitability from our continuing operations; however, there is no assurance that this will continue, and we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We are involved in and may face additional litigation claims which could prevent us from manufacturing and selling our products or result in our incurring substantial costs and liabilities.

          The interventional medical device industry is characterized by numerous patent filings and frequent and substantial intellectual property litigation. Companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage. Intellectual property litigation has proven to be very complex, and the outcome of such litigation is difficult to predict. While we do not believe that any of our products infringe any existing patent, it is highly likely that we will continue to become subject to intellectual property claims with respect to our new or existing products. Currently, we are involved in litigation with AngioDynamics, Inc., who has filed a lawsuit against us alleging that we have infringed U.S. Patent No. 7,273,478 and U.S. Patent No. 7,559,329. (See “Legal Proceedings” in Item 3 of Part I of this Form 10-K.)

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

          Our defense of intellectual property claims whether ongoing or filed in the future, regardless of the merits of the complaint, could divert the attention of our technical and management personnel away from the development and marketing of our products for significant periods of time. The costs incurred to defend these claims could be substantial and seriously harm us, even if our defense is ultimately successful.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our common stock.

          The ongoing introduction of new products that affect the overall product mix make the prediction of future operating results difficult. You should not rely on our past revenue growth as any indication of future growth rates or operating results. The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors. Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

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

          The existing market for interventional medical devices is intensely competitive. We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with ours. Each of our products encounters competition from several medical device companies, including Medtronic Inc., Boston Scientific Corporation, Covidien plc and St. Jude Medical Inc. Each of these companies has:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

          None.

ITEM 2. PROPERTIES

          Our offices are located in two buildings totaling approximately 93,000 square feet of leased space in two suburbs of Minneapolis, Minnesota (Maple Grove and Plymouth). These facilities include approximately 37,000 square feet used for manufacturing activities and approximately 7,000 square feet used for research and laboratory activities, with the remainder used for warehouse and general office space. On November 12, 2007, we amended both lease agreements to extend the terms of the leases through September 30, 2015, with additional renewal options.

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

          On July 14, 2008, Marine Polymer filed a Notice of Appeal with the U.S. First Circuit Court of Appeals seeking to overturn the monetary damages and injunction issued against them. Oral arguments on Marine Polymer’s appeal were held on February 4, 2009. On December 23, 2009, the U.S. First Circuit Court of Appeals affirmed the judgment against Marine Polymer for product disparagement. As a result, the permanent injunction issued at the conclusion of the trial will remain in effect, prohibiting Marine Polymer and its representatives from making, publishing or disseminating certain disparaging statements concerning the safety of our D-Stat products. Addressing the jury’s award of $4.5 million in damages, the Court determined that, due to differences in opinion among the judges, we could either accept a $2.7 million award of damages, plus interest, or insist upon a new trial limited to the issue of determining the reasonable amount of damages. We accepted the $2.7 million award of damages plus interest, and received $3.56 million from Marine Polymer on January 22, 2010. We will record a litigation gain of $3.56 million in the first quarter of 2010.

          On July 29, 2009 AngioDynamics, Inc. (AngioDynamics) filed a lawsuit against us in the U.S. District Court for the District of Delaware, alleging that we have infringed U.S. Patent No. 7,273,478 and U.S. Patent No. 7,559,329. Specifically, AngioDynamics alleges that doctors using our Bright Tip fibers and procedure kits are using the methods claimed in those patents, and accuses us of inducing and contributing to infringement. AngioDynamics has requested injunctive relief and compensatory damages. On December 1, 2009 we filed our answer, a counterclaim, and a separate motion to transfer the litigation to the U.S. District Court for the District of Minnesota.

          We have also filed an inter partes request for reexamination of both the ‘478 and ‘329 patents with the United States Patent Office. The Patent Office granted our inter partes requests for reexamination for both the ‘478 and ‘329 patents. We expect the reexamination process for each patent will take at least three years to conclude. On January 27, 2010, we filed a motion with the U.S. District Court for the District of Delaware to stay all proceedings in the litigation pending the outcome of the inter partes reexaminations.

          From time to time we are involved in additional legal proceedings arising in the normal course of our business. As of the date of this report we are not a party to any legal proceedings not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

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

		High	Low

2009
	First Quarter	$9.55	$5.04
	Second Quarter	8.70	5.70
	Third Quarter	8.80	7.10
	Fourth Quarter	9.80	7.60

2008
	First Quarter	$6.80	$5.63
	Second Quarter	7.66	6.19
	Third Quarter	9.06	6.04
	Fourth Quarter	9.75	6.78

          During the quarter ended December 31, 2009, we repurchased shares of common stock from our employees to satisfy income tax withholding obligations upon vesting of outstanding restricted share awards for those employees. Shares purchase activity for the fourth quarter of fiscal 2009 was as follows:

Date	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2009	1,614	$9.03	—	—
November 1 - 30, 2009	—	—	—	—
December 1 - 31, 2009	—	—	—	—

(1)

At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 1,614 shares of common stock at the fair market value of the common stock on the day their awards vested to satisfy income tax withholding obligations for those employees.

Holders

          As of December 31, 2009, we had 140 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.

Dividends

          We have paid no cash dividends on our common stock, and do not intend to pay cash dividends on our common stock in the future.

          The following graph shows a comparison of cumulative total returns for our common stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Medical Industry Index (Medical Devices, Instruments and Supplies), assuming the investment of $100 in our common stock and each index on December 31, 2004 and the reinvestment of dividends, if any.

ITEM 6. SELECTED FINANCIAL DATA

          The following selected financial data as of December 31, 2009 and 2008 and for the three years ended December 31, 2009, 2008 and 2007 are derived from, and should be read together with, our consolidated financial statements included elsewhere in this Form 10-K. The following selected financial data as of December 31, 2007, 2006 and 2005 and for the fiscal years ended December 31, 2006 and 2005 are derived from consolidated financial statements not included herein. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Product revenue	$66,726	$59,757	$51,414	$43,310	$32,786
License and collaboration revenue	1,701	1,464	1,450	—	—
Total revenue	68,427	61,221	52,864	43,310	32,786

Product costs and operating expenses:
Cost of sales	22,917	20,690	17,002	14,231	9,386
Cost of sales related to thrombin inventory	—	670	—	—	—
Collaboration expenses	850	632	685	—	—
Research and development	7,847	6,333	5,481	4,578	3,789
Clinical and regulatory	2,886	3,220	3,168	2,493	2,006
Sales and marketing	21,206	20,482	19,603	17,097	13,681
General and administrative	4,555	4,695	5,304	3,716	2,810
Thrombin qualification	—	—	147	2,802	1,620
Litigation	—	1,484	5,800	—	—
Amortization of purchased technology	—	—	—	72	218
Total product costs and operating expenses	60,261	58,206	57,190	44,989	33,510

Operating income (loss)	8,166	3,015	(4,326)	(1,679)	(724)

Other income (expenses):
Interest income	48	203	444	99	163
Interest expense	(38)	(62)	(148)	(206)	—
Foreign exchange loss	(10)	(28)	—	—	—

Income (loss) before income taxes	8,166	3,128	(4,030)	(1,786)	(561)

Income tax benefit (expense)	(2,788)	13,045 *	(276)	—	—
Net income (loss)	$5,378	$16,173	$(4,306)	$(1,786)	$(561)
Net income (loss) per common share – Basic	$0.34	$1.04	$(0.28)	$(0.12)	$(0.04)
Net income (loss) per common share – Diluted	$0.33	$1.01	$(0.28)	$(0.12)	$(0.04)
Weighted average number of common shares outstanding	16,047	15,588	15,238	14,910	14,515

          * A complete discussion of the facts and circumstances surrounding this amount can be found on page 27 of this 10-K.

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities (includes restricted cash)	$17,794	$7,209	$10,759	$2,557	$4,282
Working capital (includes restricted cash)	35,145	22,677	14,530	11,472	10,887
Total assets	51,755	44,180	31,278	20,967	19,896
Total shareholders’ equity	40,399	31,826	12,825	14,467	14,107

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document that are not strictly historical fact are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements. Item 1A of Part I of this Form 10-K sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements. We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.

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

Results of Operations

          The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Year Ended December 31,
	2009	2008	2007
Revenue:
Product revenue	98%	98%	97%
License and collaboration revenue	2%	2%	3%
Total revenue	100%	100%	100%

Product costs and operating expenses:
Cost of sales	34%	34%	32%
Cost of sales related to thrombin inventory	—	1%	—
Collaboration expenses	1%	1%	1%
Research and development	11%	10%	11%
Clinical and regulatory	4%	5%	6%
Sales and marketing	31%	34%	37%
General and administrative	7%	8%	10%
Thrombin qualification	—	—	—
Litigation	—	2%	11%
Total product costs and operating expenses	88%	95%	108%

Operating income (loss)	12%	5%	(8%)

Interest income/expense and foreign exchange loss, net	—	—	1%

Income (loss) before income taxes	12%	5%	(7%)

Income tax benefit (expense)	(4%)	21%	(1%)
Net Income (loss)	8%	26%	(8%)

          Our primary products are categorized into five product lines. The following table sets forth, for the periods indicated, net revenue by product line along with the change from the previous year:

	For Years Ended December 31,
	2009		2008		2007
		Percent Change		Percent Change		Percent Change
	Net Revenue		Net Revenue		Net Revenue
Hemostat products	$24,428,000	4%	$23,475,000	(5% )	$24,712,000	14%
Extraction catheters	16,897,000	13%	14,992,000	36%	11,016,000	22%
Vein products	11,225,000	12%	10,035,000	16%	8,629,000	22%
Access products	7,298,000	31%	5,561,000	99%	2,790,000	74%
Specialty catheters	5,905,000	29%	4,563,000	36%	3,363,000	8%
Other products	973,000	(14%)	1,131,000	25%	904,000	18%
License & Collaboration	1,701,000	16%	1,464,000	1%	1,450,000	N/A

Total Net Revenue	$68,427,000	12%	$61,221,000	16%	$52,864,000	22%

Year ended December 31, 2009 compared to the years ended December 31, 2008 and December 31, 2007.

          Net revenue increased 12% to $68,427,000 for the year ended December 31, 2009 from $61,221,000 for the year ended December 31, 2008. The increase in net revenue was primarily the result of an increased market penetration in all five of our product categories as well as the introduction of new products. Approximately 87% of our net revenue was earned in the United States and 13% of our net revenue was earned in international markets for both years ended December 31, 2009 and December 31, 2008. Net revenue increased 16% to $61,221,000 for the year ended December 31, 2008 from $52,864,000 for the year ended December 31, 2007.

          We recognized $850,000 of licensing revenue during the year ended December 31, 2009 as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai in Germany. We also recognized $851,000 of collaboration revenue during the year ended December 31, 2009 as a result of performing clinical and development work for King under the Device Supply Agreement. We expect to recognize approximately $850,000 of license revenue in 2010. We expect collaboration revenue will continue in 2010 but at a lower level due to us completing the enrollment of one of the clinical projects for King.

          Gross margin across all product lines increased to 66% for the year ended December 31, 2009 compared to 65% for the year ended December 31, 2008. We expect product gross margins to be in the range of 65% to 67% in 2010, subject to changes in our selling mix between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry. Gross margin across all product lines declined to 65% for the year ended December 31, 2008 compared to 67% for the year ended December 31, 2007.

          Cost of sales related to thrombin inventory expenses were $-0- for the year ended December 31, 2009, compared to $670,000 for the year ended December 31, 2008. Cost of sales related to thrombin inventory expenses relate to a reserve we have recorded for the amount of thrombin we anticipate expiring prior to being used in the manufacturing of our international hemostat products. We do not anticipate incurring additional charges related to thrombin inventory during 2010.

          Collaboration expenses were $850,000 for the year ended December 31, 2009, compared to $632,000 for the year ended December 31, 2008 and $685,000 for the year ended December 31, 2007. Collaboration expenses primarily are the result of our collaboration revenue related to the pre-clinical and clinical projects we are performing for King. We expect collaboration expenses to be approximately 2% of revenue during 2010, dependent upon the timing of the collaboration revenue.

          Research and development expense for the year ended December 31, 2009 totaled $7,847,000, or 11% of revenue, compared to $6,333,000, or 10% of revenue for the year ended December 31, 2008 and $5,481,000, or 11% of revenue for the year ended December 31, 2007. The increase in research and development expenses resulted from additional new products moving through our development system in 2009. We expect our continuing research and development expenses to be approximately 10% to 12% of revenue in 2010 as we continue to pursue additional new products and to move our longer term development projects forward.

          Clinical and regulatory expense for the year ended December 31, 2009 totaled $2,886,000, or 4% of revenue, compared to $3,220,000, or 5% of revenue for the year ended December 31, 2008 and $3,168,000, or 6% of revenue for the year ended December 31, 2007. Clinical and regulatory expenses fluctuate due to the timing of clinical studies and the number of new products coming through the regulatory system. We expect clinical and regulatory expenses to be approximately 4% to 5% of revenue in 2010.

          Sales and marketing expense for the year ended December 31, 2009 totaled $21,206,000, or 31% of revenue, compared to $20,482,000, or 34% of revenue for the year ended December 31, 2008 and $19,603,000, or 37% of revenue for the year ended December 31, 2007. The primary reason for the increase in sales and marketing expenses was a $467,000, or 13% increase in our commissions paid to our direct sales force due to increased sales in 2009 over 2008. We expect to maintain the same relative size of our direct sales force during 2010 at between 85 and 90 full-time sales employees. As a result, we expect our sales and marketing expenses to continue to decrease as a percent of revenue from approximately 31% to 32% of revenue at the beginning of 2010 to between 27% and 29% of revenue by the end of 2010.

          General and administrative expense for the year ended December 31, 2009 totaled $4,555,000, or 7% of revenue, compared to $4,695,000, or 8% of revenue for the year ended December 31, 2008 and $5,304,000, or 10% of revenue for the year ended December 31, 2007. The decrease was primarily the result of lower legal fees of approximately $380,000 as we settled the Diomed and Covidien litigation matters in the second half of 2008 (see Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K). We expect general and administrative expenses to be approximately 6% to 7% of revenue during 2010.

          Litigation expenses were $-0- for the year ended December 31, 2009, compared to $1,484,000 for the year ended December 31, 2008 and $5,800,000 for the year ended December 31, 2007. For the year ended December 31, 2009 we did not recognize any gain resulting from the Marine Polymer jury verdict. We received $3.56 million from Marine Polymer on January 22, 2010 and the gain will be recognized in the first quarter of 2010 (see Note 16 to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K). In the second quarter of 2008 we recorded a gain of $1,659,000 due to the settlement of our litigation with Diomed (reflecting a reduction from the $5,245,000 litigation expense incurred in 2007 due to the Diomed jury verdict) and a litigation expense of $3,116,000 upon the settlement of the litigation with Covidien (see Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of this Form 10-K).

          Interest income decreased to $48,000 for the year ended December 31, 2009, compared to $203,000 for the year ended December 31, 2008 and $444,000 for the year ended December 31, 2007. The decrease in interest income was primarily the result of lower interest rates being paid on our deposit funds held at the bank.

          Interest expense decreased to $38,000 for the year ended December 31, 2009, compared to $62,000 for the year ended December 31, 2008 and $148,000 for the year ended December 31, 2007. The decrease in interest expense was as a result of repaying our equipment line of credit during the year ended December 31, 2008.

          Foreign exchange loss decreased to $10,000 for the year ended December 31, 2009, compared to $28,000 for the year ended December 31, 2008 and $-0- for the year ended December 31, 2007.

          Income tax expense increased to $2,788,000 on income before taxes of $8,166,000 resulting in an income tax rate of 34% for the year ended December 31, 2009, compared to an income tax benefit of $13,045,000 for the year ended December 31, 2008 and income tax expense of $276,000 for the year ended December 31, 2007.

          We assess the likelihood that our deferred tax assets will be recovered from future taxable income during the fourth quarter of each year. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. Based upon management’s assessment of all available evidence, including our cumulative pretax net income for fiscal years 2009 and 2008, estimates of future profitability and the overall prospects of our business, we determined that our current deferred tax assets are adequate at December 31, 2009. In the fourth quarter of 2008 we determined it was more likely than not that we would be able to realize a portion of our deferred tax assets in the future, and as a result recorded a $13.2 million income tax benefit. To determine the amount of the reduction in the valuation allowance, we projected our income over the next five years, which approximates the ten-year life of our three most significant products at this time. The amount of the valuation allowance reduction was based on our discounted projected taxable income. We will continue to assess the potential realization of our deferred tax assets on an annual basis or on an interim basis if circumstances warrant. If our actual results and updated projections vary significantly from our prior estimates, we expect to increase or decrease our valuation allowance against our gross deferred tax assets. Any adjustment to our earnings for the deferred tax would occur in the period we make the determination. With the exception of 2009 and 2008, we have not generated any significant pre-tax income in any year and therefore have not paid any federal income taxes since our inception in December 1996.

          As of December 31, 2009, we had approximately $40.3 million and $4.5 million of federal and state net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2020. As of December 31, 2009, we also had federal and state research and development tax credit carryforwards of approximately $4.0 million which begin to expire in the year 2012. As of December 31, 2009, we also had a foreign tax loss carryforward of approximately $357,000, which does not expire. Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests. Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

Liquidity and Capital Resources

          Our cash and cash equivalents totaled $17,794,000 at December 31, 2009 compared to $7,209,000 in cash and cash equivalents at December 31, 2008, an increase of $10,585,000. Our cash equivalents are invested in a money market fund invested in all types of high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations. The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

          Cash provided by operations. We generated $10,374,000 of cash from operations during the year ended December 31, 2009. The cash generated during 2009 primarily resulted from our income before taxes of $8,166,000 since essentially all of our income taxes are offset by our deferred tax assets.

          Cash used for investing activities. We used $1,325,000 of cash in investing activities during the year ended December 31, 2009. We incurred capital expenditures of $1,325,000 relating primarily to additional manufacturing equipment, leasehold improvements as part of our facility expansion and additional research and development equipment.

          Cash provided by financing activities. We generated $1,536,000 of cash in financing activities during the year ended December 31, 2009. We used $354,000 of cash to repurchase shares that vested under outstanding restricted stock awards for income tax withholding purposes. This was offset by our receipt of $1,890,000 of cash we received under our Employee Stock Purchase Plan and upon the exercise of outstanding stock options.

          We have a $10 million revolving line of credit with US Bank, which has a 12-month term, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest on all of our assets. The credit facility includes one covenant that we cannot have a maximum cash flow leverage ratio greater than 2.5 to 1. The calculation of this covenant is determined by multiplying our annual lease expenses times six and adding any loans, then dividing this amount by the sum of our earnings before interest, taxes, depreciation, amortization and our annual operating lease payments. We were in compliance with this covenant on December 31, 2009. As of December 31, 2009, we had no outstanding balance on the $10 million revolving line of credit with an availability of $10 million.

          The following table summarizes our contractual cash commitments as of December 31, 2009:

	Payments Due by Period
		Less than 1 year			More than 5 years
Contractual Obligation	Total		1 - 3 years	3 - 5 years
Facility operating leases	$4,679,000	$761,000	$1,605,000	$1,682,000	$631,000

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

          We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future. We currently believe that our working capital of $35.1 million at December 31, 2009 will be sufficient to meet all of our operating and capital requirements for the foreseeable future. However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

Inventory

          We state our inventory at the lower of cost (first-in, first-out method) or market. The estimated value of excess, obsolete and slow-moving inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future demand, anticipated release of new products into the market, historical experience and product expiration. Our stated value of inventory could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry. We have approximately $1.3 million of Sigma thrombin in inventory at December 31, 2009, which we expect to use in our hemostat products sold in international markets. We received regulatory approval in February 2008 allowing us to use the Sigma thrombin in our international hemostat products. In the fourth quarter of 2008 we wrote off $670,000 of our Sigma thrombin which we expect will expire before we are able to use it. We will continue to review our Sigma thrombin needs and we will write off any amounts we anticipate will not be used.

Revenue Recognition

          We recognize revenue in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 Revenue Recognition, [ASC 605-10-S99], which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered. We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers. We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

          We also generate revenues from license agreements and research collaborations and recognizes these revenues when earned. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, [ASC 605-25], for deliverables which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin (SAB) 104, Revenue Recognition, [ASC 605-10-S99].

          Effective April 1, 2008 we entered into a five-year distribution agreement with Nicolai, GmbH. As a result of entering into this distribution agreement, we no longer maintain a direct sales force in Germany. In connection with this distribution agreement, we received 500,000 Euros from Nicolai, GmbH in 2008. The payment was deferred and is being recognized ratably over the five-year term of the distribution agreement. The distribution agreement also includes provisions requiring us to pay Nicolai, GmbH specific amounts if we terminate the distribution agreement prior to the end of the five-year term. We do not intend to terminate the distribution agreement and, as such, have not recorded a liability relating to these potential future payments to Nicolai, GmbH.

          On January 9, 2007, we entered into three separate agreements with King, consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement. We licensed the exclusive rights to our products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King for a one-time payment of $6 million. We continue to manufacture the licensed products for sale to King under the Device Supply Agreement. The Device Supply Agreement requires King to pay us a $1 million milestone payment upon the first commercial sale of Thrombi-Gel and again upon the first commercial sale of Thrombi-Paste. On May 30, 2007 we received the first $1 million payment related to King’s first commercial sale of Thrombi-Pad. In 2009 King decided to suspend indefinitely the clinical development of the Thrombi-Paste product. We are amortizing the $6 million license fee received on January 9, 2007 and the $1 million milestone payment received on May 30, 2007 on a straight-line basis over the remaining 10 years. We will amortize the second $1 million milestone payment over the remaining 10-year license period from the date it is received.

          As part of the Device Supply Agreement, we agreed to conduct clinical studies for Thrombi-Gel and Thrombi-Paste, with the expected costs related to the clinical studies to be paid by King. Additionally, on May 18, 2007, we entered into a Product Development & Supply Agreement with a third party company by which we agreed to develop, manufacture and sell to this company a specialty version of our Twin-Pass dual access catheter, with the costs related to the development paid by this company. We have recognized collaboration revenue on these development agreements as it was earned under the agreements with King and the third party company. No revenue was recognized under the Product Development & Supply Agreement with the third party company for the year ended December 31, 2009 and none is expected in 2010.

          In addition, we have reviewed the provisions of EITF Issue No. 07-01, Accounting for Collaborative Arrangements, [ASC 808-10], and believe the adoption of this EITF will have no impact on the amounts recorded under these agreements.

          We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At December 31, 2009, this reserve was $45,000 compared to $25,000 at December 31, 2008. If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

          We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. At December 31, 2009, this reserve was $105,000 compared to $95,000 at December 31, 2008. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

          We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months. We record a liability for warranty claims at the time of sale. The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period. The original equipment manufacturer includes a one year warranty with each product sold to us. We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer. At December 31, 2009, this warranty provision was $73,000 compared to $49,000 at December 31, 2008. If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

          The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States based on estimates and assumptions. We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized. For the year ended December 31, 2009, we recorded a $14.4 million valuation allowance and a $727,000 reserve related to our net deferred tax assets of $25.5 million as a result of our adoption of Financial Accounting Standards Board Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, [ASC 740-10]. At December 31, 2009, we have accrued $-0- for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations. In the fourth quarter of 2008, based upon management’s assessment of all available evidence, including our cumulative adjusted pretax net income for fiscal years 2008 and 2007 adjusted for certain non-recurring items allowed by FAS 109, [ASC 740-10], estimates of future profitability and the overall prospects of our business, we determined that it is more likely than not that we will be able to realize a portion of our deferred tax assets in the future, and as a result recorded a $13.2 million income tax benefit. To determine the amount of the reduction in the valuation allowance, we projected our income over the next five years, which approximates the ten-year life of our three most significant products at this time. The amount of the valuation allowance reduction was based on our discounted projected taxable income. We continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant. If our actual results and updated projections vary significantly from our projections, we would need to increase or decrease our valuation allowance against our gross deferred tax assets. We would adjust our earnings for the deferred tax in the period we make the determination. No additional income tax benefits have been recorded for the year ended December 31, 2009.

New Accounting Pronouncement

          In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”), [ASC 105-10]. This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents have been superseded. The Codification was effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

          In the United States we sell our products directly to hospitals and clinics. In international markets, we sell our products to independent distributors who, in turn, sell to medical clinics. We sell our product in these countries through independent distributors denominated in United States dollars, with the exception of Germany, where sales are denominated in Euros.

          We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. A change of 0.1 in the Euro exchange would result in an increase or decrease of approximately $21,000 in the amount of United States dollars we receive in payment on accounts receivable from Nicolai, GmbH. Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

          We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates. Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR. We will thus be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise. As we had no amounts outstanding on the line of credit at December 31, 2009, we have no exposure to interest rate changes on this credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we will be exposed to declines in the interest rates paid on deposited funds. A 1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $178,000 on an annual basis.

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

Changes in Internal Controls.

          During the fiscal quarter ended December 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

          Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2009.

Attestation Report of Independent Registered Public Accounting Firm.

          Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2009. The attestation report of Baker Tilly Virchow Krause, LLP, on our internal control over financial reporting as of December 31, 2009 is included on page 40 and incorporated by reference herein.

ITEM 9B. OTHER INFORMATION

          None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPRATE GOVERNANCE

          Incorporated herein by reference to the Sections under the headings “Proposal 1: Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2009.

          See the section under the heading “Executive Officers of the Registrant” in Item 1 of Part I herein for information regarding our executive officers.

Code of Ethics

          We have adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer, chief financial officer, chief accounting officer, and any person performing similar functions) and employees. We have posted our Code of Ethics in the “Corporate Governance” section of our website, http://www.vascularsolutions.com.

ITEM 11. EXECUTIVE COMPENSATION

          Incorporated herein by reference to the Sections under the headings “Director Compensation” and “Executive Compensation” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Incorporated herein by reference to the Section under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2009.

Equity Compensation Plans

          The following table sets forth the securities authorized to be issued under our current equity compensation plans as of December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and rights)
Equity compensation plans approved by security holders	1,030,000	$6.06	3,651,000	(1)(2)

Equity compensation plans not approved by security holders	None	None	None

Total	1,030,000	$6.06	3,651,000

(1)

Includes 2,800,000 shares reserved and available for issuance under our Stock Option and Stock Award Plan. The shares available for issuance under our Stock Option and Stock Award Plan automatically increases on an annual basis through 2016, by the lesser of:

	•	500,000 shares;

	•	5% of the common-equivalent shares outstanding at the end of our prior fiscal year; or

	•	a smaller amount determined by our Board of Directors or the committee administering the plan.

(2)

Includes 851,000 shares reserved and available for issuance under our Employee Stock Purchase Plan. The shares available for issuance under our Employee Stock Purchase Plan automatically increases on an annual basis through 2010, by the lesser of:

	•	200,000 shares;

	•	2% of the common-equivalent shares outstanding at the end of our prior fiscal year; or

	•	a smaller amount determined by our Board of Directors or the committee administering the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Incorporated herein by reference to the Sections under the headings “Related Person Transaction Policy” and “Proposal 1: Election of Directors” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Incorporated herein by reference to the Section under the heading “Additional Information about our Independent Registered Public Accounting Firm” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2009.

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

10.2

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
10.7**

Form of Employment Agreement by and between Vascular Solutions, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.5 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2004).

10.8	Form of Distribution Agreement (incorporated by reference to Exhibit 10.12 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.9**	Vascular Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to Vascular Solutions’ Form 10-K for the year ended December 31, 2000).
10.10***

Supply Agreement dated October 18, 2004 by and between Vascular Solutions and Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (incorporated by reference to Exhibit 10.12 to Vascular Solutions’ Form 10-K for the year ended December 31, 2004).

10.11***

Amendment to Supply Agreement dated December 15, 2006 by and between Vascular Solutions and Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc. (incorporated by reference to Exhibit 10.12 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.12*	Credit Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc.
10.13*	Security Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc.
10.14*	Promissory Note, dated December 21, 2009, between U. S. Bank Association and Vascular Solutions, Inc.
10.15**	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.17**	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.18**	Form of Board of Directors Stock Option Agreement, as amended December 9, 2005 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.19**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.20

License agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.21***

Device Supply agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.22***

Thrombin-JMI® Supply Agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.24 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.23**

Vascular Solutions, Inc. Stock Option and Stock Award Plan, as amended January 25, 2006, effective April 18, 2006 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2006).

10.24	Settlement Agreement dated April 8, 2008 between Vascular Solutions, Inc. and Diomed, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 10, 2008).
10.25***

Settlement Agreement dated June 2, 2008 among VNUS Medical Technologies, Inc. (acquired by Covidien), AngioDynamics, Inc. and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended June 30, 2008).

10.26**

Separation Agreement and General Release dated December 31, 2009 between Vascular Solutions, Inc. and James H. Quackenbush (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated December 31, 2009).

23.1*	Consent of Baker Tilly Virchow Krause, LLP.
24.1	Power of Attorney (included on signature page).

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
**Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.

*** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of February 2010.

VASCULAR SOLUTIONS, INC.

By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard Root and James Hennen (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Vascular Solutions, Inc. for the year ended December 31, 2009, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 2nd day of February 2010, by the following persons in the capacities indicated.

Signature	Title

/s/ Howard Root	Chief Executive Officer and Director
Howard Root	(principal executive officer)

/s/ James Hennen	Vice President, Finance and Chief Financial Officer and Secretary
James Hennen	(principal financial officer)

/s/ Timothy Slayton	Controller
Timothy Slayton	(principal accounting officer)

/s/ Richard Nigon	Director
Richard Nigon

Director
Michael Kopp

/s/ Paul O’Connell	Director
Paul O’Connell

/s/ John Erb	Director
John Erb

/s/ Jorge Saucedo	Director
Jorge Saucedo

/s/ Charmaine Sutton	Director
Charmaine Sutton

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Vascular Solutions, Inc.

Under date of February 2, 2010, we reported on the consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 as contained in the annual report on Form 10-K for the year ended December 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
February 2, 2010

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year

YEAR ENDED DECEMBER 31, 2009:
Sales return allowance	$25,000	$20,000	$—	$45,000
Allowance for doubtful accounts	95,000	62,000	(52,000)	105,000
Total	$120,000	$82,000	$(52,000)	$150,000

YEAR ENDED DECEMBER 31, 2008:
Sales return allowance	$40,000	$—	$(15,000)	$25,000
Allowance for doubtful accounts	90,000	58,000	(53,000)	95,000
Total	$130,000	$58,000	$(68,000)	$120,000

YEAR ENDED DECEMBER 31, 2007:
Sales return allowance	$45,000	$—	$(5,000)	$40,000
Allowance for doubtful accounts	65,000	37,000	(12,000)	90,000
Total	$110,000	$37,000	$(17,000)	$130,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Vascular Solutions, Inc.
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Vascular Solutions, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Vascular Solutions, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A Controls and Procedures. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vascular Solutions, Inc. as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Vascular Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
February 2, 2010

Vascular Solutions, Inc.

Consolidated Balance Sheets

	December 31
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$17,794,000	$7,209,000
Accounts receivable, net of reserves of $150,000 and $120,000 at December 31, 2009 and 2008, respectively	9,143,000	8,706,000
Inventories	8,977,000	9,974,000
Prepaid expenses	1,520,000	1,045,000
Current portion of deferred tax assets	4,500,000	2,680,000
Total current assets	41,934,000	29,614,000

Property and equipment, net	3,793,000	3,887,000
Intangible assets, net	193,000	193,000
Deferred tax assets, net of current portion and liabilities	5,835,000	10,486,000
Total assets	$51,755,000	$44,180,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,396,000	$2,022,000
Accrued compensation	2,978,000	2,584,000
Accrued expenses	865,000	848,000
Accrued royalties	621,000	576,000
Current portion of deferred revenue	929,000	907,000
Total current liabilities	6,789,000	6,937,000

Long-term deferred revenue, net of current portion	4,567,000	5,417,000

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000
Issued and outstanding shares – 16,557,669 – 2009; 16,027,519 – 2008	166,000	160,000
Additional paid-in capital	88,481,000	85,292,000
Other	84,000	84,000
Accumulated deficit	(48,332,000)	(53,710,000)
Total shareholders’ equity	40,399,000	31,826,000
Total liabilities and shareholders’ equity	$51,755,000	$44,180,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Operations

	Year Ended December 31
	2009	2008	2007

Revenue:
Product revenue	$66,726,000	$59,757,000	$51,414,000
License and collaboration revenue	1,701,000	1,464,000	1,450,000
Total revenue	68,427,000	61,221,000	52,864,000

Product costs and operating expenses:
Cost of goods sold	22,917,000	20,690,000	17,002,000
Cost of goods sold related to thrombin inventory	—	670,000	—
Collaboration expenses	850,000	632,000	685,000
Research and development	7,847,000	6,333,000	5,481,000
Clinical and regulatory	2,886,000	3,220,000	3,168,000
Sales and marketing	21,206,000	20,482,000	19,603,000
General and administrative	4,555,000	4,695,000	5,304,000
Litigation	—	1,484,000	5,800,000
Thrombin qualification	—	—	147,000
Total product costs and operating expenses	60,261,000	58,206,000	57,190,000

Operating income (loss)	8,166,000	3,015,000	(4,326,000)

Other income (expenses):
Interest income	48,000	203,000	444,000
Interest expense	(38,000)	(62,000)	(148,000)
Foreign exchange loss	(10,000)	(28,000)	—

Income (loss) before income taxes	8,166,000	3,128,000	(4,030,000)

Income tax benefit (expense)	(2,788,000)	13,045,000	(276,000)
Net income (loss)	$5,378,000	$16,173,000	$(4,306,000)

Basic net income (loss) per common share	$0.34	$1.04	$(0.28)
Diluted net income (loss) per common share	$0.33	$1.01	$(0.28)
Shares used in computing basic net income (loss) per common share	16,046,534	15,588,135	15,237,836
Shares used in computing diluted net income (loss) per common share	16,474,708	15,954,631	15,237,836

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

			Additional Paid-In Capital
	Common Stock				Accumulated Deficit
	Shares	Amount		Other		Total
Balance at December 31, 2006	15,141,181	151,000	79,841,000	52,000	(65,577,000)	14,467,000
Exercise of stock options	208,781	2,000	473,000	—	—	475,000
Issuance of common stock under the Employee Stock Purchase Plan	102,194	1,000	666,000	—	—	667,000
Stock option compensation	154,500	2,000	1,455,000	—	—	1,457,000
Deferred compensation related to option grants	—	—	21,000	(21,000)	—	—
Amortization of deferred compensation	—	—	—	26,000	—	26,000
Comprehensive loss:
Net loss	—	—	—	—	(4,306,000)	(4,306,000)
Translation adjustment	—	—	—	39,000	—	39,000
Total comprehensive loss						(4,267,000)
Balance at December 31, 2007	15,606,656	156,000	82,456,000	96,000	(69,883,000)	12,825,000

Exercise of stock options	184,860	2,000	617,000	—	—	619,000
Issuance of common stock under the Employee Stock Purchase Plan	133,274	1,000	701,000	—	—	702,000
Stock option compensation	130,000	1,000	1,676,000	—	—	1,677,000
Cancellation of common stock upon the vesting of restricted shares	(27,271)	—	(158,000)	—	—	(158,000)
Amortization of deferred compensation	—	—	—	9,000	—	9,000
Comprehensive income:
Net income	—	—	—	—	16,173,000	16,173,000
Translation adjustment	—	—	—	(21,000)	—	(21,000)
Total comprehensive income						16,152,000
Balance at December 31, 2008	16,027,519	$160,000	$85,292,000	$84,000	$(53,710,000)	$31,826,000

Exercise of stock options	247,990	3,000	1,140,000	—	—	1,143,000
Issuance of common stock under the Employee Stock Purchase Plan	140,790	1,000	746,000	—	—	747,000
Stock option compensation	180,500	2,000	1,657,000	—	—	1,659,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(39,130)	—	(354,000)	—	—	(354,000)
Amortization of deferred compensation	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	5,378,000	5,378,000
Translation adjustment	—	—	—	—	—	—
Total comprehensive income						5,378,000
Balance at December 31, 2009	16,557,669	$166,000	$88,481,000	$84,000	$(48,332,000)	$40,399,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31
	2009	2008	2007
Operating activities
Net income (loss)	$5,378,000	$16,173,000	$(4,306,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,418,000	1,469,000	1,376,000
Stock-based compensation	1,659,000	1,677,000	1,457,000
Deferred compensation expense	—	9,000	26,000
Deferred taxes, net	2,832,000	(13,194,000)	28,000
Loss on disposal of fixed assets	—	26,000	—
Change in accounts receivable allowance	30,000	(10,000)	20,000
Changes in operating assets and liabilities:
Accounts receivable	(467,000)	(1,330,000)	(848,000)
Inventories	996,000	(1,667,000)	(1,080,000)
Prepaid expenses	(474,000)	(235,000)	(14,000)
Accounts payable	(626,000)	1,000	758,000
Accrued compensation and expenses	456,000	(5,091,000)	5,524,000
Deferred license fees received	—	731,000	7,000,000
Amortization of deferred license fees and other deferred revenue	(828,000)	(845,000)	(562,000)
Net cash provided by (used in) operating activities	10,374,000	(2,286,000)	9,379,000

Investing activities
Purchase of property and equipment, net	(1,325,000)	(1,536,000)	(1,545,000)
Cash deposits transferred from (to) restricted cash	—	5,473,000	(5,473,000)
Net cash provided by (used in) investing activities	(1,325,000)	3,937,000	(7,018,000)

Financing activities
Net proceeds from the exercise of stock options and stock warrants	1,143,000	619,000	475,000
Net proceeds from the sale of common stock, employee stock purchase plan	747,000	702,000	667,000
Payments on long-term debt borrowings	—	(867,000)	(800,000)
Repurchase and cancellation of common shares	(354,000)	(158,000)	—
Net cash provided by financing activities	1,536,000	296,000	342,000
Effect of exchange rate changes on cash and cash equivalents	—	(24,000)	26,000
Increase in cash and cash equivalents	10,585,000	1,923,000	2,729,000
Cash and cash equivalents at beginning of year	7,209,000	5,286,000	2,557,000
Cash and cash equivalents at end of year	$17,794,000	$7,209,000	$5,286,000

Supplemental disclosure of cash flow
Cash paid for interest	$39,000	$68,000	$155,000
Cash paid for taxes	$191,000	$252,000	$149,000

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

•

Access products, principally consisting of micro-introducer kits, MICRO Elite™ and EXPRO Elite™ snares, the Guardian® hemostasis valve, and guidewires used in connection with percutaneous access to the vasculature, and

•

Specialty catheters, consisting of a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheters, GuideLiner™ catheter, Minnie™ support catheter, and Gopher™ catheter.

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

2. Summary of Significant Accounting Policies (Continued)

Our primary products are categorized into five product lines. The following table sets forth, for the periods indicated, net revenue by product line along with the percent change from the previous year:

	For Years Ended December 31,
	2009		2008		2007
	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue	Percent Change

Hemostat products	$24,428,000	4%	$23,475,000	(5%)	$24,712,000	14%
Extraction catheters	16,897,000	13%	14,992,000	36%	11,016,000	22%
Vein products	11,225,000	12%	10,035,000	16%	8,629,000	22%
Access products	7,298,000	31%	5,561,000	99%	2,790,000	74%
Specialty catheters	5,905,000	29%	4,563,000	36%	3,363,000	8%
Other products	973,000	(14%)	1,131,000	25%	904,000	18%
License & Collaboration	1,701,000	16%	1,464,000	1%	1,450,000	N/A

Total Net Revenue	$68,427,000	12%	$61,221,000	16%	$52,864,000	22%

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

Comprehensive Loss

The components of comprehensive income (loss) are net income (loss) and the effects of foreign currency translation adjustments. The accumulated other comprehensive income (loss) for the foreign currency translation adjustment at December 31, 2009 and 2008 was $84,000 and $84,000, respectively.

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

Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. Accounts receivable over 60 days past due are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At December 31, 2009 and 2008, the allowance for doubtful accounts was $105,000 and $95,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet. At December 31, 2009 and 2008, the sales and return allowance was $45,000 and $25,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $150,000 and $120,000 at December 31, 2009 and 2008, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following at December 31:

	2009	2008
Raw materials	$4,382,000	$4,943,000
Work-in-process	858,000	871,000
Finished goods	3,737,000	4,160,000
	$8,977,000	$9,974,000

2. Summary of Significant Accounting Policies (Continued)

Cost of sales related to thrombin inventory expenses were $670,000 for the year ended December 31, 2008. Cost of sales related to thrombin inventory expenses relate to a reserve the Company has recorded for the amount of thrombin the Company anticipates will expire prior to being used in the manufacturing of international hemostat products. The Company has not incurred additional charges related to thrombin inventory during 2009 and does not anticipate incurring additional charges related to thrombin inventory during 2010.

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

Revenue Recognition

In the United States the Company sells its products directly to hospitals and clinics. Revenue is recognized in accordance with generally accepted accounting principles as outlined in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), [Accounting Standards Codification (“ASC”) 605-10-S99], which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

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

2. Summary of Significant Accounting Policies (Continued)

The Company’s revenues from license agreements and research collaborations are recognized when earned (see Note 14). In accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, [ASC 605-25], for deliverables which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily Staff Accounting Bulletin (SAB) 104, Revenue Recognition, [ASC 605-10-S99].

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

As part of the agreements with King, the Company agreed to conduct clinical studies for the Thrombi-Gel and Thrombi-Paste products, with the costs related to the clinical studies paid by King. Additionally, on May 18, 2007, the Company entered into a Product Development & Supply Agreement with a third party company pursuant to which the Company agreed to develop, manufacture and sell to this company a specialty version of its Twin-Pass dual access catheter, with the costs related to the development paid by this company. The Company is recognizing the collaboration revenue on these development agreements as it is earned in accordance with Emerging Issues Task Force 01-14, Income Statement Characterizations of Reimbursements Received for “Out-of-Pocket” Expenses Incurred, [ASC 605-45-45], and SAB104, [ASC 605-10-S99]. In 2009 King decided to suspend indefinitely further development of the Thrombi-Paste products.

In addition, the Company has reviewed the provisions of EITF Issue No. 07-01, Accounting for Collaborative Arrangements, [ASC 808-10], and believes the adoption of this EITF will have no impact on the amounts recorded under these agreements.

Shipping and Handling Costs

In accordance with the Emerging Issues Task Force (EITF) issue 00-10, Accounting for Shipping and Handling Fees and Costs, [ASC 605-45-45], the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of goods sold.

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

2. Summary of Significant Accounting Policies (Continued)

Warranty provisions and claims for the years ended December 31, 2009, 2008 and 2007, were as follows:

	2009	2008	2007
Beginning balance	$49,000	$34,000	$46,000
Warranty provisions	80,000	66,000	28,000
Warranty claims	(56,000)	(51,000)	(40,000)
Ending balance	$73,000	$49,000	$34,000

Advertising Costs

The Company follows the policy of charging production costs of advertising to expense as incurred. Advertising expense was $116,000, $110,000, and $77,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), [ASC 718], which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R, [ASC 718], is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, [ASC 718], the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.

Under the modified prospective approach, SFAS 123R, [ASC 718], applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, cancelled or vest. Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, [ASC 718], and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, [ASC 718]. Prior periods were not restated to reflect the impact of adopting the new standard.

2. Summary of Significant Accounting Policies (Continued)

The following amounts have been recognized as stock-based compensation expense in the Consolidated Statements of Operations:

	2009	2008	2007
Stock-based compensation included in:
Cost of goods sold	$199,000	$207,000	$154,000
Research and development	234,000	170,000	164,000
Clinical and regulatory	38,000	132,000	102,000
Sales and marketing	608,000	601,000	422,000
General and administrative	580,000	567,000	615,000
	$1,659,000	$1,677,000	$1,457,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2009	2008	2007
Stock Options and Awards:
Expected life (years)	5.50	5.50	5.50
Expected volatility	52%	50%	51%
Dividend yield	0%	0%	0%
Risk-free interest rate	1.8%	2.75%	4.64%

Employee Stock Purchase Plan:
Expected life (years)	2.0	2.0	2.0
Expected volatility	52%	42%	36%
Dividend yield	0%	0%	0%
Risk-free interest rate	1.03%	2.04%	3.48%

Restricted stock awards fair value is calculated as the market price on the date of grant for the years ended December 31, 2009 and 2008 and the fair value is amortized on a straight line basis over the requisite service period of four years for the award. The weighted average fair value of restricted stock awards granted during 2009, 2008 and 2007 was $9.14, $6.09 and $10.37, respectively.

The weighted average fair value of stock options granted with an exercise price equal to the deemed stock price on the date of grant during 2009, 2008 and 2007 was $2.65, $2.82 and $4.51, respectively.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, [ASC 740-10], which clarifies the accounting for uncertain income tax positions. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Effective January 1, 2007, the Company adopted FIN 48, [ASC 740-10]. Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of FIN 48, [ASC 740-10], had no effect on shareholders’ equity. The Company has recorded FIN 48, [ASC 740-10], reserves of $727,000 and $597,000 at December 31, 2009 and 2008. The impact of tax related interest and penalties is recorded as a component of income tax expense. At December 31, 2009, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations

Net Income (Loss) Per Common Share

In accordance with SFAS No. 128, Earnings Per Share, [ASC 260-10], basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method.

2. Summary of Significant Accounting Policies (Continued)

The number of shares used in earnings per share computations is as follows for the years ended December 31:

	2009	2008	2007
Weighted average common shares outstanding—basic	16,046,534	15,588,135	15,237,836
Dilutive effect of stock options and warrants	428,174	366,496	—
Weighted average common shares outstanding—diluted	16,474,708	15,954,631	15,237,836

The dilutive effect of stock options and warrants in the above table excludes 396,000, 448,500, and 441,500 of options and warrants for which the exercise price was higher than the average market price for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, dilutive potential common shares of 1,017,400 were excluded from diluted weighted average common shares outstanding for the year ended December 31, 2007, as they would be anti-dilutive due to the Company’s net loss for that year.

Goodwill and Other Intangible Assets

In fiscal 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, [ASC 350-20 and 350-30]. Goodwill is tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company has concluded that no impairment of goodwill existed as of December 31, 2009.

Other intangible assets consist of purchased technology. Purchased technology was amortized using the straight-line method over its estimated useful life of four years. The Company reviewed intangible assets for impairment as changes in circumstances or the occurrence of events suggested the remaining value was not recoverable.

Leases and Deferred Rent

The Company leases all office space. Leases are accounted for under the provisions of SFAS No. 13, Accounting for Leases, as amended, [ASC 840-10 and 840-20], which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes. As of December 31, 2009, all of the Company’s leases were accounted for as operating leases. For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent. For any lease incentives the Company receives for items such as leasehold improvements, the Company records a deferred credit for the amount of the lease incentive and amortizes it over the lease term, which may or may not equal the amortization period of the leasehold improvements in accordance with FASB Technical Bulletin 88-1 “Issues Relating to Accounting for Leases,” [ASC 840-20].

New Accounting Pronouncement

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”), [ASC 105-10]. This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification was effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification was effective for the Company in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

3. Goodwill and Other Intangible Assets

The Company has adopted SFAS No. 141, Business Combinations, [ASC 805-10 and 805-20]. The Company acquired developed technology from Angiosonics, Inc. in April 2002 and subsequently amortized the amount over its useful life of four years. The goodwill of $193,000 acquired as part of this transaction is not being amortized.

4. Property and Equipment

Property and equipment consists of the following at December 31:

	2009	2008
Property and equipment:
Manufacturing equipment	$5,908,000	$5,067,000
Office and computer equipment	1,888,000	1,815,000
Furniture and fixtures	424,000	463,000
Leasehold improvements	1,495,000	1,275,000
Research and development equipment	504,000	436,000
Construction-in-process	61,000	213,000
	10,280,000	9,269,000
Less accumulated depreciation and amortization	(6,487,000)	(5,382,000)
Net property and equipment	$3,793,000	$3,887,000

5. Lines of Credit

On December 21, 2009, the Company entered into a secured asset-based revolving credit agreement with U.S. Bank National Association. The revolving credit agreement is a one-year, $10,000,000 facility with availability based primarily on eligible customer receivables, inventory and property and equipment. The revolving credit agreement bears interest equal to the one-month LIBOR rate plus 1.60% and is secured by a first security interest on all of the Company’s assets. The revolving credit agreement requires a quarterly payment based on an annual fee of 0.125% of the average unused portion of the committed revolving line as determined by the bank and reviewed by management.

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1. The calculation of this covenant is determined by multiplying annual lease expense times six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments. The covenant is computed quarterly based on a rolling 12-month period. The Company was in compliance with all of the covenants as of December 31, 2009.

As of December 31, 2009, the Company had no outstanding balance against the revolving credit agreement. Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of December 31, 2009.

6. Leases

The Company leases two buildings totaling approximately 93,000 square-feet under separate operating leases. On November 12, 2007, both leases were amended to extend the terms until September 2015, with options to renew both leases. Rent expense related to the operating leases was approximately $1,133,000, $755,000 and $596,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Future minimum lease commitments under these operating leases as of December 31, 2009 were as follows:

2010	$761,000
2011	797,000
2012	808,000
2013	841,000
2014	841,000
Thereafter	631,000
$4,679,000

7. Income Taxes

At December 31, 2009, the Company had net operating loss carryforwards of approximately $40,276,000 and $4,521,000 for federal and state income tax purposes that are available to offset future taxable income and begin to expire in the year 2019. Included in the U.S. amount are approximately $4.1 million of deductions resulting from disqualifying dispositions of stock options. When these deductions from disqualifying dispositions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital. At December 31, 2009, the Company also had federal research and development tax credit carryforwards of approximately $3,272,000 and Minnesota research and development tax credit carryforwards of approximately $760,000, which begin to expire in the year 2012. At December 31, 2009, the Company has foreign tax loss carryforwards of approximately $357,000 that do not expire. The adoption of FIN 48, Accounting for Uncertainty in Income Taxes, [ASC 740-10], has had no impact on the reported carryforwards at December 31, 2009.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109, [ASC 740-10], on January 1, 2007. This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption, there was $425,000 of unrecognized income tax benefits and the adoption of FIN 48, [ASC 740-10], had no effect on shareholders’ equity. The impact of tax related interest and penalties will be recorded as a component of income tax expense. At December 31, 2009, the Company has accrued zero for the payment of tax related interest and there were no tax interest or penalties recognized in the statements of operations.

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes. For the year ended December 31, 2009, the Company recorded a tax provision of $2,788,000 on income before tax of $8,166,000 resulting in an effective income tax rate of 34%.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Germany and various state jurisdictions. At December 31, 2009, the Company was not under examination by any of these taxing authorities and the open tax years are 2007 to 2009.

7. Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at December 31, 2007	$512,000
Increases as a result of tax positions taken during a prior period	5,000
Increases as a result of tax positions taken during the current period	80,000
Reductions as a result of lapse of the applicable statute of limitations	—
Decreases relating to settlements with taxing authorities	—
Balance at December 31, 2008	597,000
Increases as a result of tax positions taken during a prior period	2,000
Increases as a result of tax positions taken during the current period	128,000
Reductions as a result of lapse of the applicable statute of limitations	—
Decreases relating to settlements with taxing authorities	—
Balance at December 31, 2009	$727,000

The components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$16,942,000	$19,538,000
Tax credit carryforwards	4,759,000	4,274,000
Deferred revenue	2,049,000	2,353,000
Depreciation and amortization	171,000	206,000
Accrued compensation	335,000	304,000
Stock-based compensation	609,000	530,000
Federal and state AMT credits	143,000	195,000
Inventory reserve	325,000	334,000
Other	155,000	138,000
Gross deferred tax assets	25,488,000	27,872,000
Deferred tax liability	(38,000)	(34,000)
Net deferred taxes assets before FIN48 Reserve and valuation allowances	25,450,000	27,838,000
FIN48 Reserve	(727,000)	(597,000)
Less valuation allowances	(14,388,000)	(14,075,000)
Net deferred tax asset / (liability)	$10,335,000	$13,166,000

Deferred taxes recorded on the balance sheet:
Net deferred tax assets / (liabilities) – current	$4,500,000	$2,680,000
Net deferred tax assets / (liabilities) – long-term	5,835,000	10,486,000
Net deferred tax assets	$10,335,000	$13,166,000

7. Income Taxes (Continued)

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized. For the year ended December 31, 2008, based upon the Company’s assessment of all available evidence, including the previous three year cumulative income before unusual and infrequent expenses (litigation and thrombin qualification expenses), estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it was more likely than not that the Company would be able to realize a portion of the deferred tax assets in the future, and as a result recorded a $13,200,000 income tax benefit. To determine the amount of the reduction in the valuation allowance, the Company used a discounted projection of its revenue and income for the years ending December 31, 2009 through 2013, which would approximate the ten-year life of the Company’s three most significant products at this time. The amount of the valuation allowance reduction at December 31, 2008, was based on the Company’s projected discounted taxable income. The Company continues to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets. The Company would adjust earnings for the deferred tax in the period the determination was made. At December 31, 2009 and 2008, the valuation allowance was $14,388,000 and $14,075,000, respectively. Of these amounts, $530,000 as of December 31, 2008 was attributable to increases in the net operating loss carry forwards resulting from the exercise of stock options. This amount will be recorded as an increase to additional paid-in-capital if it is determined in the future that this portion of the valuation allowance is no longer required. The increase (decrease) in the valuation allowance was $313,000, ($14,997,000) and $1,360,000 for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009 the Company recorded a stock option tax deduction of $1,062,000, which will be recorded against “additional paid-in capital” at the time at which it reduces taxes payable.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2009	2008	2007

Tax at statutory rate	34.0%	34.0%	(34.0)%
Permanent differences	(1.4)	9.6	13.5
State income taxes, net of federal benefit	4.5	3.7	(3.7)
Change in valuation reserve	6.2	(476.4)	33.6
R&D credits generated	(6.1)	(18.1)	(24.8)
FIN48 reserve	1.6	2.8	12.7
Change in effective deferred tax rate	(2.1)	25.4	4.0
Other adjustments	(2.6)	2.0	5.5
Effective income tax rate	34.1%	(417.0)%	6.8%

	2009	2008	2007

Current taxes	(0.1)%	3.7%	(3.7)%
Deferred taxes	34.2	1.3	10.5
Benefit from release of valuation reserve	—	(422.0)	—
Effective income tax rate	34.1%	(417.0)%	6.8%

8. Stock Options and Restricted Shares

Stock Option and Stock Award Plan

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and stock appreciation rights to employees, directors, and consultants. Incentive stock options may be granted only to employees of the Company. Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants. As of December 31, 2009, the Company had reserved 5,900,000 shares of common stock under the Stock Option Plan. Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Vesting requirements of all awards under this plan are time based and vary by individual grant. The options expire on the date determined by the Board of Directors but may not extend more than 10 years from the grant date. The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period. Vested and unexercised options are canceled three-months after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

During 2007 to 2009, the Company granted stock options to its directors under the Stock Option Plan. The ten-year options issued to the Company’s directors vest over a one-year period based on the continuation of service as a director of the Company. The Company uses a 0% forfeiture rate for all director options granted.

Option activity is summarized as follows:

	Shares Available for Grant (exclusive of restricted shares issued)	Plan Options Outstanding	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2006	1,991,000	1,512,000	$0.78–$12.00	$5.24
Shares reserved	500,000	—	—	—
Granted	(75,000)	75,000	9.41– 9.58	9.44
Exercised	—	(116,000)	0.78– 9.46	2.01
Forfeited	3,000	(3,000)	0.84– 9.46	8.27
Expired	9,000	(9,000)	0.78– 9.46	4.24
Balance at December 31, 2007	2,428,000	1,459,000	$0.78–$12.00	$5.74
Shares reserved	500,000	—	—	—
Granted	(60,000)	60,000	6.36	6.36
Exercised	—	(185,000)	0.84– 6.74	3.35
Forfeited	5,000	(5,000)	6.74– 9.46	9.45
Expired	83,000	(83,000)	6.74– 12.00	9.52
Balance at December 31, 2008	2,956,000	1,246,000	$0.78–$11.62	$5.84
Shares reserved	500,000	—	—	—
Granted	(60,000)	60,000	6.39	6.39
Exercised	—	(248,000)	0.81– 6.74	4.61
Forfeited	2,000	(2,000)	6.00– 11.62	10.22
Expired	26,000	(26,000)	9.46– 11.62	11.55
Balance at December 31, 2009	3,424,000	1,030,000	$0.78–$10.89	$6.06	$2,849,000
Exercisable at December 31, 2009		1,010,000		$6.05	$2,809,000

The weighted average remaining contractual term of options exercisable at December 31, 2009, was 4.3 years. The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007, was $879,000, $909,000 and $903,000, respectively.

8. Stock Options and Restricted Shares (Continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2009	Weighted Average Exercise Price

$0.78–$0.84	243,000	2.4	$0.84	243,000	$0.84
0.85– 2.51	76,000	1.9	2.39	76,000	2.39
2.52– 6.50	128,000	8.4	6.34	108,000	6.33
6.51– 7.48	187,000	2.9	6.93	187,000	6.93
7.49– 9.27	73,000	5.9	8.23	73,000	8.23
9.28– 10.89	323,000	5.2	9.72	323,000	9.72
	1,030,000	4.3	$6.06	1,010,000	$6.05

As of December 31, 2009, there was $12,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.18 years.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted share awards until they fully vest. During 2009, 2008 and 2007 the Company granted restricted shares to employees under the Stock Option Plan. The restricted shares vest over a four-year period based on the continuation of employment.

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Balance at December 31, 2006	159,000	$5.42
Granted	174,000	10.37
Vested	—	—
Forfeited	(20,000)	8.03
Expired	—	—
Balance at December 31, 2007	313,000	8.01
Granted	174,000	6.09
Vested	(73,000)	5.50
Forfeited	(44,000)	7.55
Expired	—	—
Balance at December 31, 2008	370,000	7.68
Granted	211,000	9.14
Vested	(106,000)	8.86
Forfeited	(30,000)	8.15
Expired	—	—
Balance at December 31, 2009	445,000	$8.07

8. Stock Options and Restricted Shares (Continued)

As of December 31, 2009, there was $1,112,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.22 years. The Company estimates the forfeiture rate for restricted stock using 10% for key employees and 15% for non-key employees.

The net remaining shares available for grant under the Stock Option and Stock Award Plan is 2,800,000 shares.

Deferred Compensation

In 2009, 2008, and 2007, the Company recorded $-0-, $-0- and $21,000, respectively, of deferred compensation in connection with certain nonqualified stock options granted to medical advisory board members. The weighted average fair value of these options was $4.23. The deferred compensation recorded was amortized ratably over the period that the options vest and was adjusted for options which have been canceled. Vesting requirements for nonqualified stock options under this plan will vary by individual grant. Deferred compensation expense was $-0-, $9,000 and $26,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

9. Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 2,100,000 shares of common stock have been reserved for issuance. Eligible employees may contribute 1% to 10% of their compensation to purchase shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates up to a maximum of 2,000 shares per purchasing period. The Purchase Plan terminates in July 2010. In fiscal 2009, 2008 and 2007, 140,800 shares, 133,300 shares, and 102,200 shares, respectively, were issued under the Purchase Plan. At December 31, 2009, 851,000 shares were available for issuance under the Purchase Plan.

As of December 31, 2009, there was $98,000 of total unrecognized compensation costs related to the Purchase Plan, which is expected to be recognized over a weighted average period of 0.24 years.

10. Employee Retirement Savings Plan

The Company has an employee 401(k) retirement savings plan (the Plan). The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment. The Plan allows eligible employees to contribute up to 50% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 5% contributed to the Plan. The Company recorded an expense of $157,000, $117,000 and $144,000 for contributions to the Plan for the years ended December 31, 2009, 2008, and 2007, respectively.

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

No customer represented more than 10% of total revenue for any year ended December 31, 2009, 2008 and 2007.

11. Concentrations of Credit and Other Risks (Continued)

The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable. No customer represented more than 10% of gross accounts receivable at December 31, 2009 and 2008. There have been no material losses on customer receivables.

Product revenue by geographic destination as a percentage of total product revenues were as follows for the years ended December 31:

	2009	2008	2007

Domestic	87%	87%	87%
Foreign	13	13	13

12. Related Party Activity

During the years ended December 31, 2009, 2008 and 2007, the Company sold $458,000, $495,000 and $489,000, respectively, of product to a company of which a board member of the Company is an officer. As of December 31, 2009 and 2008, the Company had an accounts receivable balance due of $103,000 and $47,000, respectively, from this related party. In addition, the Company purchases product from this related party and during the years ended December 31, 2009, 2008 and 2007 the Company purchased $15,000, $16,000 and $24,000, respectively, of product from this related party. As of December 31, 2009 and 2008, the Company had an accounts payable balance due of $-0- to this related party.

In July 2008 the Company began utilizing the consulting services from a company owned by a board member. During the years ended December 31, 2009 and 2008, the Company utilized services in the amount of $354,000 and $170,000, respectively, from this vendor. At December 31, 2009 and 2008, the Company had an accounts payable balance due of $25,000 and $68,000 to this related party.

In July 2009 the Company began utilizing development consulting services from a company owned by the spouse of a board member. During the year ended December 31, 2009 the Company utilized services in the amount of $55,000 from this vendor. At December 31, 2009 the Company had an accounts payable balance due of $4,000 to this related party.

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

14. Commitments and Contingencies (Continued)

On July 14, 2008, Marine Polymer filed a Notice of Appeal with the U.S. First Circuit Court of Appeals seeking to overturn the monetary damages and injunction issued against them. Marine Polymer did not appeal the Court’s rejection of its counter-claims against the Company. On February 4, 2009, oral arguments by both parties on Marine Polymer’s appeal were heard by the U.S. First Circuit Court of Appeals. On December 23, 2009, the U.S. First Circuit Court of Appeals affirmed the judgment against Marine Polymer for product disparagement. As a result, the permanent injunction issued at the conclusion of the trial will remain in effect, prohibiting Marine Polymer and its representatives from making, publishing or disseminating certain disparaging statements concerning the safety of our D-Stat products. Addressing the jury’s award of $4.5 million in damages, the Court determined that, due to differences in opinion among the judges, the Company could either accept a $2.7 million award of damages (plus interest) or insist upon a new trial limited to the issue of determining the reasonable amount of damages. The Company has accepted the $2.7 million award of damages plus interest, received $3.56 million from Marine Polymer on January 22, 2010, and will record the amount as litigation gain during the first quarter of 2010 (See Note 16).

VNUS® Medical Technologies (acquired by Covidien) Litigation

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

AngioDynamics, Inc. Litigation

On July 29, 2009 AngioDynamics, Inc. (AngioDynamics) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, alleging that the Company has infringed U.S. Patent No. 7,273,478 and U.S. Patent No. 7,559,329. Specifically, AngioDynamics alleges that doctors using the Company’s Bright Tip fibers and procedure kits are using the methods claimed in those patents, and accuses the Company of inducing and contributing to infringement. AngioDynamics has requested injunctive relief and compensatory damages. On December 1, 2009 the Company filed its answer, a counterclaim, and a motion to transfer the case to the U.S. District Court for the District of Minnesota.

The Company has also filed an inter partes request for reexamination of both the ‘478 and ‘329 patents with the United States Patent Office. The Patent Office granted the inter partes requests for reexamination for both the ‘478 and ‘329 patents. The Company expects the reexamination process for each patent will take at least three years to conclude. On January 27, 2010, the Company filed a motion with the U.S. District Court for the District of Delaware to stay all proceedings in the litigation pending the outcome of the inter partes reexaminations.

14. Commitments and Contingencies (Continued)

From time to time, the Company is involved in additional legal proceedings arising in the normal course of business. As of the date of this report the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

King Agreements

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement. Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King in exchange for a one-time license fee of $6,000,000. Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for two separate $1,000,000 milestone payments; one upon the first commercial sale of Thrombi-Gel (which was received on May 31, 2007), and one upon the first commercial sale of Thrombi-Paste. The Company is amortizing the $6,000,000 license fee on a straight-line basis over 10 years. The Company is amortizing the $1,000,000 milestone payment that was received on May 31, 2007 over the remaining 10-year license period and will amortize the additional $1,000,000 milestone payment over the remaining 10-year license period when it is received. In 2009 King suspended further development of all Thrombi-Paste products. The unamortized license fee was $4,945,000, $5,649,000 and $6,353,000 at December 31, 2009, 2008 and 2007, respectively. The amortization of license fee was $704,000, $704,000 and $647,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Nicolai, GmbH Agreement

Effective April 1, 2008 the Company entered into a five-year distribution agreement with Nicolai, GmbH. As a result of entering into this distribution agreement, the Company no longer maintains a direct sales force in Germany. In connection with this distribution agreement, the Company received 500,000 Euros from Nicolai, GmbH. which was deferred and is being recognized ratably over the five-year term of the distribution agreement.

The agreement also includes provisions requiring the Company to pay Nicolai, GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term. The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH. The unamortized license fee was $472,000 and $617,000 at December 31, 2009 and 2008, respectively. The amortization of license fee was $145,000 and $114,000 for the year ended December 31, 2009 and 2008, respectively.

15. Quarterly Financial Data (Unaudited, in Thousands, Except per Share Data)

2009	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue:
Product	$17,712	$16,817	$16,781	$15,416
License and collaboration	510	411	385	395
Total revenue	18,222	17,228	17,166	15,811

Selected costs and expenses:
Product	6,219	5,718	5,765	5,215
Collaboration	295	199	173	183
Total selected costs and expenses:	6,514	5,917	5,938	5,398

Operating income (loss)	2,228	2,178	2,247	1,513

Net income (loss)	1,623	1,431	1,386	938

Basic net income (loss) per share	$0.10	$0.09	$0.09	$0.06
Diluted net income (loss) per share	$0.10	$0.09	$0.09	$0.06

2008
Revenue:
Product	$16,059	$15,089	$14,872	$13,737
License and collaboration	345	376	366	377
Total revenue	16,404	15,465	15,238	14,114

Selected costs and expenses:
Product	5,619	5,130	5,360	4,581
Collaboration	126	138	187	181
Total selected costs and expenses:	5,745	5,268	5,547	4,762

Operating income (loss)	1,457	1,748	(444)	254

Net income (loss)	14,684	1,722	(468)	235

Basic net income (loss) per share	$0.93	$0.11	$(0.03)	$0.02
Diluted net income (loss) per share	$0.90	$0.11	$(0.03)	$0.01

16. Subsequent Event

On January 22, 2010 the Company received $3.56 million dollars as payment in full for the judgment against Marine Polymer in the lawsuit initiated by the Company for product disparagement and false advertising which was affirmed by the U.S. First Circuit Court of Appeals on December 23, 2009. The Company will record the $3.56 million as a litigation gain in the first quarter of 2010.