Form 10-Q
period 2010-03-31
VASCULAR SOLUTIONS INC
filed 2010-04-20
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

The registrant had 16,739,180 shares of common stock, $.01 par value per share, outstanding as of April 14, 2010.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009

	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$22,370,000	$17,794,000
Accounts receivable, net of reserves of $130,000 and $150,000 in 2010 and 2009, respectively	9,323,000	9,143,000
Inventories	10,624,000	8,977,000
Prepaid expenses	1,359,000	1,520,000
Current portion of deferred tax assets	4,500,000	4,500,000
Total current assets	48,176,000	41,934,000

Property and equipment, net	3,842,000	3,793,000
Intangible assets, net	193,000	193,000
Deferred tax assets, net of current portion and liabilities	3,916,000	5,835,000
Total assets	$56,127,000	$51,755,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,545,000	$1,396,000
Accrued compensation	3,008,000	2,978,000
Accrued expenses	1,294,000	865,000
Accrued royalties	518,000	621,000
Current portion of deferred revenue	889,000	929,000
Total current liabilities	8,254,000	6,789,000

Long-term deferred revenue, net of current portion	4,355,000	4,567,000

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000 Issued and outstanding shares – 16,744,725 – 2010; 16,557,669 – 2009	167,000	166,000
Additional paid-in capital	88,133,000	88,481,000
Other	84,000	84,000
Accumulated deficit	(44,866,000)	(48,332,000)
Total shareholders’ equity	43,518,000	40,399,000
Total liabilities and shareholders’ equity	$56,127,000	$51,755,000

See accompanying notes.

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009

	(unaudited)
Revenue:
Product revenue	$17,867,000	$15,416,000
License and collaboration revenue	322,000	395,000

Total revenue	18,189,000	15,811,000

Product costs and operating expenses:
Cost of goods sold	5,947,000	5,215,000
Collaboration expenses	110,000	183,000
Research and development	2,464,000	1,916,000
Clinical and regulatory	707,000	612,000
Sales and marketing	5,603,000	5,253,000
General and administrative	1,307,000	1,119,000
Litigation	(3,529,000)	—
Total product costs and operating expenses	12,609,000	14,298,000

Operating income	5,580,000	1,513,000

Other income (expenses):
Interest income	10,000	23,000
Interest expense	(5,000)	(9,000)
Foreign exchange loss	(23,000)	(12,000)

Income before income taxes	5,562,000	1,515,000

Income tax expense	(2,096,000)	(577,000)
Net income	$3,466,000	$938,000

Net income per share – basic	$0.21	$0.06
Net income per share – diluted	$0.21	$0.06

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009

	(unaudited)
Operating activities
Net income	$3,466,000	$938,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	388,000	337,000
Stock-based compensation	450,000	477,000
Deferred taxes, net	1,918,000	531,000
Change in allowance for doubtful accounts	(20,000)	(15,000)
Changes in operating assets and liabilities:
Accounts receivable	(160,000)	171,000
Inventories	(1,646,000)	(297,000)
Prepaid expenses	160,000	(247,000)
Accounts payable	1,149,000	10,000
Accrued compensation and expenses	356,000	(239,000)
Amortization of deferred license fees and other deferred revenue	(251,000)	(212,000)
Net cash provided by operating activities	5,810,000	1,454,000

Investing activities
Purchase of property and equipment	(437,000)	(307,000)
Net cash used in investing activities	(437,000)	(307,000)

Financing activities
Repurchase of common shares	(980,000)	(333,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	183,000	34,000
Net cash used in financing activities	(797,000)	(299,000)

Increase in cash and cash equivalents	4,576,000	848,000
Cash and cash equivalents at beginning of period	17,794,000	7,209,000
Cash and cash equivalents at end of period	$22,370,000	$8,057,000

Supplemental disclosure of cash flow
Cash paid for interest	$2,000	$3,000
Cash paid (received) for taxes	($151,000)	$38,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(1)	Basis of Presentation

The accompanying unaudited financial statements of Vascular Solutions, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2009 included in the Annual Report on Form 10-K of the Company filed with the Securities and Exchange Commission. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	Net Income per Share

In accordance with Accounting Standards Codification (“ASC”) 260-10-55, basic net income per share for the three months ended March 31, 2010 and 2009 is computed by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted net income per weighted average common share is computed by dividing net income by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period.

Weighted average common shares outstanding for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009

	(unaudited)
Weighted average shares outstanding – basic	16,275,000	15,804,000
Weighted average shares outstanding – diluted	16,866,000	16,154,000

(3)	Revenue Recognition

In the United States the Company sells its products directly to hospitals and clinics. Revenue is recognized in accordance with generally accepted accounting principles as outlined in ASC 605-10-S99, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) product delivery has occurred or services have been rendered. The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers. The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price. All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

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

The Company also generates revenues from license agreements and research collaborations and recognizes these revenues when earned. In accordance with ASC 605-25-25-5, for revenues which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller. Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit. Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605-10-S99-1.

In addition, the Company has reviewed the provisions of ASC 808-10 for Collaborative Arrangements, and has determined this ASC has no impact on the amounts recorded under these agreements.

In accordance with ASC 605-45-45, the Company includes shipping and handling revenues in net revenue, and shipping and handling costs in cost of sales.

(4)	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	March 31, 2010	December 31, 2009

	(unaudited)

Raw materials	$5,209,000	$4,382,000
Work-in process	995,000	858,000
Finished goods	4,420,000	3,737,000
	$10,624,000	$8,977,000

(5)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At March 31, 2010 and December 31, 2009, the allowance for doubtful accounts was $100,000 and $105,000, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At March 31, 2010 and December 31, 2009, the sales and return allowance was $30,000 and $45,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $130,000 and $150,000 at March 31, 2010 and December 31, 2009, respectively.

(6)	Concentrations of Credit and Other Risks

In the United States the Company sells its products directly to hospitals and clinics. In all international markets, the Company sells its products to distributors who, in turn, sell to medical clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 10% of gross accounts receivable as of either March 31, 2010 or December 31, 2009. There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the three month periods ended March 31, 2010 and 2009 was 86% in the United States and 14% in international markets, respectively. No single customer represented greater than 10% of the total net revenue for the three months ended March 31, 2010 or 2009.

(7)	Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers. Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations. The Company purchases its requirements for thrombin (a component in the Hemostat products) under a Thrombin-JMI Supply Agreement entered into with King Pharmaceuticals, Inc. (“King”) on January 9, 2007. Under the terms of the Thrombin-JMI Supply Agreement, King agrees to manufacture and supply thrombin to the Company on a non-exclusive basis. The Thrombin-JMI Supply Agreement does not contain any minimum purchase requirements. King agrees to supply the Company with such quantity of thrombin as the Company may order at a fixed price throughout the term of the Thrombin-JMI Supply Agreement as adjusted for inflation, variations in potency and other factors. The Thrombin-JMI Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including: (i) termination by King without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to the Company, and (ii) termination by the Company without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to King provided that the Device Supply Agreement, which the Company also entered into with King on January 9, 2007, has expired on its terms or the parties have agreed to terminate it.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(8)	Commitments and Contingencies

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

On July 14, 2008, Marine Polymer filed a Notice of Appeal with the U.S. First Circuit Court of Appeals seeking to overturn the monetary damages and injunction issued against them. Marine Polymer did not appeal the Court’s rejection of its counter-claims against the Company. On February 4, 2009, oral arguments by both parties on Marine Polymer’s appeal were heard by the U.S. First Circuit Court of Appeals. On December 23, 2009, the U.S. First Circuit Court of Appeals affirmed the judgment against Marine Polymer for product disparagement. As a result, the permanent injunction issued at the conclusion of the trial will remain in effect, prohibiting Marine Polymer and its representatives from making, publishing or disseminating certain disparaging statements concerning the safety of our D-Stat products. Addressing the jury’s award of $4.5 million in damages, the Court determined that, due to differences in opinion among the judges, the Company could either accept a $2.7 million award of damages (plus interest) or insist upon a new trial limited to the issue of determining the reasonable amount of damages. The Company accepted the $2.7 million award of damages plus interest and on January 22, 2010 the Company received $3.56 million as payment in full for the judgment. This amount has been recorded as a litigation gain in the first quarter of 2010.

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

King Agreements

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement. Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King in exchange for a one-time license fee of $6,000,000. Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for two separate $1,000,000 milestone payments; one upon the first commercial sale of Thrombi-Gel (which was received on May 31, 2007), and one upon the first commercial sale of Thrombi-Paste. The Company is amortizing the $6,000,000 license fee on a straight-line basis over 10 years. The Company is amortizing the $1,000,000 milestone payment that was received on May 31, 2007 over the remaining 10-year license period and will amortize the additional $1,000,000 milestone payment over the remaining 10-year license period when it is received. The unamortized license fee was $4,769,000 and $4,945,000 at March 31, 2010 and December 31, 2009, respectively. The amortization of license fee was $176,000 for the three months ended March 31, 2010 and 2009, respectively.

Under the Device Supply Agreement the Company agreed to pursue a surgical indication for the use of the Thrombi-Gel and Thrombi-Paste products from the FDA. The Device Supply Agreement requires the Company to make a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of Thrombi-Gel and a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of Thrombi-Paste after performing a clinical study and submitting the application. The Company continues to pursue a surgical indication for the use of the Thrombi-Gel product. In 2009 King suspended further development of the Thrombi-Paste product. The Company believes the probability of paying these one-time payments to King is remote, and therefore has not recorded any provision for these payments.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

Nicolai, GmbH Agreement

Effective April 1, 2008 the Company entered into a five-year distribution agreement with Nicolai, GmbH. As a result of entering into this distribution agreement, the Company no longer maintains a direct sales force in Germany. In connection with this distribution agreement, the Company received 500,000 Euros from Nicolai, GmbH, which was deferred and is being recognized ratably over the five-year term of the distribution agreement.

The agreement also includes provisions requiring the Company to pay Nicolai, GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term. The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH. The unamortized license fee was $436,000 and $472,000 at March 31, 2010 and December 31, 2009, respectively. The amortization of license fee was $36,000 for the three months ended March 31, 2010 and 2009, respectively.

(9)	Lines of Credit

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

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1. The calculation of this covenant is determined by multiplying annual lease expense times six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments. The covenant is computed quarterly based on a rolling 12-month period. The Company was in compliance with this covenant as of March 31, 2010.

As of March 31, 2010, the Company had no outstanding balance against the revolving credit agreement. Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of March 31, 2010.

(10)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes. For the three month period ended March 31, 2010 and March 31, 2009, the Company recorded a tax provision of $2,096,000 and $577,000 on income before tax of $5,562,000 and $1,515,000, resulting in an effective income tax rate of 38%. The difference between the effective tax rate of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.

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

Effective January 1, 2007, the Company adopted ASC 740-10. Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of ASC 740-10 had no effect on shareholders’ equity. The Company has recorded an ASC 740-10 reserve of $727,000 as of December 31, 2009. The impact of tax related interest and penalties is recorded as a component of income tax expense. For the three months ended March 31, 2010, the Company has recorded $0 for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in Germany and various state jurisdictions. At March 31, 2010, the Company was not under examination by any of these taxing authorities and the open tax years are 2007 through 2009.

(11)	Products and Services

The following tables set forth, for the periods indicated, net revenue by product line along with the percent change from the previous period:

	Three Months Ended March 31,
	2010		2009
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$8,887,000	25%	$7,112,000	29%
Hemostat products	6,372,000	9%	5,868,000	(2%)
Vein products	2,608,000	7%	2,436,000	9%
Total product revenue	$17,867,000	16%	$15,416,000	12%
License and collaboration	322,000	(18%)	395,000	5%
Total revenue	$18,189,000	15%	$15,811,000	12%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Vascular Solutions, Inc. (we, us or Vascular) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. We were incorporated in the state of Minnesota in December 1996, and began operations in February 1997. Our products are divided into three categories:

•

Catheter products, consisting of the Pronto® V3 and Pronto LP extraction catheters, micro-introducer kits, Guideliner™ catheter, MICRO Elite™ and EXPRO Elite™ snares, the Guardian® hemostasis valve, guidewires used in connection with percutaneous access to the vasculature, and a variety of catheters for clinical niches including the Langston® dual lumen catheters, Twin-Pass® dual access catheters, Gandras® catheters, Minnie® support catheters, and Gopher™ catheters,

•

Hemostat (blood clotting) products, principally consisting of the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets, and

•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser console and procedure kit used for the treatment of varicose veins,

          In 2000 we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures. In 2001, we made the strategic decision to develop additional products. We have grown from net revenue of $6.2 million in 2000 to net revenue of $68.4 million in 2009. This increase in revenue represents a compound annual growth rate of 31% and is driven by our commitment to the research and development of multiple new devices to diagnose and treat existing and new vascular conditions.

          As a vertically-integrated medical device company, we generate ideas, create new interventional medical devices, and then deliver these products to physicians through our direct domestic sales force and our international distribution network. We are currently developing several additional products that leverage our existing infrastructure to bring additional solutions to the interventional cardiologist and interventional radiologist.

Results of Operations

          The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2010	2009
Revenue:
Product revenue	98%	98%
License and collaboration revenue	2%	2%
Total revenue	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	33%
Collaboration expenses	1%	1%
Research and development	13%	12%
Clinical and regulatory	4%	4%
Sales and marketing	31%	33%
General and administrative	7%	7%
Litigation	(20%)	—
Total product costs and operating expenses	69%	90%
Operating income	31%	10%
Other income and expenses, net	—	—
Income before income taxes	31%	10%
Income taxes	(12%)	(4%)
Net income	19%	6%

Three months ended March 31, 2010, compared to three months ended March 31, 2009

          Net revenue increased 15% to $18,189,000 for the quarter ended March 31, 2010 from $15,811,000 for the quarter ended March 31, 2009. The increase in net revenue was a result of an increased market penetration in each of our three product lines as well as the introduction of new products, principally in the catheter product line. Approximately 86% of our net revenue was earned in the United States and 14% of our net revenue was earned in international markets for the quarters ended March 31, 2010 and March 31, 2009.

          We recognized $212,000 of licensing revenue during the three month period ending March 31, 2010, as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai in Germany. We also recognized $110,000 of collaboration revenue during the three month period ending March 31, 2010 as a result of performing clinical and development work for King under the Device Supply Agreement.

          Gross margin across all product lines increased to 67% for the quarter ended March 31, 2010, compared to 66% for the quarter ended March 31, 2009, primarily due to selling mix. We expect product gross margins to be in the range of 66% to 67% for the remainder of 2010, subject to changes in our selling mix between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry.

          Research and development expense for the first quarter of 2010 totaled $2,464,000, or 13% of revenue, compared to $1,916,000, or 12% of revenue for the first quarter of 2009. The main reason for the increase in research and development expenses was an increase in testing required by the FDA on our pending biopsy marker product. We expect our continuing research and development expenses to be approximately 10% to 12% of revenue during 2010 as we continue to pursue additional new products and to move our longer term development projects forward.

          Clinical and regulatory expense for the first quarter of 2010 totaled $707,000, or 4% of revenue, compared to $612,000, or 4% of revenue for the first quarter of 2009. Clinical and regulatory expenses fluctuate due to the timing of clinical studies and the number of new products coming through the regulatory system. We expect clinical and regulatory expenses to be approximately 4% to 5% of revenue during 2010.

          Sales and marketing expense for the first quarter of 2010 totaled $5,603,000, or 31% of revenue, compared to $5,253,000, or 33% of revenue for the first quarter of 2009. The decline in sales and marketing expenses as a percentage of revenue primarily resulted from maintaining our direct sales force at between 85 and 90 full-time employees while continuing to grow revenue. We expect to maintain the same relative size of our direct sales force during 2010. As a result, we expect our sales and marketing expenses will continue to decline as a percentage of revenue to between 27% and 29% of revenue by the end of 2010.

          General and administrative expense for the first quarter of 2010 totaled $1,307,000, or 7% of revenue, compared to $1,119,000, or 7% of revenue for the first quarter of 2009. General and administrative expenses have remained relatively flat as percent of total revenue. We expect general and administrative expenses to be approximately 6% to 7% of revenue in 2010.

          Litigation income in the first quarter of 2010 was $3,529,000, or 20% of revenue. The litigation income resulted from an award of damages the Company received in the Marine Polymer Technologies, Inc. litigation. For a complete discussion of litigation matters, see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

          Interest income decreased to $10,000 for the first quarter of 2010 compared to $23,000 for the first quarter of 2009. The decrease in interest income was primarily the result of lower interest rates being paid on our deposit funds held at the bank.

          Interest expense decreased to $5,000 for the first quarter of 2010 compared to $9,000 for the first quarter of 2009. The decrease in interest expense was the result of timing of banking charges as we switched banks in the first quarter of 2010.

          Foreign exchange loss was $23,000 for the first quarter of 2010 compared to $12,000 for the first quarter of 2009.

          Income tax expense increased to $2,096,000 for the three months ending March 31, 2010 on income before tax of $5,562,000 resulting in an effective income tax rate of 38%. The difference between the effective tax rate of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes. For the three months ended March 31, 2009, income tax expense was $577,000 on income before tax of $1,515,000, resulting in an effective income tax rate of 38%.

Liquidity and Capital Resources

          Our cash and cash equivalents totaled $22,370,000 at March 31, 2010 compared to $17,794,000 in cash and cash equivalents at December 31, 2009, an increase of $4,576,000. Our cash equivalents are invested in a money market fund invested in all types of high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations. The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

          Cash provided by operations. We generated $5,810,000 of cash from operations in the three months ended March 31, 2010. The cash generated in the first quarter primarily resulted from our income before taxes of $5,562,000, including the $3,529,000 litigation income, since essentially all of our income taxes are offset by our deferred tax assets.

          Cash used for investing activities. We used $437,000 of cash in investing activities in the three months ended March 31, 2010. We incurred capital expenditures of $437,000 relating primarily to purchasing additional manufacturing equipment and completing leasehold improvements and purchasing additional research and development equipment.

          Cash provided by financing activities. We used $797,000 of cash in financing activities in the three months ended March 31, 2010. We used $593,000 of cash to repurchase 66,107 common shares on the open market under our stock repurchase plan, and we used $387,000 of cash to repurchase 48,212 shares that vested under outstanding restricted stock awards for income tax withholding purposes. This was offset by our receipt of $183,000 of cash upon the exercise of outstanding stock options.

          We have a $10 million revolving line of credit with US Bank, which has a 12-month term, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest on all of our assets. As of March 31, 2010, we were in compliance with the bank covenant and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

          We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future. We currently believe that our working capital of $39.9 million at March 31, 2010 will be sufficient to meet all of our operating and capital requirements for the foreseeable future. However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

Off-Balance Sheet Arrangements

          We did not have any off-balance sheet arrangements as of March 31, 2010.

Contractual Obligations

          The following table summarizes our contractual cash commitments as of March 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$4,494,000	$773,000	$1,617,000	$1,683,000	$421,000

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

          The material accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and which require complex management judgment are discussed in our 2009 Form 10-K under the caption “Critical Accounting Policies.”

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

          The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe”, “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act. Forward-looking statements such as these are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with defense of patent infringement lawsuits, adoption of our new products, limited profitability, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement. We undertake no obligation to and do not intend to revise or update publicly any forward-looking statement for any reason.

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

          In the United States we sell our products directly to hospitals and clinics. In international markets, we sell our products to independent distributors who, in turn, sell to hospitals. Sales to independent distributors are denominated in United States dollars, with the exception of Germany, where sales are denominated in Euros.

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

          We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates. Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR. We will thus be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise. As we had no amounts outstanding on the line of credit at March 31, 2010, we have no exposure to interest rate changes on this credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we will be exposed to declines in the interest rates paid on deposited funds. A 0.1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $22,000 on an annual basis.

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

          During the fiscal quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          The legal proceedings for the Marine Polymer Technologies, Inc. litigation and AngioDynamics, Inc. litigation as described in Note 9 to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated into this Item 1 of Part II by reference.

          From time to time, we are involved in additional legal proceedings arising in the normal course of business. As of the date of this report we are not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2010	22,434	(1)	$7.99	—	1,000,000
February 1 – 28, 2010	85,887	(1)	$8.69	60,109	939,891
March 1 – 31, 2010	5,998		$9.04	5,998	933,893

(1) At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 22,434 shares of common stock in January and 25,778 shares of common stock in February, all at the fair market value of the common stock on the day the employees’ awards vested to satisfy income tax withholding obligations for those employees.

(2) On January 29, 2010, our Board of Directors approved a Common Stock Repurchase Plan (the “Repurchase Plan”), whereby we have the option to repurchase up to a maximum of 1,000,000 shares of our common stock on the open market at the current market price. The Repurchase Plan expires on December 31, 2010.

Item 3.	Defaults Upon Senior Securities

          None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

          None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Amended and Restated Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 of Vascular Solutions’ Form 8-K dated October 19, 2007).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.

Date: April 20, 2010	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)