Form 10-K/A
period 2009-12-31
VASCULAR SOLUTIONS INC
filed 2010-05-14
CIK 1030206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.406 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated, or a smaller reporting company.  See the definitions of “large accelerated filer,” accelerated filer,” and smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, initially filed with the Securities and Exchange Commission on February 2, 2010 (the “Original Filing”), is being filed to amend Item 15 in the Original Filing to add the Consent of Independent Registered Public Accounting Firm dated February 2, 2010 (“Original Consent”) which was inadvertently omitted from the Original Filing and the Consent of Independent Registered Public Accounting Firm dated May 13, 2010 (“Second Consent”).  In addition, Item 15 of the Original Filing has been amended to contain (1) revised incorporation by reference language for Exhibits 10.12, 10.13, 10.14, 24.1, 32.1 and 32.2, (2) the Original Consent and Second Consent, and (3) currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.  Such consent and certifications are attached to this Form 10-K/A as Exhibits 23.1, 23.2, 31.1 and 31.2.

Except for the foregoing amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing.

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

Exhibit Number	Description
10.8	Form of Distribution Agreement (incorporated by reference to Exhibit 10.12 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.9**	Vascular Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to Vascular Solutions’ Form 10-K for the year ended December 31, 2000).
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

10.12#	Credit Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc.
10.13#	Security Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc.
10.14#	Promissory Note, dated December 21, 2009, between U. S. Bank Association and Vascular Solutions, Inc.
10.15**	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.17**	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.18**	Form of Board of Directors Stock Option Agreement, as amended December 9, 2005 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.19**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 8-K dated December 9, 2005).
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

23.1*	Consent of Baker Tilly Virchow Krause, LLP dated February 2, 2010.
23.2*	Consent of Baker Tilly Virchow Krause, LLP dated May 13, 2010.
24.1#	Power of Attorney (included on signature page of Original Filing).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

# Previously filed with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of May 2010.

VASCULAR SOLUTIONS, INC.

By:	/s/ Howard Root
Howard Root Chief Executive Officer and Director