Form 10-Q
period 2010-06-30
VASCULAR SOLUTIONS INC
filed 2010-07-22
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

The registrant had 16,820,840 shares of common stock, $.01 par value per share, outstanding as of July 19, 2010.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	June 30, 2010	December 31, 2009

	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$18,227,000	$17,794,000
Accounts receivable, net of reserves of $165,000 and $150,000 in 2010 and 2009, respectively	10,232,000	9,143,000
Inventories	12,306,000	8,977,000
Prepaid expenses	1,498,000	1,520,000
Current portion of deferred tax assets	4,500,000	4,500,000
Total current assets	46,763,000	41,934,000

Property and equipment, net	4,539,000	3,793,000
Intangible assets, net	5,134,000	193,000
Deferred tax assets, net of current portion and liabilities	3,121,000	5,835,000
Total assets	$59,557,000	$51,755,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,756,000	$1,396,000
Accrued compensation	3,116,000	2,978,000
Accrued expenses	1,054,000	865,000
Accrued royalties	542,000	621,000
Current portion of deferred revenue	869,000	929,000
Total current liabilities	9,337,000	6,789,000

Long-term deferred revenue, net of current portion	4,142,000	4,567,000

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000 Issued and outstanding shares – 16,848,340 – 2010; 16,557,669 – 2009	168,000	166,000
Additional paid-in capital	89,217,000	88,481,000
Other	84,000	84,000
Accumulated deficit	(43,391,000)	(48,332,000)
Total shareholders’ equity	46,078,000	40,399,000
Total liabilities and shareholders’ equity	$59,557,000	$51,755,000

See accompanying notes.

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(unaudited)		(unaudited)
Revenue:
Product revenue	$19,262,000	$16,781,000	$37,129,000	$32,197,000
License and collaboration revenue	254,000	385,000	576,000	779,000
Total revenue	19,516,000	17,166,000	37,705,000	32,976,000

Product costs and operating expenses:
Cost of goods sold	6,510,000	5,765,000	12,457,000	10,980,000
Collaboration expenses	42,000	173,000	152,000	355,000
Research and development	2,266,000	1,803,000	4,730,000	3,719,000
Clinical and regulatory	888,000	767,000	1,595,000	1,379,000
Sales and marketing	5,910,000	5,307,000	11,513,000	10,560,000
General and administrative	1,405,000	1,104,000	2,712,000	2,223,000
Litigation	—	—	(3,529,000)	—
Amortization of purchased technology and intangibles	59,000	—	59,000	—
Total product costs and operating expenses	17,080,000	14,919,000	29,689,000	29,216,000

Operating income	2,436,000	2,247,000	8,016,000	3,760,000

Other income (expenses):
Interest income	10,000	14,000	20,000	37,000
Interest expense	(5,000)	(11,000)	(10,000)	(20,000)
Foreign exchange loss	(35,000)	7,000	(58,000)	(5,000)

Income before income taxes	2,406,000	2,257,000	7,968,000	3,772,000

Income tax expense	(931,000)	(871,000)	(3,027,000)	(1,448,000)
Net income	$1,475,000	$1,386,000	$4,941,000	$2,324,000

Net income per share – basic	$0.09	$0.09	$0.30	$0.15
Net income per share – diluted	$0.09	$0.09	$0.29	$0.14

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009

	(unaudited)
Operating activities
Net income	$4,941,000	$2,324,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	800,000	684,000
Amortization	59,000	—
Stock-based compensation	1,009,000	891,000
Deferred taxes, net	2,714,000	1,338,000
Change in allowance for doubtful accounts	15,000	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,104,000)	161,000
Inventories	(3,329,000)	110,000
Prepaid expenses	22,000	(338,000)
Accounts payable	2,360,000	(1,069,000)
Accrued compensation and expenses	8,000	129,000
Amortization of deferred license fees and other deferred revenue	(485,000)	(412,000)
Net cash provided by operating activities	7,010,000	3,808,000

Investing activities
Purchase of property and equipment	(1,307,000)	(539,000)
Cash paid for acquisition	(5,000,000)	—
Net cash used in investing activities	(6,307,000)	(539,000)

Financing activities
Repurchase of common shares	(727,000)	(333,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	457,000	377,000
Net cash provided by (used in) financing activities	(270,000)	44,000
Increase in cash and cash equivalents	433,000	3,313,000
Cash and cash equivalents at beginning of period	17,794,000	7,209,000
Cash and cash equivalents at end of period	$18,227,000	10,522,000

Supplemental disclosure of cash flow
Cash paid for interest	$7,000	$14,000
Cash paid for taxes	$100,000	$107,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (“ASC”) 260-10-55, basic net income per share for the three and six months ended June 30, 2010 and 2009 is computed by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted net income per weighted average common share is computed by dividing net income by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period.

Weighted average common shares outstanding for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

	(unaudited)		(unaudited)
Weighted average shares outstanding – basic	16,396,000	15,903,000	16,358,000	15,871,000
Weighted average shares outstanding – diluted	16,958,000	16,207,000	16,847,000	16,202,000

(3)	Revenue Recognition

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

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value. Inventories are comprised of the following:

	June 30, 2010	December 31, 2009

	(unaudited)

Raw materials	$5,485,000	$4,382,000
Work-in process	1,341,000	858,000
Finished goods	5,480,000	3,737,000
	$12,306,000	$8,977,000

(5)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer. At June 30, 2010 and December 31, 2009, the allowance for doubtful accounts was $130,000 and $105,000, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge. The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet. At June 30, 2010 and December 31, 2009, the sales and return allowance was $35,000 and $45,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $165,000 and $150,000 at June 30, 2010 and December 31, 2009, respectively.

(6)	Concentrations of Credit and Other Risks

In the United States the Company sells its products directly to hospitals and clinics. In all international markets, the Company sells its products to distributors who, in turn, sell to medical clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. No single customer represented greater than 10% of gross accounts receivable as of either June 30, 2010 or December 31, 2009. There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the six month periods ended June 30, 2010 and 2009 was 86% and 87% in the United States and 14% and 13% in international markets, respectively. No single customer represented greater than 10% of the total net revenue for the six months ended June 30, 2010 or 2009.

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

On July 14, 2008, Marine Polymer filed a Notice of Appeal with the U.S. First Circuit Court of Appeals seeking to overturn the monetary damages and injunction issued against them. Marine Polymer did not appeal the Court’s rejection of its counter-claims against the Company. On February 4, 2009, oral arguments by both parties on Marine Polymer’s appeal were heard by the U.S. First Circuit Court of Appeals. On December 23, 2009, the U.S. First Circuit Court of Appeals affirmed the judgment against Marine Polymer for product disparagement. As a result, the permanent injunction issued at the conclusion of the trial will remain in effect, prohibiting Marine Polymer and its representatives from making, publishing or disseminating certain disparaging statements concerning the safety of our D-Stat products. Addressing the jury’s award of $4.5 million in damages, the Court determined that, due to differences in opinion among the judges, the Company could either accept a $2.7 million award of damages (plus interest) or insist upon a new trial limited to the issue of determining the reasonable amount of damages. The Company accepted the $2.7 million award of damages plus interest and on January 22, 2010 the Company received $3.56 million as payment in full for the judgment. This amount was recorded as a litigation gain in the first quarter of 2010.

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

King Agreements

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement. Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King in exchange for a one-time license fee of $6,000,000. Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for two separate $1,000,000 milestone payments; one upon the first commercial sale of Thrombi-Gel (which was received on May 31, 2007), and one upon the first commercial sale of Thrombi-Paste. The Company is amortizing the $6,000,000 license fee on a straight-line basis over 10 years. The Company is amortizing the $1,000,000 milestone payment that was received on May 31, 2007 over the remaining 10-year license period, and will amortize the additional $1,000,000 milestone payment for the Thrombi-Paste product over the remaining 10-year license period if it is received. The unamortized license fee was $4,593,000 and $4,945,000 at June 30, 2010 and December 31, 2009, respectively. The amortization of license fee was $352,000 for the six months ended June 30, 2010 and 2009, respectively.

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

The agreement also includes provisions requiring the Company to pay Nicolai, GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term. The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH. The unamortized license fee was $400,000 and $472,000 at June 30, 2010 and December 31, 2009, respectively. The amortization of license fee was $72,000 for the six months ended June 30, 2010 and 2009, respectively.

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

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1. The calculation of this covenant is determined by multiplying annual lease expense times six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments. The covenant is computed quarterly based on a rolling 12-month period. The Company was in compliance with this covenant as of June 30, 2010.

As of June 30, 2010, the Company had no outstanding balance against the revolving credit agreement. Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of June 30, 2010.

(10)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes. For the six month periods ended June 30, 2010 and June 30, 2009, the Company recorded a provision for taxes of $3,027,000 and $1,448,000 on income before tax of $7,968,000 and $3,772,000, resulting in an effective income tax rate of 38%. The difference between the effective tax rate of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.

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

Effective January 1, 2007, the Company adopted ASC 740-10. Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of ASC 740-10 had no effect on shareholders’ equity. The Company has recorded an ASC 740-10 reserve of $727,000 as of December 31, 2009. The impact of tax related interest and penalties is recorded as a component of income tax expense. For the six months ended June 30, 2010, the Company has recorded $0 for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in Germany and various state jurisdictions. At June 30, 2010, the Company was not under examination by any of these taxing authorities and the open tax years are 2007 through 2009.

(11)	Acquisitions and IPR&D Charges

During the first quarter of fiscal year 2010, the Company adopted ASC 805 related to business combinations. The new authoritative guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. The underlying purchase method of accounting for acquisitions was retained, but the new guidance incorporates a number of changes. These changes include the capitalization of purchased in-process research and development (IPR&D), expensing of acquisition related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date. In addition, changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. This accounting treatment for taxes is applicable to acquisitions consummated both prior to and subsequent to the adoption of the new authoritative guidance. The adoption of the new authoritative guidance did not change the requirement to expense IPR&D immediately with respect to asset acquisitions. The adoption of the new authoritative guidance did not have a material impact on our consolidated financial statements during the three and six months ended June 30, 2010.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

When the Company acquires another company or a group of assets, the purchase price is allocated, as applicable, among IPR&D, other identifiable intangible assets, net tangible assets and the remainder, if any, gets recognized to goodwill, as required by U.S. GAAP. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets, including IPR&D, of acquired businesses. The values assigned to IPR&D and other identifiable intangible assets are based on valuations as determined by independent third party appraisers. The techniques used by these appraisers include estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values utilizing an appropriate risk-adjusted rate of return (discount rate). The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods. For IPR&D, these methodologies include consideration of the risk of the project not achieving commercial feasibility and include a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

At the time of acquisition, the Company plans that all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent issuance, validity and litigation, if any. If commercial viability were not achieved, the Company would likely look to other alternative uses for the same technology.

Escalon Vascular Access, Inc.

On April 30, 2010, the Company acquired the assets related to the SMARTNEEDLE® and pdACCESS® Doppler guided needle access business from Escalon Vascular Access, Inc., (Escalon) a division of Escalon Medical Corporation. Under the terms of the agreement the Company will pay Escalon a total of $5,750,000, consisting of $5,000,000 paid in cash at April 30, 2010 and $750,000 payable in cash upon successful completion of the transfer of the manufacturing processes from Escalon to the Company. The SMARTNEEDLE and pdACCESS products consist of a hand-held monitor and one-time use needles designed to provide auditory ultrasound guided access to arteries and veins during catheterization procedures.

In addition to the SMARTNEEDLE and pdACCESS products, the Company has acquired the assets related to the new VascuView TAP™ visual ultrasound system and will pay Escalon a one-time cash earn-out payment in an amount equal to 25% of the net sales of the VascuView TAP products sold between July 1, 2010 and June 30, 2011.

The Company accounted for the transaction as a purchase of assets and technology in the second quarter of 2010. In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

The purchase price will be allocated as follows:

Inventory	$500,000
Property and Equipment	250,000
Purchased technology	2,500,000
Other intangibles	750,000
Goodwill	1,750,000
$5,750,000

The developed technology and other intangible assets have an estimated useful life of 9 – 10 years. The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.

Pro Forma Information

The following unaudited pro forma summary combines the Company’s results with those of Escalon as if the acquisition had occurred at the beginning of each of the periods presented. This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$19,836,000	$18,126,000	$39,084,000	$34,948,000
Net Income	1,552,000	1,457,000	5,061,000	2,446,000
Net income per share
Basic	$0.09	$0.09	$0.31	$0.15
Diluted	$0.09	$0.09	$0.30	$0.15

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting amortization of intangible assets with determinable lives and income taxes to reflect the Company’s effective tax rate for the periods presented.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(12)	Products and Services

The following tables set forth, for the periods indicated, net revenue by product line along with the percent change from the previous period:

	Six Months Ended June 30,
	2010		2009
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$19,203,000	31%	$14,649,000	24%
Hemostat products	12,608,000	2%	12,301,000	3%
Vein products	5,318,000	1%	5,247,000	14%
Total product revenue	$37,129,000	15%	$32,197,000	13%
License and collaboration	576,000	(26%)	779,000	5%
Total revenue	$37,705,000	14%	$32,976,000	12%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

          Vascular Solutions, Inc. (we, us or Vascular) is focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide. As a vertically-integrated medical device company, we generate ideas, create new interventional medical devices, and then deliver these products to physicians through our direct domestic sales force and our international distribution network. We were incorporated in the state of Minnesota in December 1996, and began operations in February 1997. Our products are divided into three categories:

•

Catheter products, principally consisting of a variety of catheters used in specific clinical indications such as the Pronto® extraction catheters, Langston® dual lumen catheters and Minnie® support catheters, and also including products used in connection with percutaneous access to the vasculature such as micro-introudcer kits, guidewires and the Guardian® hemostasis valve,

•

Hemostat (blood clotting) products, principally consisting of the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets, and

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

          The interventional medical device industry is characterized by intense competition, rapidly-evolving technology, and a high degree of government regulation. To grow our business, we have focused on continually developing and commercializing new products. Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•

The future regulatory approval of newly-developed products. Any new products that we develop must be approved by the Food and Drug Administration in the United States and by similar regulatory bodies in other countries before they can be sold. The requirements for obtaining product approval have undergone change and are likely to continue to change. We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•

Successfully integrating acquired products into our existing operations. The acquisition of products complementary to our existing product portfolio and customer call point provides an additional business opportunity, provided that we successfully integrate the acquired products into our existing business structure. As a first step in this process, in April 2010 we acquired the SMARTNEEDLE and pdACCESS Doppler guided needle products from Escalon (see Note 11 to the Unaudited Consolidated Financial Statements in Item 1 of Part I) and have recently begun to integrate these products into our operations.

•

Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. We are involved in litigation with AngioDynamics, Inc., concerning our Vari-Lase product line (See “Legal Proceedings” In Item 1 of Part II of this Form 10-Q). Managing intellectual property assets and claims is an important challenge for our business.

Results of Operations

          The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Product revenue	99%	98%	99%	98%
License and collaboration revenue	1%	2%	1%	2%
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	34%	33%	34%
Collaboration expenses	—	1%	—	1%
Research and development	12%	11%	13%	11%
Clinical and regulatory	5%	4%	4%	4%
Sales and marketing	30%	31%	31%	32%
General and administrative	7%	6%	7%	7%
Litigation	—	—	(9%)	—
Amortization of purchased technology and intangibles	—	—	—	—
Total product costs and operating expenses	87%	87%	79%	89%
Operating income	13%	13%	21%	11%
Other income and expenses, net	—	—	—	—
Income before income taxes	13%	13%	21%	11%
Income taxes	5%	5%	8%	4%
Net income	8%	8%	13%	7%

Three and six months ended June 30, 2010, compared to three and six months ended June 30, 2009

          Net revenue increased 14% to $19,516,000 for the quarter ended June 30, 2010 from $17,166,000 for the quarter ended June 30, 2009. Net revenue related to the SMARTNEEDLE and pdACCESS products we acquired from Escalon was $847,000 for the quarter ended June 30, 2010 accounting for 36% of the overall revenue increase. The remaining new product introductions, which include any product with no sales in the comparable period in 2009, represented 36% of the overall increase in revenue for the quarter ended June 30, 2010. An increase in the volume of product sales also contributed to the increase in revenue, while product pricing did not have a material impact on the revenue increase for the quarter ended June 30, 2009. Approximately 86% of our net revenue was earned in the United States and 14% of our net revenue was earned in international markets for the quarter ended June 30, 2010, while approximately 88% of our net revenue was earned in the United States and 12% of our net revenue was earned in international markets for the quarter ended June 30, 2009. Net revenue increased 14% to $37,705,000 for the six months ended June 30, 2010 from $32,976,000 for the six months ended June 30, 2009. The increase in net revenue was a result of an increase in the volume of product sales and the introduction of new products. Net revenue related to the SMARTNEEDLE and pdACCESS products we acquired from Escalon was $847,000 for the six months ended June 30, 2010 accounting for 18% of the overall revenue increase. The remaining new product introductions represented 31% of the overall increase in revenue for the six months ended June 30, 2010. Product pricing did not have a material impact on the revenue increase for the six months ended June 30, 2010. Approximately 86% of our net revenue was earned in the United States and 14% of our net revenue was earned in international markets for the six months ended June 30, 2010, while approximately 87% of our net revenue was earned in the United States and 13% of our net revenue was earned in international markets for the six months ended June 30, 2009.

          We recognized $212,000 and $424,000 of licensing revenue during the three and six month periods ending June 30, 2010 and 2009, respectively, as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai. We also recognized $42,000 and $173,000 of collaboration revenue during the three month periods ending June 30, 2010 and 2009, and $152,000 and $355,000 of collaboration revenue during the six month periods ending June 30, 2010, respectively, as a result of performing clinical and development work for King under the Device Supply Agreement.

          Gross margin across all product lines remained constant at 66% for the quarter ended June 30, 2010, compared to 66% for the quarter ended June 30, 2009. We expect product gross margins to be in the range of 65% to 67% for the remainder of 2010, subject to changes in our selling mix between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry. Gross margin across all product lines remained constant at 66% for the six months ended June 30, 2010 compared to 66% for the six months ended June 30, 2009.

          Research and development expense for the second quarter of 2010 totaled $2,266,000, or 12% of revenue, compared to $1,803,000, or 11% of revenue, for the second quarter of 2009. Research and development expense for the six month period ending June 30, 2010 totaled $4,730,000, or 13% of revenue, compared to $3,719,000, or 11% of revenue, for the six month period ending June 30, 2009. We expect our continuing research and development expenses to be approximately 10% to 11% of revenue for the remainder of 2010 as we continue to pursue additional new products and to move our longer term development projects forward.

          Clinical and regulatory expense for the second quarter of 2010 totaled $888,000, or 5% of revenue, compared to $767,000, or 4% of revenue, for the second quarter of 2009. Clinical and regulatory expense for the six month period ending June 30, 2010 totaled $1,595,000, or 4% of revenue, compared to $1,379,000, or 4% of revenue, for the six month period ending June 30, 2009. Clinical and regulatory expenses fluctuate due to the timing of clinical studies and the number of new products coming through the regulatory system. We expect clinical and regulatory expenses to be approximately 4% to 5% of revenue for the remainder of 2010.

          Sales and marketing expense for the second quarter of 2010 totaled $5,910,000, or 30% of revenue, compared to $5,307,000, or 31% of revenue, for the second quarter of 2009. Sales and marketing expense for the six month period ending June 30, 2010 totaled $11,513,000, or 31% of revenue, compared to $10,560,000, or 32% of revenue, for the six month period ending June 30, 2009. The decline in sales and marketing expenses as a percentage of revenue primarily resulted from maintaining our direct sales force at between 85 and 90 full-time employees while continuing to grow revenue. We expect to maintain the same relative size of our direct sales force through-out 2010. As a result, we expect our sales and marketing expenses will continue to decline as a percentage of revenue to between 27% and 29% of revenue by the end of 2010.

          General and administrative expense for the second quarter of 2010 totaled $1,405,000, or 7% of revenue, compared to $1,104,000, or 6% of revenue, for the second quarter of 2009. General and administrative expense for the six month period ending June 30, 2010 totaled $2,712,000, or 7% of revenue, compared to $2,223,000, or 7% of revenue, for the six month period ending June 30, 2009. General and administrative expenses have remained relatively flat as percent of total revenue. We expect general and administrative expenses to be approximately 6% to 7% of revenue for the remainder of 2010.

          Litigation income for the six months ended June 30, 2010 was $3,529,000, or 9% of revenue. The litigation income resulted from an award of damages the Company received in the first quarter of 2010 in the Marine Polymer Technologies, Inc. litigation. For a complete discussion of litigation matters, see Note 8 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

          Amortization of purchased technology and other intangibles was $59,000 for the three and six months ended June 30, 2010. The amortization resulted from our purchase of the Escalon SMARTNEEDLE and pdACCESS products in April 2010. As part of the asset purchase, we allocated $3,250,000 to purchased technology and other intangibles that are being amortized over a period of 9 – 10 years.

          Interest income decreased to $10,000 and $20,000 for the second quarter and six month period ending June 30, 2010 compared to $14,000 and $37,000 for the second quarter and six month period ending June 30, 2009. The decrease in interest income was primarily the result of lower interest rates being paid on our deposit funds held at the bank.

          Interest expense decreased to $5,000 and $10,000 for the second quarter and six month period ending June 30, 2010 compared to $11,000 and $20,000 for the second quarter and six month period ending June 30, 2009. The decrease in interest expense was the result of timing of banking charges as we switched banks in the first quarter of 2010.

          Foreign exchange loss was $35,000 for the quarter ending June 30, 2010 compared to a foreign exchange gain of $7,000 for the quarter ending June 30, 2009. Foreign exchange loss was $58,000 for the six months ended June 30, 2010 compared to $5,000 for the six months ended June 30, 2009. Sales to one of our distributors are denominated in Euros and we purchase a small number of inventory items at prices denominated in Euros. As a result, we are exposed to foreign exchange movements during the time between the shipment of the product and payment. The increase in foreign exchange losses was the result of the weakening of the Euro against the U.S. Dollar in the second quarter of 2010.

          Income tax expense increased to $931,000 and $3,027,000 for the three month and six month periods ending June 30, 2010 on income before tax of $2,406,000 and $7,968,000 resulting in an effective income tax rate of 38%. The difference between the effective tax rate of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes. For the three and six months ended June 30, 2009, income tax expense was $871,000 and $1,448,000 on income before tax of $2,257,000 and $3,772,000, resulting in an effective income tax rate of 38%.

Liquidity and Capital Resources

          Our cash and cash equivalents totaled $18,227,000 at June 30, 2010 compared to $17,794,000 in cash and cash equivalents at December 31, 2009, an increase of $433,000. Our cash equivalents are invested in a money market fund invested in all types of high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations. The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

          Cash provided by operations. We generated $7,010,000 of cash from operations for the six months ended June 30, 2010. The cash generated in the six months ended June 30, 2010 primarily resulted from our income before taxes of $7,968,000 since essentially all of our income taxes are offset by our deferred tax assets. During the first half of 2010 we increased the safety stock levels for a number of our products, which increased our inventory by $3,329,000 from December 31, 2009. At June 30, 2010 we had reached our desired safety stock levels, and therefore we expect our inventory to increase at our sales growth rate for the remainder of 2010.

          Cash used for investing activities. We used $6,307,000 of cash in investing activities for the six months ended June 30, 2010. We incurred capital expenditures of $1,307,000 relating to purchasing additional manufacturing equipment, expanding our clean room manufacturing area and purchasing additional research and development equipment. We also used $5,000,000 of cash in the purchase of the SMARTNEEDLE and pdACCESS products from Escalon.

          Cash provided by financing activities. We used $270,000 of cash in financing activities for the six months ended June 30, 2010. We used $1,153,000 of cash to repurchase 123,309 common shares on the open market under our stock repurchase plan, and we used $387,000 of cash to repurchase 48,212 shares that vested under outstanding restricted stock awards to satisfy income tax withholding obligations These purchases were offset by our receipt of $426,000 for purchases of common stock pursuant to our Employee Stock Purchase Plan and $844,000 upon the exercise of outstanding stock options.

          We have a $10 million revolving line of credit with US Bank, which has a 12-month term, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest on all of our assets. As of June 30, 2010, we were in compliance with the bank covenant and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

          We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future. We currently believe that our working capital of $37.4 million at June 30, 2010 will be sufficient to meet all of our operating and capital requirements for the foreseeable future. However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

Off-Balance Sheet Arrangements

          We did not have any off-balance sheet arrangements as of June 30, 2010.

Contractual Obligations

          The following table summarizes our contractual cash commitments as of June 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$4,306,000	$785,000	$1,628,000	$1,683,000	$210,000

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

          We distribute certain products on behalf of certain U.S. and international manufacturers. We pay for all distributed products in United States dollars, with the exception of one distributor located in Europe, where purchases are denominated in Euros.

          We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature. A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $20,000 in the amount of United States dollars we receive in payment on accounts receivable from our German distributor Nicolai, GmbH. In addition, we have made advances to a European supplier of one of our distributed products, Zerusa Ltd., for future product deliveries. A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $16,000 in the amount of United States dollars we recognize as exchange rate gains or losses from Zerusa. Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

          We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates. Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR. We will thus be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise. As we had no amounts outstanding on the line of credit at June 30, 2010, we have no exposure to interest rate changes on this credit facility. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. Additionally, we will be exposed to declines in the interest rates paid on deposited funds. A 0.1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $18,000 on an annual basis.

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

          During the fiscal quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

          The legal proceedings for the Marine Polymer Technologies, Inc. litigation and AngioDynamics, Inc. litigation as described in Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated into this Item 1 of Part II by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2010	38,277	$9.63	38,277	895,616
May 1 – 31, 2010	18,925	$10.04	18,925	876,691
June 1 – 30, 2010	—	—	—	876,691

(1) On January 29, 2010, our Board of Directors approved a Common Stock Repurchase Plan (the “Repurchase Plan”), whereby we have the option to repurchase up to a maximum of 1,000,000 shares of our common stock on the open market at the current market price. The Repurchase Plan expires on December 31, 2010.

Item 3.	Defaults Upon Senior Securities

          None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Amended and Restated Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 of Vascular Solutions’ Form 8-K dated October 19, 2007).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.1	Asset Purchase Agreement dated April 30, 2010 by and between Vascular Solutions and Escalon Vascular Access, Inc.
10.2	Asset Purchase Agreement dated April 30, 2010 by and between Vascular Solutions and Escalon Vascular IP Holdings, Inc.
10.3	Manufacturing and Supply Agreement dated April 30, 2010 by and between Vascular Solutions and Escalon Vascular Access, Inc.
10.4	Guarantee dated April 30, 2010, delivered by Escalon Medical Corp. for the benefit of Vascular Solutions, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.

Date: July 22, 2010	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)