Form 10-K
period 2010-12-31
VASCULAR SOLUTIONS INC
filed 2011-02-01
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
     (Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission file number: 0-27605
_____________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
_____________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2010 was $201,774,600.

As of January 28, 2011, the number of shares outstanding of the registrant’s common stock was 16,897,052.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on April 22, 2011 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

Vascular Solutions, Inc. (we, us or Vascular) is focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide.   As a vertically-integrated medical device company, we generate ideas, create new minimally invasive medical devices, and then deliver these products to physicians through our direct domestic sales force and our international distribution network.  Our broad offering of innovative products is divided into three product categories:

•
Catheter products, principally consisting of catheters used in minimally invasive medical procedures for the diagnosis or treatment of vascular conditions, such as the Pronto® extraction catheters used in treating acute myocardial infarction, and also including products used in connection with gaining percutaneous access to the vasculature to perform minimally invasive procedures, such as micro-introducer kits;

•
Hemostat (blood clotting) products, principally consisting of the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets; and

•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser console and procedure kit used for the treatment of varicose veins.

History

We were incorporated in the state of Minnesota in December 1996, and began operations in February 1997.  In 2000 we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures.  We completed our initial public offering in 2000 by raising net proceeds of approximately $44.0 million at an offering price of $12.00 per share.  In 2001, we made the strategic decision to develop additional products and to de-emphasize our Duett product.  We have grown from net revenue of $6.2 million in 2000 solely from sales of our Duett product to net revenue of $78.4 million in 2010 from sales of over 50 products we have developed and launched since 2002.  This increase in revenue represents a compound annual growth rate of 29% and is driven by our commitment to the development and launch of multiple new devices to diagnose and treat vascular conditions.

Interventional Cardiology and Interventional Radiology Industry Background

An estimated 80 million Americans have one or more types of cardiovascular disease—diseases of the heart and blood vessels.  Cardiovascular disease is the number one cause of death in the United States and is replacing infectious disease as the world’s pre-eminent health risk.  Advances in medicine have enabled physicians to perform an increasing number of diagnostic and therapeutic treatments of cardiovascular disease using minimally invasive methods, such as catheters placed inside the arteries, instead of highly invasive open surgery.  Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat diseases of the coronary and peripheral arteries. Based on industry statistics, we estimate that cardiologists and radiologists performed over nine million diagnostic and interventional catheterization procedures worldwide in 2010.  The number of catheterization procedures performed is expected to continue to grow as the incidence of cardiovascular disease continues to increase and the diagnosis and treatment of cardiovascular disease expands worldwide.  The worldwide market for interventional medical devices in 2010 exceeded $5 billion.

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

The interventional medical device industry is characterized by intense competition, rapidly-evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•
The future regulatory approval of newly-developed products.  Any new products that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before they can be sold.  The requirements for obtaining product approval have undergone change, and the FDA has proposed additional changes to the product approval process in 2011.  We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•
Successfully integrating acquired products into our existing operations.  The acquisition of products complementary to our existing product portfolio and customer call point provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.  In April 2010 we acquired the SmartNeedle® and pdACCESS needle access products from Escalon Vascular Access, Inc. (Escalon) (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2010) and integrated those products into our operations.   In October 2010, we acquired the snare and retrieval products from Radius Medical Technologies, Inc. (Radius) (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2010) and are in the process of integrating those products into our manufacturing operations.

•
Managing intellectual property.  The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas.  To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue.  While we are not currently involved in any intellectual property litigation, we have been so in the recent past (See “Legal Proceedings” in Item 3 of Part I of this Annual Report on Form 10-K for the year ended December 31, 2010).  Managing intellectual property assets and claims is a significant challenge for our business.

Products

Our product offerings are divided into three categories:  catheter products, hemostat products and vein products.  The competitive advantages of our products are enhanced by the experience of our direct U.S. sales employees and international independent distributors, the experience of our management team, and our dedication to bringing “clinically unique” solutions in the markets we serve worldwide.

For information about our revenue, profits or losses and total assets, see our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2010.

Catheter Products

Our catheter products consist of a variety of devices used to gain access, diagnose and treat vascular conditions during minimally invasive catheterization procedures.

Our highest selling catheter products are our Pronto catheters, which consist of a catheter with a proprietary distal tip and large extraction lumen that can be delivered into arteries to mechanically remove blood clots using simple vacuum suction.  The original Pronto extraction catheter was developed by Dr. Pedro Silva of Milan, Italy, who exclusively licensed the design to us in 2002.  We received CE mark approval and commenced international sales of the Pronto in August 2003, and received FDA clearance in December 2003 and commenced sales in the United States in early 2004.  In the fourth quarter of 2005 we launched the third generation design of the Pronto, named the Pronto V3.  The V3 version of the Pronto resulted in a substantial increase in Pronto sales in 2006.  We believe that the market size for the removal of soft thrombus is greater than $100 million per year worldwide.

In addition to the Pronto V3, we have developed and launched four additional versions of extraction catheters -- the Pronto-Short, Pronto 035, Pronto LP and QXT®.  The Pronto-Short is a shorter and larger version designed for use in clotted dialysis grafts that was launched in August 2005.  The Pronto 035 is a much larger version designed for use in large vessels that was launched in August 2007.  The Pronto LP is a low profile version designed for use in smaller vessels that was launched in January 2008.  The QXT is a low-cost version designed to be sold in certain international markets and was launched in March 2008.

At the end of the third quarter of 2004 we received regulatory clearance in the United States for the Langston® dual lumen pigtail catheter.  The Langston catheter is used for the measurement of intravascular pressure gradients, primarily measured to diagnose aortic valve stenosis.  We believe our Langston catheter is the only dual lumen pigtail catheter on the U.S. market that is designed specifically for this clinical purpose. We believe the U.S. market opportunity for the Langston catheter product line is $10 million per year.

        During 2006 we launched the Twin-Pass® dual access catheter.  The Twin-Pass is a two lumen catheter designed to be used in conjunction with steerable guidewires to access discrete regions of the coronary and peripheral arterial vasculature and for use during procedures utilizing two guidewires.  We believe the Twin-Pass addresses a market opportunity of $5 million per year.

In July of 2007 we launched the Gopher® catheter.  The Gopher catheter is designed to assist in the passage of interventional devices through arterial lesions by utilizing a unique rotational force.  In August 2009 we launched our new version of this catheter, referred to as the Gopher Gold catheter.  We believe the market opportunity of the Gopher is in excess of $2 million per year.

In January 2009 we launched the Minnie® support catheter.  The Minnie support catheter is designed to provide guidewire support and exchange during complex interventions.  We believe the current market size for support catheters is greater than $15 million per year.

In November 2009 we launched the GuideLiner® catheter.  The GuideLiner catheter is a unique coaxial “mother and child” guide extension with rapid exchange convenience that enables deep seating, guide back-up support and selective intubation in challenging coronary interventions.  We believe the market opportunity of the GuideLiner is in excess of $30 million per year.

In July 2003 we launched a variety of products used to gain percutaneous access to the vasculature for performing arterial and venous catheterization procedures.  These products include a full line of micro-introducer kits and a variety of specialty guidewires.

During 2007 we entered into an agreement with Zerusa Limited (Zerusa) to act as the exclusive U.S. distributor of Zerusa’s Guardian® hemostatic valve.  The Guardian hemostatic valve is a valve used in catheterization procedures to allow the placement of multiple devices simultaneously in the artery with a unique push-button operation that is designed to minimize blood loss.  In November 2009 we began distribution of a second generation version called the Guardian II hemostatic valve.  In January 2011 we acquired substantially all of the assets of Zerusa, including the Guardian hemostasis valves.

During 2008 we entered into an agreement with Radius Medical, Ltd. to distribute their Micro Elite™ and Expro Elite™ Snares within the United States.  The Elite snares feature a highly torqueable shaft design for control and maneuverability when accessing distal targets.  In October 2010 we acquired the entire snare and retrieval product line from Radius.  We believe the market opportunity for snares within interventional cardiology and radiology is in excess of $35 million per year.

In April 2010 we acquired the SmartNeedle and pdACCESS Doppler guided needle products from Escalon.  The SmartNeedle and pdACCESS products consist of a hand-held monitor and one-time use needles designed to provide auditory ultrasound guided access to arteries and veins during catheterization procedures.

In November 2010, we entered into an agreement with Shepherd Scientific to distribute the Angio Assist™ Docking Station and the Teirstein Edge™ Device Organizer.  The Angio Assist is an easy-to-use docking station that facilitates the introduction of guidewires into interventional devices.  The Teirstein Edge is a device organizer designed to neatly organize guidewires and catheters during interventional procedures.

During the second quarter of 2002 we acquired the Acolysis® ultrasound thrombolysis system.  The Acolysis system uses ultrasound energy generated by the Acolysis controller that is delivered by the disposable Acolysis probe to lyse blood clots and plaque within the artery.  The Acolysis controller and probes are sold only in international markets, where they have been sold principally for the treatment of peripheral vascular disease.

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

We completed a 376-patient, five center randomized clinical study that demonstrated a 50% reduction in the median time-to-hemostasis when using the D-Stat Dry bandage compared to simple manual compression.  In the third quarter of 2006 we received FDA clearance of our claim that the D-Stat Dry reduces the time-to-hemostasis in diagnostic catheterizations.  In the first quarter of 2008 we received FDA clearance and began selling two new versions of the original D-Stat Dry bandage.  The first new version, the D-Stat Dry Clear hemostatic bandage, is packaged with a clear bandage which allows for better visibility of the site while the bandage is in place.  The second new version, Thrombix®, uses a lower cost manufacturing process which offers price flexibility within the product line.  In the first quarter of 2009 we received FDA clearance and began selling a new version of the original D-Stat Dry bandage.  This new product, the D-Stat Dry Wrap hemostatic bandage, contains a pre-cut specifically designed for the control of bleeding around indwelling lines.  We believe that the market for hemostat pads following catheterization procedures has grown substantially since the first competitive patch was introduced in 2000, with a market size greater than $50 million in 2010.

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

At the end of the first quarter of 2004 we received regulatory clearance in the United States for the Thrombi-Pad® trauma bandage.  The Thrombi-Pad trauma bandage is a larger-sized version of our D-Stat Dry designed for use in trauma indications, does not require mixing or special storage requirements and can be quickly applied to even severely bleeding wounds.  During the second quarter of 2005 we received regulatory clearance in the United States for the Thrombi-Gel® hemostatic foam.  The Thrombi-Gel hemostatic product contains a gelatin foam pad (instead of the non-resorbable gauze pad in the D-Stat Dry) to provide a unique, premixed, sterile, gelatin/thrombin hemostat.  An additional version of the Thrombi-Gel in development is the Thrombi-Paste™, which adds a liquid to make a thick thrombin-based gel.  Because the Thrombi-Pad, Thrombi-Gel and Thrombi-Paste products are utilized outside of our core market of interventional procedures, we have licensed the distribution of these products to King Pharmaceuticals, Inc., as described under “Agreements with King Pharmaceuticals, Inc.” below.

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

The first product we launched in our vein product line was our Vari-Lase procedure kit in July 2003 in the United States.  Our Vari-Lase procedure kit is custom-designed for the endovenous procedure, with features supporting ease-of-use and safety, and is compatible with many of the competitive laser consoles used in this procedure.  In December 2003, we received FDA clearance for our Vari-Lase laser console, which is manufactured to our specifications by MedArt, a leading Denmark-based medical laser manufacturer.  Since 2004 we have continued our expansion by adding several accessory items to our vein product line.  In April 2007 we launched the Vari-Lase Bright Tip™ fiber which utilizes a ceramic sleeve to the distal tip of the laser fiber to provide improved ultrasound visibility and prevent contact between the energy-transmitting fiber tip and the vein wall during the application of laser energy.  In January 2010 we launched a new 15 Watt version of our Vari-Lase laser console.

The amount of total revenue contributed by each of our product lines and by geographic areas for the last three fiscal years is set forth in Notes 2 and 11 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2010.

Agreements with King Pharmaceuticals, Inc.

In January 2007, we entered into three agreements with King Pharmaceuticals, Inc. (King), consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement.

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

Under the terms of the License Agreement, we granted to King an exclusive, royalty-free, fully-paid up, perpetual, worldwide right and license to all of our patents and know-how relating to the development, manufacture, use, sale, importation or other exploitation of our Thrombi-Pad trauma bandage, Thrombi-Gel hemostats, Thrombi-Paste hemostat (collectively, the “Products”) and all future medical devices having application in the Field (as defined below) and intended to produce hemostasis by accelerating the clotting process of blood (a “hemostat device”).  The “Field” is defined as all applications of hemostat devices in all areas other than catheterization laboratories (cardiac and peripheral), electrophysiology laboratories and holding and recovery rooms for such laboratories.  Upon execution of the License Agreement, King paid us a one-time payment of $6.0 million.  No other payments are due from King to us under the License Agreement.  The term of the License Agreement commenced on January 9, 2007 and continues until the later of the expiration of each licensed patent or King’s relinquishment of its license rights under the licensed know-how.

Under the terms of the Device Supply Agreement, we agreed to manufacture and supply the Products to King and King agreed to purchase the Products from us for King’s exclusive commercialization, distribution, sale and use of the Products in the Field.  King does not have any minimum purchase obligations under the Device Supply Agreement.  The Device Supply Agreement does not limit our ability to manufacture the Products for our own commercialization, distribution, sale and use outside of the Field.  The transfer prices are fixed for each Product under the Device Supply Agreement and are adjusted for cost and inflation increases according to a market index.  Upon the first commercial sale by King of a Thrombi-Gel hemostat (which occurred in May 2007), King made a one-time, non-refundable milestone payment to us of $1.0 million.  Upon the first commercial sale by King of a Thrombi-Paste hemostat product, King will be required to make another one-time, non-refundable milestone payment to us of $1.0 million.  As directed by King, we have discontinued the regulatory work necessary to obtain surgical approvals for the Thrombi-Gel and Thrombin-Paste products until further notice.  King has agreed to reimburse us for our expenses to-date.  If, after undertaking and completing the development and regulatory plans with respect to the Thrombi-Gel and Thrombi-Paste products, such development and regulatory efforts have not resulted in regulatory approval for surgical use, we have agreed to make a one-time, non-creditable, non-refundable payment of $2.5 million to King for both the Thrombi-Gel products and Thrombi-Paste products if they are not approved by the FDA for surgical use.  We believe the probability of making these one-time payments to King is remote.  Under the Device Supply Agreement, King also has certain rights of first refusal with respect to any hemostatic devices for use in the Field that we may develop on our own or at the request of King.  The Device Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including termination by King without cause anytime after the third anniversary of its execution upon two years prior written notice to us.

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

Business Strategy

Our primary objective is to establish ourselves as a leading supplier of clinically superior medical devices for substantial, unique opportunities within interventional medicine. The key steps in achieving our primary objective are the following:

•
Maintain and Improve our Clinically-Oriented Direct Sales Force in the United States.  During 2000 we commenced sales of our products in the United States through a direct sales force of clinically trained account managers who sell and train interventional cardiologists, radiologists and catheterization laboratory personnel on the use of our products.  As our product lines have increased, we have increased the size of our sales force to 95 at the end of 2010, which provides substantially complete geographic coverage of the United States.

•
Expand our Existing Products to Our Existing Market.  Starting in 2003 we have launched multiple new products in the United States through our direct sales force to our existing markets.  Pursuing this multiple product strategy has generated material sales growth, and we believe that each of our current product lines has the potential to generate continued sales growth during 2011 and beyond.

•
Develop New Devices to be Sold Through our Direct Sales Force to our Existing Customers.  We intend to continue to leverage our direct sales force by bringing additional products to the interventional physician.

•
Acquire Additional Products to be Sold Through our Direct Sales Force to our Existing Customers.  We intend to continue to leverage our direct sales force by bringing additional products to the interventional physician through acquisitions.  Over the past year we have acquired products from Escalon, Radius and Zerusa (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2010).  We expect to continue to acquire complementary products and to enter into distribution agreements for the distribution of other companies’ products through our direct U.S. sales force.

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

Sales, Marketing and Distribution

In 2000 we commenced sales of our Duett sealing device in the United States through our direct sales organization. As of December 31, 2010, our worldwide sales force consisted of 95 employees all of whom sell our entire line of products.  We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force.

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

New Product Development

Our growth depends in large part on the continuous introduction of new and innovative products, together with ongoing enhancements to our existing products, through internal product development, technology licensing and strategic alliances. We recognize the importance of, and intend to continue to make investments in, research and development. We incurred expenses of $9,524,000 in 2010, $7,847,000 in 2009, and $6,333,000 in 2008 for research and development activities, which constituted 12%, 11% and 10%, respectively, of net sales. R&D activities include research, product development and intellectual property. We expect that our R&D expenditures will be approximately 10 to 12% of net sales in 2011.

Our research and product development group works closely with our sales force to incorporate customer feedback into our development and design process. We believe that we have a reputation within interventional cardiology and interventional radiology as a good partner for product development because of our tradition of close physician collaboration, dedicated market focus, responsiveness and execution capabilities for product development and commercialization.

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

Manufacturing

We manufacture our products in our facilities located in the suburbs of Minneapolis, Minnesota.  The catheter manufacturing and packaging processes occur under a controlled clean room environment.  Our quality system, manufacturing facilities and processes have been certified to be compliant with the European Medical Device Directive 93/42/EEC, ISO 3485:2003, the Canadian Medical Device Regulations SOR/98-282, and FDA Quality System Regulations.

We purchase components from various suppliers and rely on single sources for several parts of our products.  We purchase our United States product requirements for thrombin (a component in the Duett and in all of the D-Stat products) under the Thrombin-JMI® Supply Agreement with King.  We purchase our International product requirements for thrombin under a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc.  To date, we have not experienced any significant adverse effects resulting from shortages of components.

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

Competition

We encounter significant competition across our product lines and in each market in which our products are sold. These markets are characterized by rapid change resulting from technological advances and scientific discoveries. We face competitors ranging from large manufacturers with multiple business lines to small manufacturers that offer a limited selection of products.

Our primary competitors include: Medtronic Inc., Abbott Laboratories, Johnson & Johnson, Boston Scientific Corporation, Covidien (VNUS and EV3), Merit Medical, Marine Polymer Technologies, Inc., Hemcon Medical Technologies, Inc., Cook® Medical, MedRad, Inc., Spectranetics Corporation, AngioDynamics Inc., biolitec, Dornier MedTech, and CoolTouch.

Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales and personnel resources than we do. Competitors may also have greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing such products. Additionally, competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization before us, any of which could materially adversely affect us.  We compete on the basis of our clinically differentiated products and focused opportunities within this interventional medical device market.

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

Our remaining products generally are classified as Class II products and therefore require clearance of a 510(k) notification by the FDA prior to being sold in the United States.  Each of the devices within these product lines was subject to a 510(k) notification which was determined to be “substantially equivalent” to a legally marketed predicate device by the FDA, thereby allowing commercial marketing in the United States.  In some instances we are able to launch a next generation product without a formal 510(k) notification filing.  The FDA is proposing to make several changes in the 510(k) notification process in 2011.

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

International

The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives.  As part of the CE mark compliance, manufacturers are required to comply with the European quality systems standards.  We received the CE mark approval for our first product and certification of our quality system in July 1998, and we have subsequently received the CE mark approval for other products we distribute in the European Union.

Our hemostatic products contain bovine-derived thrombin and are subject to additional regulatory review within the European Union to minimize the risk of exposure to viral and Bovine Spongiform Encephalopathy (BSE) pathogens.  The regulations in this area continue to evolve and our products may be subject to additional regulatory scrutiny in the future.

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

Patents and Intellectual Property

We file patent applications to protect technology, inventions and improvements that are significant to the development of our business, and use trade secrets and trademarks to protect other areas of our business.  We currently have 11 U.S. patents issued and 14 additional patents pending concerning our Duett sealing device, Pronto catheter, Langston dual lumen pigtail catheter, D-Stat Dry, the Vari-Lase product line, GuideLiner catheter and other products.  We also have pursued international patent applications.

The interventional medical device market in general, and the endovenous laser therapy field in particular, are characterized by frequent and substantial intellectual property litigation.  Currently, we are not involved in any patent litigation; however, we have been involved in litigation that was completed in 2010 (See “Legal Proceedings” in Item 3 of Part I of this Annual Report on Form 10-K for the year ended December 31, 2010.).  The interpretation of patents involves complex and evolving legal and factual questions.  Intellectual property litigation in recent years has proven to be complex and expensive, and the outcome of such litigation is difficult to predict.

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

We also register the trademarks and trade names through which we conduct our business.  To date, we have registered and use the trademarks “Acolysis®,” “Acolysis System®,” “Acolysis System Therapeutic Ultrasound Thrombolysis®,” “Auto-Fill®,” “D-Stat®,” “Gandras®,” “Gopher®,” “GrebSet®,” “GuideLiner®,” “Langston®,” “Minnie®,” “Muskie®,” “Piggyback®,” “Pronto®,” “QXT Extraction Catheter®,” “Sealix®,” “Skyway®,” “SmartNeedle®,” “Thrombix®,” “Thrombi-Gel®,” “Trespass®,” “Twin-Pass®,” “Vari-Lase®,” and “WireFiber®,” and we use the following trademarks “Amplatz SST™,” “Axis™,” “Bennelli™,” “Bright Tip™,” “Cohen™,” “Drainer™,” “Drain-Edge™,” “Expro Elite™,” “Gator™,” “Hunter™,” “InnerChange™,” “Jiffy™,” “MagneSeal™,” “Max-Support™,” “MICRO Elite™,” “OptiSeal™,” “Rad-Band™,” “SuperCross™,” “VSI Select™,” “VSI StraitSet™,” “VSI Tru-Torque™,” “Duett™,” and the Duett stylized logo.  We acquired the registered trademark “Acolysis” in connection with our acquisition of the Acolysis therapeutic ultrasound business in 2002.  We acquired the registered trademark “SmartNeedle” in connection with our acquisition of the SmartNeedle and pdAccess products in April 2010.  We acquired the unregistered trademarks “Expro Elite,” “MICRO Elite” and “OptiSeal” in connection with our acquisition of the snare and retrieval products in October 2010.  U.S. trademark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

Employees

As of December 31, 2010, we had 296 full-time employees.  Of these employees, 81 were in manufacturing activities, 125 were in sales and marketing activities, 32 were in research and development activities, 38 were in regulatory, quality assurance and clinical research activities and 20 were in general and administrative functions.  We have never had a work stoppage and none of our employees are covered by collective bargaining agreements.  We believe our employee relations are good.  We are an Equal Opportunity Employer.

Executive Officers of the Registrant

Our executive officers as of January 31, 2011 are as follows:

Name	Age	Position
Howard Root	50	Chief Executive Officer and Director
James Hennen	38	Chief Financial Officer, Senior Vice President of Finance and Corporate Secretary
Charmaine Sutton	51	Senior Vice President of Operations
William Rutstein	58	Senior Vice President of Sales
Jonathan Hammond	43	Vice President of Manufacturing
Brett Demchuk	47	Vice President of Quality
Susan Christian	42	Vice President of Sales Operations
Carrie Powers	36	Vice President of Marketing

Howard Root has served as Chief Executive Officer and a member of our Board of Directors since he co-founded Vascular Solutions in February 1997.  From 1990 to 1995, Mr. Root was employed by ATS Medical, Inc., a mechanical heart valve company, most recently as Vice President and General Counsel.  Prior to joining ATS Medical, Mr. Root practiced corporate law, specializing in representing emerging growth companies, at the law firm of Dorsey & Whitney LLP for over five years.  Mr. Root is a member of the Board of Directors of the Medical Device Manufacturers Association (MDMA).

James Hennen has served as our Chief Financial Officer since January 2004.  Mr. Hennen served as our Controller & Director of Finance from February 2002 through December 2003.  Prior to joining us, Mr. Hennen served in various accounting positions, most recently as International Controller with WAM!NET, Inc., a globally networked information technology company for media transfer, where he worked from December 1997 through February 2002.  From October 1995 through December 1997, Mr. Hennen was an auditor for Ernst & Young, LLP.  Mr. Hennen is a Certified Public Accountant (inactive).

Charmaine Sutton has served as our Senior Vice President of Operations since March 2010.  Ms. Sutton previously served on our Board of Directors from July 2007 to March 2010.  Ms. Sutton is an expert in regulatory strategies for gaining market authorization of Class II and III devices and diagnostics, and in the development, implementation, troubleshooting and improvement of ISO 13485 and FDA QSR quality systems.  Starting in 1991, Ms. Sutton was principal consultant and co-founder of The Tamarack Group, an association of consultants assisting developers and manufacturers of medical devices, diagnostics, pharmaceuticals, biologics and combination products with regulatory and quality system activities.  Prior to co-founding The Tamarack Group, Ms. Sutton held Director and VP level Engineering, Regulatory, Quality and Clinical positions in start-up companies, and was a research scientist in the laser fusion program at Lawrence Livermore National Laboratory.  Ms. Sutton is an adjunct instructor for the Regulatory Affairs and Services graduate program at St. Cloud State University.

Bill Rutstein has served as our Senior Vice President of Sales since June 2010.  Mr. Rutstein previously served as our Vice President of International Sales starting in October 2008, Senior Director of International Sales starting in January 2008, and Director of International Sales upon joining Vascular Solutions in August 1999.  Prior to joining us, Mr. Rutstein was the Business Unit Director for the cardiosurgery division of Minntech Corporation, a medical device company, from April 1997 to July 1999.  From November 1988 to March 1997, Mr. Rutstein worked for Daig Corporation (a St. Jude Medical Company), a medical device company specializing in cardiology and electrophysiology catheters, where he served as Regional Sales Manager, National Sales Manager, OEM Sales Manager and International Sales Manager.

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

Brett Demchuk has served as our Vice President of Quality since July 2007.  Prior to joining us,
Mr. Demchuk worked at ATS Medical, Inc. where he was Senior Director of Operations from 1998 to July 2007 and Quality Manager from 1992 to 1998.  Prior to ATS Medical, Mr. Demchuk held quality assurance engineering positions at Orthomet and GV Medical.

Susan Christian has served as our Vice President of Sales Operations since October 2008.  Ms. Christian previously served as our Senior Director of Sales Operations and Director of Sales Administration upon joining the company in September 2006.  Prior to joining us, Ms. Christian served as the Senior Vice President of Finance & Operations of Tad Ware & Company, Inc., a marketing communications agency, where she worked from April 1992 to September 2006.  From August 1990 through March 1992, Ms. Christian was a Tax Accountant for Arthur Anderson & Co.  Ms. Christian is a Certified Public Accountant (inactive).

Carrie Powers has served as our Vice President of Marketing since July 2009.  Ms. Powers previously served as our Senior Director of Product Management and Training from July 2008 to June 2009, Director of Training from March 2007 to July 2008, Product Manager for the Hemostasis Product Line from July 2006 to March 2007 and began her employment with us as an Associate Product Manager for the Hemostasis Product Line from January 2006 to July 2006.  Prior to joining us, Ms. Powers was employed by St. Mary’s Hospital in Madison, Wisconsin from 2002 to 2006, most recently as a Registered Nurse in the Interventional Cardiac Catheterization Lab.

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

From 1997 to 2007 we incurred net losses primarily from costs relating to the development and commercialization of our new products.  At December 31, 2010, we had an accumulated deficit of $27.0 million.  We believe that we have achieved a level of consistent profitability from our continuing operations; however, there is no assurance that this will continue, and we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We may face litigation claims which could prevent us from manufacturing and selling our products or result in our incurring substantial costs and liabilities.

The interventional medical device industry is characterized by numerous patent filings and frequent and substantial intellectual property litigation.  Companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage.  Intellectual property litigation has proven to be very complex, and the outcome of such litigation is difficult to predict.  While we are not currently involved in any intellectual property litigation and we do not believe that any of our products infringe any existing patent, it is highly likely that we will continue to become subject to intellectual property claims with respect to our new or existing products.

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

The ongoing introduction of new products that affect our overall product mix make the prediction of future operating results difficult.  You should not rely on our past revenue growth as any indication of future growth rates or operating results.  The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors.  Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

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

The manufacture and sale of medical products entails significant risk of product liability claims. Any product liability claims, with or without merit, could result in costly litigation, reduced sales, cause us to incur significant liabilities and divert our management’s time, attention and resources.  We cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all.

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

Compliance with the regulations of these agencies may delay or prevent us from introducing any new model of our existing products or other new products.  The FDA has proposed changes to the 510(k) clearance process that may be adopted in 2011.  Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our offices are located in two buildings totaling approximately 106,000 square feet of leased space in two suburbs of Minneapolis, Minnesota (Maple Grove and Plymouth).  These facilities include approximately 24,000 square feet used for manufacturing activities and approximately 6,000 square feet used for research and laboratory activities, with the remainder used for warehouse and general office space.  On October 15, 2010, we amended and replaced both lease agreements with a consolidated lease agreement to add an additional 12,000 square feet, with additional renewal options.

ITEM 3.  LEGAL PROCEEDINGS

On May 11, 2005 we initiated a lawsuit for product disparagement and false advertising against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer).  In the lawsuit, we alleged that Marine Polymer made defamatory and disparaging statements concerning our D-Stat Dry hemostatic bandage.  We sought relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage our products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees.  Marine Polymer brought a counter-claim against us including, among other claims, business defamation and product disparagement for statements allegedly made by us concerning Marine Polymer’s SyvekPatch®.  Marine Polymer sought relief in the form of monetary damages, costs, disbursements and attorneys’ fees.  The trial commenced on March 24, 2008 in the U.S. District Court for the District of Massachusetts.  At the conclusion of the trial on April 7, 2008 the jury returned a verdict in our favor and against Marine Polymer for product disparagement concerning statements made regarding the safety of our D-Stat Dry hemostat product.  In its verdict, the jury found that Marine Polymer’s statements were false and disparaged the D-Stat Dry product and awarded us $4,500,000 in monetary damages.  The jury rejected Marine Polymer’s counterclaims in their entirety.  Following post trial motions, on June 30, 2008, the Court upheld the jury verdict, granted our request for a permanent injunction against Marine Polymer for the statements that the jury found were false, and added prejudgment interest on the jury verdict award in the amount of $592,000.

On July 14, 2008, Marine Polymer filed a Notice of Appeal with the U.S. First Circuit Court of Appeals seeking to overturn the monetary damages and injunction issued against them.  On December 23, 2009, the U.S. First Circuit Court of Appeals affirmed the judgment against Marine Polymer for product disparagement.  As a result, the permanent injunction issued at the conclusion of the trial remains in effect, prohibiting Marine Polymer and its representatives from making, publishing or disseminating certain disparaging statements concerning the safety of our D-Stat products.  Addressing the jury’s award of $4.5 million in damages, the Court determined that, due to differences in opinion among the judges, we could either accept a $2.7 million award of damages, plus interest, or insist upon a new trial limited to the issue of determining the reasonable amount of damages.  We accepted the $2.7 million award of damages plus interest, and received $3.56 million from Marine Polymer on January 22, 2010.  This was recorded as a litigation gain in the first quarter of 2010.

On July 29, 2009 AngioDynamics, Inc. (AngioDynamics) filed a lawsuit against us in the U.S. District Court for the District of Delaware, alleging that we infringed U.S. Patent No. 7,273,478 and U.S. Patent No. 7,559,329.  Specifically, AngioDynamics alleged that doctors using our Bright Tip fibers and procedure kits are using the methods claimed in those patents, and accused us of inducing and contributing to infringement. On December 1, 2009 we filed our answer, a counterclaim, and a separate motion to transfer the litigation to the U.S. District Court for the District of Minnesota.  On July 30, 2010 the U.S. District Court for the District of Deleware granted our motion to transfer the lawsuit to the U.S. District Court for the District of Minnesota.

On December 21, 2010, we entered into a settlement agreement with AngioDynamics for the purpose of resolving the lawsuit.

From time to time we are involved in legal proceedings arising in the normal course of our business. As of the date of this report we are not a party to any legal proceedings not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “VASC”.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market.

		High	Low
2010
	First Quarter	$9.91	$7.86
	Second Quarter	13.22	8.92
	Third Quarter	12.80	10.71
	Fourth Quarter	12.65	9.72

2009
	First Quarter	$9.55	$5.04
	Second Quarter	8.70	5.70
	Third Quarter	8.80	7.10
	Fourth Quarter	9.80	7.60

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

Date	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2010	19,010	(1)	10.07	18,000	858,691
November 1 – 30, 2010	-		-	-	858,691
December 1 – 31, 2010	-		-	-	858,691
Total	19,010		$10.07	18,000	858,691

 (1)  At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we repurchased 1,010 shares of our common stock in October at the fair market value of the common stock on the date the employee’s award vested to satisfy income tax withholding obligations.

(2)  On January 29, 2010, our Board of Directors approved a Common Stock Repurchase Plan (the “Repurchase Plan”), which provided the option to repurchase up to a maximum of 1,000,000 shares of our common stock on the open market at market prices.  The Repurchase Plan expired on December 31, 2010.

Holders

As of December 31, 2010, we had 113 shareholders of record. Such number of record holders does not reflect shareholders who beneficially own common stock in nominee or street name.

Dividends

We have paid no cash dividends on our common stock, and do not intend to pay cash dividends on our common stock in the future.

The following graph shows a comparison of cumulative total returns for our common stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Medical Industry Index (Medical Devices, Instruments and Supplies), assuming the investment of $100 in our common stock and each index on December 31, 2005 and the reinvestment of dividends, if any.

  ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2010 and 2009 and for the three years ended December 31, 2010, 2009 and 2008 are derived from, and should be read together with, our consolidated financial statements included elsewhere in this Form 10-K.  The following selected financial data as of December 31, 2008, 2007 and 2006 and for the fiscal years ended December 31, 2007 and 2006 are derived from consolidated financial statements not included herein.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenue:
Product revenue	$77,419	$66,726	$59,757	$51,414	$43,310
License and collaboration revenue	1,024	1,701	1,464	1,450	-
Total revenue	78,443	68,427	61,221	52,864	43,310

Product costs and operating expenses:
Cost of sales	26,465	22,917	20,690	17,002	14,231
Cost of sales related to thrombin inventory	-	-	670	-	-
Collaboration expenses	175	850	632	685	-
Research and development	9,524	7,847	6,333	5,481	4,578
Clinical and regulatory	3,551	2,886	3,220	3,168	2,493
Sales and marketing	23,188	21,206	20,482	19,603	17,097
General and administrative	5,183	4,555	4,695	5,304	3,716
Thrombin qualification	-	-	-	147	2,802
Litigation	(3,529)	-	1,484	5,800	-
Amortization of purchased technology	304	-	-	-	72
Total product costs and operating expenses	64,861	60,261	58,206	57,190	44,989
Operating income (loss)	13,582	8,166	3,015	(4,326)	(1,679)

Other income (expenses):
Interest income	38	48	203	444	99
Interest expense	(20)	(38)	(62)	(148)	(206)
Foreign exchange loss	(42)	(10)	(28)	-	-

Income (loss) before income taxes	13,558	8,166	3,128	(4,030)	(1,786)

Income tax benefit (expense)	7,819 *	(2,788)	13,045 *	(276)	-
Net income (loss)	$21,377	$5,378	$16,173	$(4,306)	$(1,786)
Net income (loss) per common share –
Basic	$1.30	$0.34	$1.04	$(0.28)	$(0.12)
Net income (loss) per common share –
Diluted	$1.26	$0.33	$1.01	$(0.28)	$(0.12)

Weighted average number of common shares outstanding	17,008	16,047	15,588	15,238	14,910

* A complete discussion of the facts and circumstances surrounding this amount can be found on page 27 of this Annual Report on Form 10-K for the year ended December 31, 2010.

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities (includes restricted cash)	$17,360	$17,794	$7,209	$10,759	$2,557
Working capital (includes restricted cash)	38,927	35,145	22,677	14,530	11,472
Total assets	78,554	51,755	44,180	31,278	20,967
Total shareholders’ equity	64,103	40,399	31,826	12,825	14,467

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business.  These forward-looking statements and other forward-looking statements made elsewhere in this document that are not strictly historical fact are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Item 1A of Part I of this Annual Report on Form 10-K for the year ended December 31, 2010, sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.  We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.

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

We believe the overall market for endovascular devices will grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase.  We intend to capitalize on this market opportunity through the continued introduction of new products.  We expect to originate these new products primarily through our internal research and development and clinical efforts, but we may supplement them with targeted acquisitions or other external collaborations.  Additionally, our growth has been, and will continue to be, impacted by our expansion and penetration into new geographic markets, the expansion and penetration of our direct sales organization in existing geographic markets, and our continuing focus to increase the efficiency of our existing direct sales organization.

Our product portfolio includes a broad spectrum of over 50 products consisting of over 600 stock keeping units (SKUs), a wide array of blood clotting devices, extraction catheters, access catheters, guide catheters, micro-introducer kits, guidewires, snare and retrieval devices, and endovenous laser and procedure kits for the treatment of varicose veins.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three main product categories based on similarities in the products sold.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals.  A significant portion of our net sales historically has been, and we expect to continue to be, attributable to new and enhanced products.   We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Year Ended December 31,
	2010	2009	2008

Revenue:
Product revenue	99%	98%	98%
License and collaboration revenue	1%	2%	2%
Total revenue	100%	100%	100%

Product costs and operating expenses:
Cost of sales	34%	34%	34%
Cost of sales related to thrombin inventory	-	-	1%
Collaboration expenses	-	1%	1%
Research and development	12%	11%	10%
Clinical and regulatory	4%	4%	5%
Sales and marketing	30%	31%	34%
General and administrative	7%	7%	8%
Litigation	(4%)	-	2%
Amortization of purchased technology	-	-	-
Total product costs and operating expenses	83%	88%	95%
Operating income	17%	12%	5%

Interest income/expense and foreign exchange loss, net	-	-	-

Income before income taxes	17%	12%	5%

Income tax benefit (expense)	10%	(4%)	21%
Net Income	27%	8%	26%

Our primary products are categorized into three product categories.  The following table sets forth, for the periods indicated, net revenue by product line along with the change from the previous year:

	For Years Ended December 31,
	2010		2009		2008
	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$41,907,000	37%	$30,693,000	19%	$25,732,000	46%
Hemostat products	24,579,000	-%	24,693,000	4%	23,844,000	(5%)
Vein products	10,933,000	(4%)	11,340,000	11%	10,181,000	17%
Total product revenue	77,419,000	16%	66,726,000	12%	59,757,000	16%
License & collaboration	1,024,000	(40%)	1,701,000	16%	1,464,000	1%
Total net revenue	$78,443,000	15%	$68,427,000	12%	$61,221,000	16%

Year ended December 31, 2010 compared to the years ended December 31, 2009 and December 31, 2008.

Net revenue increased 15% to $78,443,000 for the year ended December 31, 2010 from $68,427,000 for the year ended December 31, 2009.  New product introductions, which consist of any product that had no sales in the comparable period in 2009, represented 41% of the overall increase in revenue for the year ended December 31, 2010.  Net revenue from the acquisitions of the SmartNeedle and pdACCESS products that we acquired from Escalon, together with the snare products we acquired from Radius, was $2,428,000 for the year ending December 31, 2010, accounting for 22% of the overall revenue increase. An increase in the volume of existing product sales constituted the remainder of the increase in revenue as product pricing did not have a material impact on the revenue increase for the year ended December 31, 2010 from the year ended December 31, 2009.  Approximately 85% of our net revenue was earned in the United States and 15% of our net revenue was earned in international markets for the year ended December 31, 2010.  Net revenue increased 12% to $68,427,000 for the year ended December 31, 2009 from $61,221,000 for the year ended December 31, 2008.  Approximately 87% of our net revenue was earned in the United States and 13% of our net revenue was earned in international markets for the year ended December 31, 2009.

We recognized $849,000 of licensing revenue during the year ended December 31, 2010, compared to $850,000 during the year ended December 31, 2009 and $818,000 during the year ended December 31, 2008, as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai in Germany.  We also recognized $175,000 and $851,000 of collaboration revenue during the years ended December 31, 2010 and December 31, 2009 as a result of performing clinical development work for King under the Device Supply Agreement.  For the year ended December 31, 2009 we recognized $646,000 of collaboration revenue.

Gross margin across all product lines remained constant at 66% for the years ended December 31, 2010 and December 31, 2009.  We expect product gross margins to be in the range of 65.5% to 66.5% in 2011, subject to changes in our selling mix between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry.  Gross margin across all product lines increased to 66% for the year ended December 31, 2009 compared to 65% for the year ended December 31, 2008.

Cost of sales related to thrombin inventory expenses were $-0- for the years ended December 31, 2010 and 2009, compared to $670,000 for the year ended December 31, 2008.  Cost of sales related to thrombin inventory expenses relate to a reserve we have recorded for the amount of thrombin we anticipate expiring prior to being used in the manufacturing of our international hemostat products.   We do not anticipate incurring additional charges related to thrombin inventory during 2011.

Collaboration expense was $175,000 for the year ended December 31, 2010, compared to $850,000 for the year ended December 31, 2009 and $632,000 for the year ended December 31, 2008.  Collaboration expense is primarily the result of our collaboration revenue related to the clinical and development work we are performing for King.  We do not expect to incur any collaboration expense during 2011.

Research and development expense for the year ended December 31, 2010 totaled $9,524,000, or 12% of revenue, compared to $7,847,000, or 11% of revenue for the year ended December 31, 2009 and $6,333,000, or 10% of revenue for the year ended December 31, 2008.   The increase in research and development expenses resulted from additional documentation and testing requirements imposed by the FDA on several of our new product submissions.  We expect our continuing research and development expenses to be approximately 10% to 12% of revenue in 2011 as we continue to pursue additional new products and move our longer term development projects forward.

Clinical and regulatory expense for the year ended December 31, 2010 totaled $3,551,000, or 4% of revenue, compared to $2,886,000, or 4% of revenue for the year ended December 31, 2009 and $3,220,000, or 5% of revenue for the year ended December 31, 2008.  Clinical and regulatory expenses fluctuate due to the timing of clinical studies and the number of new products coming through the regulatory system.  We expect clinical and regulatory expenses to be approximately 5% of revenue in 2011.

Sales and marketing expense for the year ended December 31, 2010 totaled $23,188,000, or 30% of revenue, compared to $21,206,000, or 31% of revenue for the year ended December 31, 2009 and $20,482,000, or 34% of revenue for the year ended December 31, 2008.  The decline in sales and marketing expenses as a percentage of revenue primarily resulted from maintaining our U.S. direct sales force at between 85 and 95 full-time employees while continuing to grow revenue.  We expect to maintain the same relative size of our direct sales force during 2011.  As a result, we expect our sales and marketing expenses will continue to decline as a percentage of revenue to between 25% and 27% of revenue by the end of 2011.

General and administrative expense for the year ended December 31, 2010 totaled $5,183,000, or 7% of revenue, compared to $4,555,000, or 7% of revenue for the year ended December 31, 2009 and $4,695,000, or 8% of revenue for the year ended December 31, 2008.  General and administrative expenses have remained relatively flat as percent of total revenue.  We expect general and administrative expenses to be approximately 6% of revenue during 2011.

Litigation income was $3,529,000 for the year ended December 31, 2010, compared to litigation expense of $-0- for the year ended December 31, 2009 and $1,484,000 for the year ended December 31, 2008.  The litigation income resulted from an award of damages the Company received in the first quarter of 2010 in the Marine Polymer Technologies, Inc. litigation (see Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2010).  In 2008 we recorded a gain of $1,659,000 due to the settlement of our litigation with Diomed (reflecting a reduction from the $5,245,000 litigation expense incurred in 2007 due to the Diomed jury verdict) and a litigation expense of $3,116,000 upon the settlement of the litigation with Covidien (see Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2010).

Amortization of purchased technology and other intangibles was $304,000 for the year ended December 31, 2010, compared to $-0- for the years ended December 31, 2009 and 2008.  The amortization resulted from our purchase of the SmartNeedle and pdACCESS products in April 2010 and the Radius snare products in October 2010.  As part of these asset purchases, we allocated $6,450,000 to purchased technology and other intangibles that are being amortized over a period of 9 – 10 years (see Note 15 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2010).

We recorded an income tax benefit of $7,819,000 for the year ended December 31, 2010, compared to income tax expense of $2,788,000 for the year ended December 31, 2009 and an income tax benefit of $13,045,000 for the year ended December 31, 2008.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income during the fourth quarter of each year.  We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable.  Based upon management’s assessment of all available evidence, including our cumulative pretax net income for fiscal years 2010, 2009 and 2008, estimates of future profitability and the overall prospects of our business, we determined that it is more likely than not that we will utilize substantially all of our deferred tax assets in the future, and as a result we recorded a $12.5 million income tax benefit at December 31, 2010.  At December 31, 2008, we also recorded a $13.2 million income tax benefit.  To determine the amount of the reduction in the valuation allowance, we projected our income over the next five years, which approximates the ten-year life of our three most significant products at this time.  The valuation allowance reduction was based on our discounted projected taxable income showing we would fully utilize all available deferred tax assets.  We will continue to assess the potential realization of our deferred tax assets on an annual basis or on an interim basis if circumstances warrant.  If our actual results and updated projections vary significantly from our prior estimates, we expect to increase or decrease our valuation allowance against our gross deferred tax assets.  Any adjustment to our earnings for the deferred tax would occur in the period we make the determination.  With the exception of 2010, 2009 and 2008, we have not generated any significant pre-tax income in any year and therefore have not paid any federal income taxes since our inception in December 1996.

As of December 31, 2010, we had approximately $31.2 million of federal and state net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2020.  As of December 31, 2010, we also had federal and state research and development tax credit carryforwards of approximately $4.3 million which begin to expire in the year 2012.  As of December 31, 2010, we also had a foreign tax loss carryforward of approximately $319,000, which does not expire.  Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.  Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $17,360,000 at December 31, 2010 compared to $17,794,000 in cash and cash equivalents at December 31, 2009, a decrease of $434,000.  Our cash equivalents are invested in a money market fund invested in all types of high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $12,763,000 of cash from operations during the year ended December 31, 2010.  The cash generated during 2010 primarily resulted from our income before taxes of $13,558,000 since essentially all of our income taxes are offset by our deferred tax assets.

Cash used for investing activities.  We used $13,450,000 of cash in investing activities during the year ended December 31, 2010.  We used $5,544,000 to acquire the SmartNeedle and pdACCESS products from Escalon Vascular Access, Inc., and we used $5,000,000 to acquire the snare products from Radius Medical Technologies, Inc. during 2010.  We also incurred capital expenditures of $2,906,000 relating primarily to additional manufacturing equipment, leasehold improvements as part of our facility expansion and additional research and development equipment.

Cash provided by financing activities.  We generated $253,000 of cash in financing activities during the year ended December 31, 2010.  We used $1,332,000 to repurchase common shares under our stock repurchase plan and we used $404,000 of cash to repurchase shares that vested under outstanding restricted stock awards for income tax withholding purposes.  These were offset by our receipt of $1,989,000 of cash we received under our Employee Stock Purchase Plan and upon the exercise of outstanding stock options.

We have a $10 million revolving line of credit with US Bank, which expires on December 31, 2011, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest on all of our assets.  The credit facility includes one covenant that we cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying our annual lease expenses times six and adding any loans, then dividing this amount by the sum of our earnings before interest, taxes, depreciation, amortization and our annual operating lease payments.  We were in compliance with this covenant on December 31, 2010.  As of December 31, 2010, we had no outstanding balance on the $10 million revolving line of credit with an availability of $10 million.

The following table summarizes our contractual cash commitments as of December 31, 2010:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$4,125,000	$828,000	$1,740,000	$1,557,000	-

Not included in the table above are the expected payments for contingent consideration related to our acquisition of Radius. The contingent consideration payments are based on 25% of the net sales of the snare and retrieval products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  This amount was not included in the table above due to our inability to predict the amount and timing of the cash portion of the payments (see Note 15 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2010).

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

Off-balance sheet arrangements.  We do not have any off-balance sheet arrangements, as defined by the rules and regulations of the SEC, that have or are reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.  As a result, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these arrangements.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $38.9 million at December 31, 2010 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

Inventory

We state our inventory at the lower of cost (first-in, first-out method) or market.  The estimated value of excess, obsolete and slow-moving inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future demand, anticipated release of new products into the market, historical experience and product expiration.  Our stated value of inventory could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.  We have approximately $1.3 million of Sigma thrombin in inventory at December 31, 2010, which we expect to use in our hemostat products sold in international markets.  We received regulatory approval in February 2008 allowing us to use the Sigma thrombin in our international hemostat products.  In the fourth quarter of 2008, we wrote off $670,000 of our Sigma thrombin which we expect will expire before we are able to use it.  We will continue to review our Sigma thrombin needs and we will write off any amounts we anticipate will not be used.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined ASC 605-10-S99, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers.  We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price.  All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

We also generate revenues from license agreements and research collaborations and recognize these revenues when earned.  In accordance with ASC 605, for deliverables which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605-10-S99.

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

On January 9, 2007, we entered into three separate agreements with King, consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement.  We licensed the exclusive rights to our products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King for a one-time payment of $6 million.  We continue to manufacture the licensed products for sale to King under the Device Supply Agreement.  The Device Supply Agreement requires King to pay us a $1 million milestone payment upon the first commercial sale of Thrombi-Gel and again upon the first commercial sale of Thrombi-Paste.  On May 30, 2007 we received the first $1 million payment related to King’s first commercial sale of Thrombi-Pad.  In 2009 King decided to suspend indefinitely the clinical development of the Thrombi-Paste product.  In 2010 King suspended all further work on the pursuit of the surgical indication of Thrombi-Gel.  We continue to manufacture and sell the Thrombi-Gel and Thrombi-Pad products to King.  We are amortizing the $6 million license fee received on January 9, 2007 and the $1 million milestone payment received on May 30, 2007 on a straight-line basis over the remaining 10 years.  We will amortize the second $1 million milestone payment over the remaining 10-year license period from the date it is received.

As part of the Device Supply Agreement, we agreed to complete the development and conduct clinical studies for Thrombi-Gel and Thrombi-Paste, with the expected costs related to these activities to be paid by King.  We have recognized collaboration revenue on this development agreement as it was earned under the agreements with King.

In addition, we have reviewed the provisions of ASC 808, and believe the adoption of this ASC will have no impact on the amounts recorded under these agreements.

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At December 31, 2010 and 2009, this reserve was $45,000.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  At December 31, 2010, this reserve was $115,000 compared to $105,000 at December 31, 2009.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months.  We record a liability for warranty claims at the time of sale.  The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period.  The original equipment manufacturer includes a one year warranty with each product sold to us.  We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer.  At December 31, 2010, this warranty provision was $13,000 compared to $73,000 at December 31, 2009.  If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States based on estimates and assumptions.  We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized.  For the year ended December 31, 2010, we recorded a $1.9 million valuation allowance and an $803,000 reserve related to our net deferred tax assets of $21.1 million as a result of our adoption of ASC 740.  At December 31, 2010, we have accrued $-0- for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.  In the fourth quarter of 2010, based upon management’s assessment of all available evidence, including our cumulative pretax net income for fiscal years 2010, 2009 and 2008, estimates of future profitability and the overall prospects of our business, we determined that it is more likely than not that we will be able to realize substantially all of the remaining portion of our deferred tax assets in the future, and as a result recorded a $12.5 million income tax benefit.  To determine the amount of the reduction in the valuation allowance, we used a discounted projection of revenue and income for the years ending December 31, 2011 through December 31, 2015.  We continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant.  If our actual results and updated projections vary significantly from our projections, we would need to increase or decrease our valuation allowance against our gross deferred tax assets.  We would adjust our earnings for the deferred tax in the period we make the determination.

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $26,000 in the amount of United States dollars we receive in payment on accounts receivable from our German distributor Nicolai, GmbH.  In addition, we have made advances to a European supplier of one of our distributed products, Zerusa Ltd., for future product deliveries.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $18,000 in the amount of United States dollars we recognize as exchange rate gains or losses from Zerusa. Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates.  Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR.  We will thus be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  As we had no amounts outstanding on the line of credit at December 31, 2010, we have no exposure to interest rate changes on this credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we will be exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $17,000 on an annual basis.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto required pursuant to this Item begin on page 40 of this Annual Report on Form 10-K for the year ended December 31, 2010.

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

Changes in Internal Controls.

During the fiscal quarter ended December 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Attestation Report of Independent Registered Public Accounting Firm.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2010.  The attestation report of Baker Tilly Virchow Krause, LLP, on our internal control over financial reporting as of December 31, 2010 is included on page 39 and incorporated by reference herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPRATE GOVERNANCE

Incorporated herein by reference to the Sections under the headings “Proposal 1: Election of Directors,” “Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Sections under the headings “Director Compensation” and “Executive Compensation” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the Section under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2010.

Equity Compensation Plans

         The following table sets forth the securities authorized to be issued under our current equity compensation plans as of December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and rights)
Equity compensation plans approved by security holders	837,000	$6.62	3,822,000	(1) (2)
Equity compensation plans not approved by security holders	None	None	None
Total	837,000	$6.62	3,822,000

(1)
Includes 3,103,000 shares reserved and available for issuance under our Stock Option and Stock Award Plan.  The shares available for issuance under our Stock Option and Stock Award Plan automatically increases on an annual basis through 2016, by the lesser of:

•	500,000 shares;
•	5% of the common-equivalent shares outstanding at the end of our prior fiscal year; or
•	a smaller amount determined by our Board of Directors or the committee administering the plan.

(2)
Includes 719,000 shares reserved and available for issuance under our Employee Stock Purchase Plan.  The shares available for issuance under our Employee Stock Purchase Plan automatically increases on an annual basis through 2020, by the lesser of:

•	200,000 shares;
•	2% of the common-equivalent shares outstanding at the end of our prior fiscal year; or
•	a smaller amount determined by our Board of Directors or the committee administering the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the Sections under the headings “Related Person Transaction Policy” and “Proposal 1: Election of Directors” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the Section under the heading “Additional Information about our Independent Registered Public Accounting Firm” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2010.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this Report.

(1)  The following financial statements are filed herewith in Item 8 in Part II of this Annual Report on Form 10-K for the year ended December 31, 2010.

(i)	Reports of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Changes in Shareholders’ Equity

(v)	Consolidated Statements of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(2)  Financial Statement Schedule

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

10.4
Amendment to Lease Agreement, dated October 23, 2010, by and between IRET – Plymouth, LLC as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated October 23, 2010).

10.5**
Form of Employment Agreement by and between Vascular Solutions, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.5 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2004).

10.6	Form of Distribution Agreement (incorporated by reference to Exhibit 10.12 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.7**	Vascular Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 to Vascular Solutions’ Form 10-K for the year ended December 31, 2000).
10.8	Credit Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc.
10.9	Security Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc.
10.10	Promissory Note, dated December 21, 2009, between U. S. Bank Association and Vascular Solutions, Inc.
10.11
Amendment to Credit Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated December 21, 2010).

10.12**	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.13**	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.14**	Form of Board of Directors Stock Option Agreement, as amended December 9, 2005 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.15**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.16**	Amended and restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 22, 2010).
10.17
License agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.18***
Device Supply agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.19***
Thrombin-JMI® Supply Agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.24 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.20**
Vascular Solutions, Inc. Stock Option and Stock Award Plan, as amended January 25, 2006, effective April 18, 2006 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2006).

10.21	Settlement Agreement dated April 8, 2008 between Vascular Solutions, Inc. and Diomed, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 10, 2008).

10.22***
Settlement Agreement dated June 2, 2008 among VNUS Medical Technologies, Inc. (acquired by Covidien), AngioDynamics, Inc. and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended June 30, 2008).

10.23
Asset Purchase Agreement dated April 30, 2010 by and between Vascular Solutions, Inc. and Escalon Vascular IP Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended April 30, 2010).

10.24
Asset Purchase Agreement dated April 30, 2010 by and between Vascular Solutions and Escalon Vascular Access, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended April 30, 2010).

10.25
Manufacturing and Supply Agreement dated April 30, 2010 by and between Vascular Solutions, Inc. and Escalon Vascular Access, Inc. (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 10-Q for the quarter ended April 30, 2010).

10.26
Guarantee dated April 30, 2010 delivered by Escalon Medical Corp for the benefit of Vascular Access, Inc. (incorporated by reference to Exhibit 10.4 of Vascular Solutions’ Form 10-Q for the quarter ended April 30, 2010).

10.27
Asset Purchase Agreement dated October 20, 2010 by and between Vascular Solutions, Inc., Radius Medical Technologies, Inc., and Radius Medical LLC. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2010).

10.28*	Asset Purchase Agreement dated January 27, 2011 by and between Vascular Solutions, Inc. and Zerusa Limited.
23.1*	Consent of Baker Tilly Virchow Krause, LLP.
24.1	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________
* Filed herewith.
**Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
*** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of February 2011.

VASCULAR SOLUTIONS, INC.

By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Howard Root and James Hennen (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Vascular Solutions, Inc. for the year ended December 31, 2010, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 1st day of February 2011, by the following persons in the capacities indicated.

Signature	Title

/s/ Howard Root	Chief Executive Officer and Director
Howard Root	(principal executive officer)

/s/ James Hennen	Senior Vice President, Finance and Chief Financial Officer and Secretary
James Hennen	(principal financial officer)

/s/ Timothy Slayton	Controller
Timothy Slayton	(principal accounting officer)

/s/ Richard Nigon	Director
Richard Nigon

/s/ Michael Kopp	Director
Michael Kopp

/s/ Paul O’Connell	Director
Paul O’Connell

/s/ John Erb	Director
John Erb

/s/ Jorge Saucedo	Director
Jorge Saucedo

/s/ Martin Emerson	Director
Martin Emerson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Vascular Solutions, Inc.
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited Vascular Solutions, Inc.'s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Vascular Solutions, Inc.'s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and the financial statement schedule are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vascular Solutions, Inc. as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule, in all material respects, presents fairly the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, Vascular Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
February 1, 2011

Vascular Solutions, Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$17,360,000	$17,794,000
Accounts receivable, net of reserves of $160,000 and $150,000 at December 31, 2010 and 2009, respectively	11,055,000	9,143,000
Inventories	12,601,000	8,977,000
Prepaid expenses	1,760,000	1,520,000
Current portion of deferred tax assets	6,000,000	4,500,000
Total current assets	48,776,000	41,934,000

Property and equipment, net	5,320,000	3,793,000
Goodwill	5,825,000	193,000
Intangible assets, net	6,146,000	–
Deferred tax assets, net of current portion and liabilities	12,390,000	5,835,000
Total assets	$78,457,000	$51,755,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,718,000	$1,396,000
Accrued compensation	3,208,000	2,978,000
Accrued expenses	2,345,000	865,000
Accrued royalties	607,000	621,000
Current portion of deferred revenue and contingent consideration	971,000	929,000
Total current liabilities	9,849,000	6,789,000

Long-term deferred revenue and contingent consideration, net of current portion	4,505,000	4,567,000

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000 Issued and outstanding shares – 16,889,360 – 2010; 16,557,669 – 2009	169,000	166,000
Additional paid-in capital	90,805,000	88,481,000
Other	84,000	84,000
Accumulated deficit	(26,955,000)	(48,332,000)
Total shareholders’ equity	64,103,000	40,399,000
Total liabilities and shareholders’ equity	$78,457,000	$51,755,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008

Net revenue:
Product revenue	$77,419,000	$66,726,000	$59,757,000
License and collaboration revenue	1,024,000	1,701,000	1,464,000
Total net revenue	78,443,000	68,427,000	61,221,000

Product costs and operating expenses:
Cost of goods sold	26,465,000	22,917,000	20,690,000
Cost of goods sold related to thrombin inventory	–	–	670,000
Collaboration expenses	175,000	850,000	632,000
Research and development	9,524,000	7,847,000	6,333,000
Clinical and regulatory	3,551,000	2,886,000	3,220,000
Sales and marketing	23,188,000	21,206,000	20,482,000
General and administrative	5,183,000	4,555,000	4,695,000
Litigation	(3,529,000)	–	1,484,000
Amortization of purchased technology and intangibles	304,000	–	–
Total product costs and operating expenses	64,861,000	60,261,000	58,206,000

Operating income	13,582,000	8,166,000	3,015,000

Other income (expenses):
Interest income	38,000	48,000	203,000
Interest expense	(20,000)	(38,000)	(62,000)
Foreign exchange loss	(42,000)	(10,000)	(28,000)

Income before income taxes	13,558,000	8,166,000	3,128,000

Income tax benefit (expense)	7,819,000	(2,788,000)	13,045,000
Net income	$21,377,000	$5,378,000	$16,173,000

Basic net income per common share	$1.30	$0.34	$1.04
Diluted net income per common share	$1.26	$0.33	$1.01
Shares used in computing basic net income per common share	16,478,206	16,046,534	15,588,135
Shares used in computing diluted net income per common share	17,008,218	16,474,708	15,954,631

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
	Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Capital	Other	Deficit	Total
Balance at December 31, 2007	15,606,656	$156,000	$82,456,000	$96,000	$(69,883,000)	$12,825,000

Exercise of stock options	184,860	2,000	617,000	–	–	619,000
Issuance of common stock under the Employee Stock Purchase Plan	133,274	1,000	701,000	–	–	702,000
Stock-based compensation	130,000	1,000	1,676,000	–	–	1,677,000
Cancellation of common stock upon the vesting of restricted shares	(27,271)	–	(158,000)	–	–	(158,000)
Amortization of deferred compensation	–	–	–	9,000	–	9,000
Comprehensive income:
Net income	–	–	–	–	16,173,000	16,173,000
Translation adjustment	–	–	–	(21,000)	–	(21,000)
Total comprehensive income						16,152,000
Balance at December 31, 2008	16,027,519	$160,000	$85,292,000	$84,000	$(53,710,000)	$31,826,000

Exercise of stock options	247,990	3,000	1,140,000	–	–	1,143,000
Issuance of common stock under the Employee Stock Purchase Plan	140,790	1,000	746,000	–	–	747,000
Stock-based compensation	180,500	2,000	1,657,000	–	–	1,659,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(39,130)	–	(354,000)	–	–	(354,000)
Comprehensive income:
Net income	–	–	–	–	5,378,000	5,378,000
Translation adjustment	–	–	–	–	–	–
Total comprehensive income						5,378,000
Balance at December 31, 2009	16,557,669	$166,000	$88,481,000	$84,000	$(48,332,000)	$40,399,000

Exercise of stock options	238,640	2,000	1,142,000	–	–	1,144,000
Issuance of common stock under the Employee Stock Purchase Plan	132,615	1,000	844,000	–	–	845,000
Stock-based compensation	151,375	2,000	2,072,000	–	–	2,074,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(49,630)	(1,000)	(403,000)	–	–	(404,000)
Repurchase of common stock under stock repurchase agreement	(141,309)	(1,000)	(1,331,000)	–	–	(1,332,000)
Comprehensive income:
Net income	–	–	–	–	21,377,000	21,377,000
Translation adjustment	–	–	–	–	–	–
Total comprehensive income						21,377,000
Balance at December 31, 2010	16,889,360	$169,000	$90,805,000	$84,000	$(26,955,000)	$64,103,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$21,377,000	$5,378,000	$16,173,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,701,000	1,418,000	1,469,000
Amortization	304,000	–	–
Stock-based compensation	2,074,000	1,659,000	1,677,000
Deferred compensation expense	–	–	9,000
Deferred taxes, net	(8,055,000)	2,832,000	(13,194,000)
Loss on disposal of fixed assets	1,000	–	26,000
Change in accounts receivable allowance	10,000	30,000	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,922,000)	(467,000)	(1,330,000)
Inventories	(3,144,000)	996,000	(1,667,000)
Prepaid expenses	(185,000)	(474,000)	(235,000)
Accounts payable	1,322,000	(626,000)	1,000
Accrued compensation and expenses	196,000	456,000	(5,091,000)
Deferred license fees received	–	–	731,000
Amortization of deferred license fees and other deferred revenue	(916,000)	(828,000)	(845,000)
Net cash provided by (used in) operating activities	12,763,000	10,374,000	(2,286,000)

Investing activities
Purchase of property and equipment, net	(2,906,000)	(1,325,000)	(1,536,000)
Cash deposits transferred from restricted cash	–	–	5,473,000
Cash paid for acquisitions	(10,544,000)	–	–
Net cash provided by (used in) investing activities	(13,450,000)	(1,325,000)	3,937,000

Financing activities
Net proceeds from the exercise of stock options and stock warrants	1,144,000	1,143,000	619,000
Net proceeds from the sale of common stock, employee stock purchase plan	845,000	747,000	702,000
Payments on long-term debt borrowings	–	–	(867,000)
Repurchase of common shares	(1,736,000)	(354,000)	(158,000)
Net cash provided by financing activities	253,000	1,536,000	296,000
Effect of exchange rate changes on cash and cash equivalents	–	–	(24,000)
Increase (decrease) in cash and cash equivalents	(434,000)	10,585,000	1,923,000
Cash and cash equivalents at beginning of year	17,794,000	7,209,000	5,286,000
Cash and cash equivalents at end of year	$17,360,000	$17,794,000	$7,209,000

Supplemental disclosure of cash flow
Cash paid for interest	$17,000	$39,000	$68,000
Cash paid for taxes	$362,000	$191,000	$252,000

See accompanying notes

1. Description of Business

Vascular Solutions, Inc. (the Company) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists.  The Company has three product categories as follows:

•
Catheter products, principally consisting of catheters used in minimally invasive medical procedures for the diagnosis or treatment of vascular conditions, such as the Pronto® extraction catheters used in treating acute myocardial infarction, and also including products used in connection with gaining percutaneous access to the vasculature to perform minimally invasive procedures, such as micro-introducer kits,

•
Hemostat (blood clotting) products, principally consisting of the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets, and

•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser console and procedure kit used for the treatment of varicose veins.

As a vertically-integrated medical device company, the Company generates ideas and creates new minimally invasive devices and then delivers these products to the physicians through a direct domestic sales force and an international distribution network.  The Company was incorporated in the state of Minnesota in December 1996 and began operations in February 1997.

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

The Company uses three product categories for reporting revenue.  The following table sets forth, for the periods indicated, net revenue by product category along with the percent change from the previous year:

	For Years Ended December 31,
	2010		2009		2008
	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue	Percent Change
Catheter products	$41,907,000	37%	$30,693,000	19%	$25,732,000	46%
Hemostat products	24,579,000	-%	24,693,000	4%	23,844,000	(5%)
Vein products	10,933,000	(4%)	11,340,000	11%	10,181,000	17%
Total product revenue	77,419,000	16%	66,726,000	12%	59,757,000	16%
License & Collaboration	1,024,000	(40%)	1,701,000	16%	1,464,000	1%
Total Net Revenue	$78,443,000	15%	$68,427,000	12%	$61,221,000	16%

2. Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income

The components of comprehensive income are net income and the effects of foreign currency translation adjustments.  The accumulated other comprehensive income for the foreign currency translation adjustment at December 31, 2010 and 2009 was $84,000 and $84,000, respectively.

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

Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable over 60 days past due are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At December 31, 2010 and 2009, the allowance for doubtful accounts was $115,000 and $105,000, respectively.

2. Summary of Significant Accounting Policies (Continued)

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet.  At December 31, 2010 and 2009, the sales and return allowance was $45,000.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $160,000 and $150,000 at December 31, 2010 and 2009, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.   Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following at December 31:

	2010	2009
Raw materials	$6,277,000	$4,382,000
Work-in-process	1,217,000	858,000
Finished goods	5,107,000	3,737,000
	$12,601,000	$8,977,000

Cost of sales related to thrombin inventory expenses were $670,000 for the year ended December 31, 2008.  Cost of sales related to thrombin inventory expenses relate to a reserve the Company has recorded for the amount of thrombin the Company anticipates will expire prior to being used in the manufacturing of international hemostat products.   The Company has not incurred additional charges related to thrombin inventory during 2010 or 2009 and does not anticipate incurring additional charges related to thrombin inventory during 2011.

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

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

In the United States the Company sells its products directly to hospitals and clinics.  Revenue is recognized in accordance with generally accepted accounting principles as outlined in Accounting Standards Codification (“ASC”) 605-10-S99, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.  The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price.  All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

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

The Company’s revenues from license agreements and research collaborations are recognized when earned (see Note 14).  In accordance ASC 605, for deliverables which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605.

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

As part of the agreements with King, the Company agreed to complete the development and conduct clinical studies for the Thrombi-Gel and Thrombi-Paste products, with the costs related to the clinical studies paid by King.  The Company is recognizing the collaboration revenue on this development agreement as it is earned in accordance with ASC 605.  King has subsequently decided to suspend indefinitely further development of the Thrombi-Paste and Thrombi-Gel products.

In addition, the Company has reviewed the provisions of ASC 808, which outlines the accounting for collaborative arrangements, and believes the adoption of this ASC will have no impact on the amounts recorded under these agreements.

2. Summary of Significant Accounting Policies (Continued)

Shipping and Handling Costs

In accordance with the ASC 605-45-45, the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of goods sold.

Research and Development Costs

All research and development costs are charged to operations as incurred.

Warranty Costs

Certain of the Company’s products are covered by warranties against defects in material and workmanship for periods of up to 24 months.  The Company records a liability for warranty claims at the time of sale.  The amount of the liability is based on the amount the Company is charged from its original equipment manufacturer to cover the warranty period.  The original equipment manufacturer includes a one year warranty with each product sold to the Company.  The Company records a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer.  During 2010 the Company began selling a new version of the product covered under warranty.  As a result, the manufacturer’s warranty is covering the first year of service and the Company’s exposure to uncovered warranty periods is minimal at December 31, 2010.

Warranty provisions and claims for the years ended December 31, 2010, 2009 and 2008, were as follows:

	2010	2009	2008
Beginning balance	$73,000	$49,000	$34,000
Warranty provisions	4,000	80,000	66,000
Warranty claims	(64,000)	(56,000)	(51,000)
Ending balance	$13,000	$73,000	$49,000

Advertising Costs

The Company follows the policy of charging production costs of advertising to expense as incurred.  Advertising expense was $71,000, $116,000, and $110,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Effective January 1, 2006, the Company adopted ASC 718, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.  ASC 718 is being applied on the modified prospective basis.  Prior to the adoption of ASC 718, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plans.

2. Summary of Significant Accounting Policies (Continued)

Under the modified prospective approach, ASC 718, applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, cancelled or vest.  Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718.  Prior periods were not restated to reflect the impact of adopting the new standard.

The following amounts have been recognized as stock-based compensation expense in the Consolidated Statements of Operations:

	2010	2009	2008
Stock-based compensation included in:
Cost of goods sold	$225,000	$199,000	$207,000
Research and development	293,000	234,000	170,000
Clinical and regulatory	115,000	38,000	132,000
Sales and marketing	769,000	608,000	601,000
General and administrative	672,000	580,000	567,000
	$2,074,000	$1,659,000	$1,677,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2010	2009	2008
Stock Options and Awards:
Expected life (years)	5.50	5.50	5.50
Expected volatility	50%	52%	50%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.42%	1.80%	2.75%

Employee Stock Purchase Plan:
Expected life (years)	2.0	2.0	2.0
Expected volatility	48%	52%	42%
Dividend yield	0%	0%	0%
Risk-free interest rate	0.69%	1.03%	2.04%

Restricted stock awards fair value is calculated as the market price on the date of grant for the years ended December 31, 2010 and 2009 and the fair value is amortized on a straight line basis over the requisite service period of four years for the award.  The weighted average fair value of restricted stock awards granted during 2010, 2009 and 2008 was $8.45, $9.14 and $6.09, respectively.

The weighted average fair value of stock options granted with an exercise price equal to the deemed stock price on the date of grant during 2010, 2009 and 2008 was $3.99, $2.65 and $2.82, respectively.

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

2. Summary of Significant Accounting Policies (Continued)

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

In July 2006, the Financial Accounting Standards Board issued ASC 740, which clarifies the accounting for uncertain income tax positions.  This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Effective January 1, 2007, the Company adopted ASC 740.  Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of ASC 740, had no effect on shareholders’ equity.  The Company has recorded ASC 740 reserves of $871,000 and $727,000 at December 31, 2010 and 2009.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  At December 31, 2010, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations

Net Income (Loss) Per Common Share

In accordance with ASC 260, basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average common shares outstanding during the periods presented.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method.

2. Summary of Significant Accounting Policies (Continued)

The number of shares used in earnings per share computations is as follows for the years ended December 31:

	2010	2009	2008
Weighted average common shares outstanding—basic	16,478,206	16,046,534	15,588,135
Dilutive effect of stock options and warrants	530,012	428,174	366,496
Weighted average common shares outstanding—diluted	17,008,218	16,474,708	15,954,631

The dilutive effect of stock options and warrants in the above table excludes 50,000, 396,000, and 448,500 of options and warrants for which the exercise price was higher than the average market price for the years ended December 31, 2010, 2009 and 2008, respectively.

Goodwill and Other Intangible Assets

In fiscal 2002, the Company adopted ASC 350. Goodwill is tested for impairment annually in the fourth quarter or more frequently if changes in circumstances or the occurrence of events suggest impairment exists.  The Company has concluded that no impairment of goodwill existed as of December 31, 2010.

Other intangible assets consist of purchased technology, trademark/tradenames, developed technology and customer relationships.  The Company reviewed intangible assets for impairment as changes in circumstances or the occurrence of events suggested the remaining value was not recoverable.  Amortization on the intangibles is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Purchased technology	4 years
Trademark/tradename	10 years
Developed technology	9 to 10 years
Customer relationships	9 years

Leases and Deferred Rent

The Company leases all office space.  Leases are accounted for under the provisions of ASC 840, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  As of December 31, 2010, all of the Company’s leases were accounted for as operating leases.  For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent.  For any lease incentives the Company receives for items such as leasehold improvements, the Company records a deferred credit for the amount of the lease incentive and amortizes it over the lease term, which may or may not equal the amortization period of the leasehold improvements in accordance with ASC 840-20.

3. Goodwill and Other Intangible Assets

The Company has adopted ASC 805.  The Company acquired developed technology from Angiosonics, Inc. in April 2002 and subsequently amortized the amount over its useful life of four years.  The goodwill of $193,000 acquired as part of this transaction is not being amortized.  The Company acquired trademark/tradename, developed technology and customer relationships from Escalon Vascular Access, Inc., (Escalon) in April 2010 and Radius Medical Technologies, Inc. in October 2010 (see Note 16).  The Company is amortizing these intangibles over their useful lives of 9 and 10 years.  The goodwill acquired will not be amortized.  Amortization expense was $304,000, $-0- and $-0- for the years ended December 31, 2010, 2009 and 2008, respectively.

3. Goodwill and Other Intangible Assets (Continued)

Balances of acquired intangible assets as of December 31, 2010 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased technology	$870,000	$870,000	$–
Trademark / tradename	1,020,000	45,000	975,000
Developed technology	5,200,000	242,000	4,958,000
Customer relationships	230,000	17,000	213,000
	$7,320,000	$1,174,000	$6,146,000

Balances of acquired intangible assets as of December 31, 2009 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased technology	$870,000	$870,000	$–
	$870,000	$870,000	$–

Based on the intangibles assets as of December 31, 2010, future amortization expense was as follows:

2011	$675,000
2012	675,000
2013	675,000
2014	675,000
2015	675,000
Thereafter	2,771,000
$6,146,000

The following table provides a summary of additions and disposals of goodwill for each reporting period:

Balance at December 31, 2009 and 2008	$193,000
Acquisition of Escalon Vascular Access, Inc.	1,615,000
Acquisition of Radius Medical Technologies, Inc.	4,017,000
Balance at December 31, 2010	$5,825,000

4. Property and Equipment

Property and equipment consists of the following at December 31:
	2010	2009
Property and equipment:
Manufacturing equipment	$6,972,000	$5,908,000
Office and computer equipment	2,279,000	1,888,000
Furniture and fixtures	559,000	424,000
Leasehold improvements	1,924,000	1,495,000
Research and development equipment	1,106,000	504,000
Construction-in-process	348,000	61,000
	13,188,000	10,280,000
Less accumulated depreciation and amortization	(7,868,000)	(6,487,000)
Net property and equipment	$5,320,000	$3,793,000

5. Lines of Credit

On December 21, 2010 the Company modified and extended its secured asset-based revolving credit agreement with U.S. Bank National Association dated December 21, 2009.  The revolving credit agreement is a one-year, $10,000,000 facility with availability based primarily on eligible customer receivables, inventory and property and equipment.  The revolving credit agreement bears interest equal to the one-month LIBOR rate plus 1.60% and is secured by a first security interest on all of the Company’s assets.  The revolving credit agreement requires a quarterly payment based on an annual fee of 0.125% of the average unused portion of the committed revolving line as determined by the bank and reviewed by management.

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying annual lease expense times six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments.  The covenant is computed quarterly based on a rolling 12-month period.  The Company was in compliance with the covenant as of December 31, 2010.

As of December 31, 2010, the Company had no outstanding balance against the revolving credit agreement.  Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of December 31, 2010.

6. Leases

The Company leases two buildings totaling approximately 105,000 square-feet under an operating lease.  On October 15, 2010, the Company amended one of its operating leases to add 12,000 square-feet.  The leases continue to remain in effect until September 2015 with an option to renew.  Rent expense related to the operating leases was approximately $1,106,000, $1,133,000 and $755,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

6. Leases (Continued)

Future minimum lease commitments under the operating lease as of December 31, 2010 was as follows:

2011	$828,000
2012	854,000
2013	886,000
2014	889,000
2015	668,000
Thereafter	–
$4,125,000

7. Income Taxes

At December 31, 2010, the Company had net operating loss carryforwards of approximately $31,206,000 for federal and state income tax purposes that are available to offset future taxable income and begin to expire in the year 2020.  Included in the U.S. amount are approximately $4.8 million of deductions resulting from the exercise of stock options.  When these stock option exercise deductions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital.  At December 31, 2010, the Company also had federal research and development tax credit carryforwards of approximately $3,541,000 and Minnesota research and development tax credit carryforwards of approximately $756,000, which begin to expire in the year 2012.  At December 31, 2010, the Company has foreign tax loss carryforwards of approximately $319,000 that do not expire.  The adoption of ASC 740, has had no impact on the reported carryforwards at December 31, 2010.

The Company adopted the provisions of ASC 740 on January 1, 2007.  This interpretation prescribes a financial statement recognition threshold and measurement attribute for any tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Upon adoption, there was $425,000 of unrecognized income tax benefits and the adoption of ASC 740 had no effect on shareholders’ equity.  The impact of tax related interest and penalties will be recorded as a component of income tax expense.  At December 31, 2010, the Company has accrued zero for the payment of tax related interest and there were no tax interest or penalties recognized in the statements of operations.

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the year ended December 31, 2010, the Company recorded a tax benefit of $7,819,000 on income before tax of $13,558,000 resulting in an effective income tax rate of (57%).

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Germany and various state jurisdictions.  At December 31, 2010, the Company’s 2008 U.S. Federal 1120 tax filing was under exam by the U.S. Internal Revenue Service.  To date no finding or adjustments have been proposed to the Company.  Remaining open tax years at December 31, 2010 are 2007 through 2010.

7. Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at December 31, 2008	$597,000
Increases as a result of tax positions taken during a prior period	2,000
Increases as a result of tax positions taken during the current period	128,000
Reductions as a result of lapse of the applicable statute of limitations	–
Decreases relating to settlements with taxing authorities	–
Balance at December 31, 2009	727,000
Increases as a result of tax positions taken during a prior period	–
Increases as a result of tax positions taken during the current period	144,000
Reductions as a result of lapse of the applicable statute of limitations	–
Decreases relating to settlements with taxing authorities	–
Balance at December 31, 2010	$871,000

The components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$11,808,000	$16,942,000
Tax credit carryforwards	5,099,000	4,759,000
Deferred revenue	1,728,000	2,049,000
Depreciation and amortization	204,000	171,000
Accrued compensation	323,000	335,000
Stock-based compensation	1,126,000	609,000
Federal and state AMT credits	413,000	143,000
Inventory reserve	405,000	325,000
Other	114,000	155,000
Gross deferred tax assets	21,220,000	25,488,000
Deferred tax liability	(95,000)	(38,000)
Net deferred taxes assets before ASC 740 Reserve and valuation allowances	21,125,000	25,450,000
ASC 740 Reserve	(803,000)	(727,000)
Less valuation allowances	(1,932,000)	(14,388,000)
Net deferred tax asset	$18,390,000	$10,335,000

Deferred taxes recorded on the balance sheet:
Net deferred tax assets – current	$6,000,000	$4,500,000
Net deferred tax assets – long-term	12,390,000	5,835,000
Net deferred tax assets	$18,390,000	$10,335,000

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income.  The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.  For the year ended December 31, 2010, based upon the Company’s assessment of all available evidence, including the previous three year cumulative income before unusual and infrequent expenses (litigation and thrombin qualification expenses), estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it was more likely than not that the Company

7. Income Taxes (Continued)

would be able to realize substantially all of the remaining deferred tax assets in the future with the exception of the amounts relating to the exercise of stock options and Minnesota research and development credits expected to expire prior to being utilized, and as a result recorded a $12,491,000 income tax benefit.  To determine the amount of the reduction in the valuation allowance, the Company used a discounted projection of its revenue and income for the years ending December 31, 2011 through 2015.  The amount of the valuation allowance reduction at December 31, 2010, was based on the Company’s projected discounted taxable income.  The Company continues to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company would adjust earnings for the deferred tax in the period the determination was made.  At December 31, 2010 and 2009, the valuation allowance was $1,932,000 and $14,388,000, respectively.  The increase (decrease) in the valuation allowance was ($12,456,000), $313,000, and ($14,997,000) for the years ended December 31, 2010, 2009 and 2008, respectively.  For the years ended December 31, 2010 and 2009,  the Company recorded stock option and employee stock purchase plan tax deductions of $714,000 and $1,062,000, respectively, which will be recorded against “additional paid-in capital” at the time at which they reduces taxes payable.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2010	2009	2008

Tax at statutory rate	35.0%	34.0%	34.0%
Permanent differences	1.7	(1.4)	9.6
State income taxes, net of federal benefit	5.4	4.5	3.7
Change in valuation reserve	(93.9)	6.2	(476.4)
R&D credits generated	(5.0)	(6.1)	(18.1)
ASC 740 reserve	1.0	1.6	2.8
Change in effective deferred tax rate	–	(2.1)	25.4
Federal rate differential	(1.0)	–	–
Other adjustments	(0.9)	(2.6)	2.0
Effective income tax rate	(57.7)%	34.1%	(417.0)%

	2010	2009	2008

Current taxes	3.5%	(0.1)%	3.7%
Deferred taxes	32.7	34.2	1.3
Benefit from release of valuation reserve	(93.9)	–	(422.0)
Effective income tax rate	(57.7)%	34.1%	(417.0)%

8. Stock Options and Restricted Shares

Stock Option and Stock Award Plan

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and stock appreciation rights to employees, directors, and consultants.  Incentive stock options may be granted only to employees of the Company.  Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors

8. Stock Options and Restricted Shares (Continued)

and consultants.  As of December 31, 2010, the Company had reserved 6,400,000 shares of common stock under the Stock Option Plan.  Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date.  Vesting requirements of all awards under this plan are time based and vary by individual grant.  The options expire on the date determined by the Board of Directors but may not extend more than 10 years from the grant date.  The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period.  Vested and unexercised options are canceled three-months after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

During 2010 to 2008, the Company granted stock options to its directors under the Stock Option Plan.  The ten-year options issued to the Company’s directors vest over a one-year period based on the continuation of service as a director of the Company.  The Company uses a 0% forfeiture rate for all director options granted.

Option activity is summarized as follows:
	Shares Available for Grant (exclusive of restricted shares issued)	Plan Options Outstanding	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2007	2,428,000	1,459,000	$0.78–$12.00	$5.74
Shares reserved	500,000	–	–	–
Granted	(60,000)	60,000	6.36	6.36
Exercised	–	(185,000)	0.84– 6.74	3.35
Forfeited	5,000	(5,000)	6.74– 9.46	9.45
Expired	83,000	(83,000)	6.74– 12.00	9.52
Balance at December 31, 2008	2,956,000	1,246,000	$0.78–$11.62	$5.84
Shares reserved	500,000	–	–	–
Granted	(60,000)	60,000	6.39	6.39
Exercised	–	(248,000)	0.81– 6.74	4.61
Forfeited	2,000	(2,000)	6.00– 11.62	10.22
Expired	26,000	(26,000)	9.46– 11.62	11.55
Balance at December 31, 2009	3,424,000	1,030,000	$0.78–$10.89	$6.06
Shares reserved	500,000	–	–	–
Granted	(60,000)	60,000	9.61– 10.98	9.84
Exercised	–	(239,000)	0.84– 9.58	4.79
Forfeited	–	–	–	–
Expired	14,000	(14,000)	9.46– 10.28	9.95
Balance at December 31, 2010	3,878,000	837,000	$0.78–$10.98	$6.62	$4,268,000
Exercisable at December 31, 2010		816,000		$6.54	$4,230,000

The number of common shares available for the grant of future stock awards is limited to 3,103,000 common shares.  The shares available for grant number disclosed in the table above does not include 775,000 common shares issued in the form of restricted shares.

The weighted average remaining contractual term of options exercisable at December 31, 2010, was 4.1 years.

The total intrinsic value of options exercised during fiscal 2010, 2009 and 2008, was $1,353,000, $879,000 and $909,000, respectively.

8. Stock Options and Restricted Shares (Continued)

The following table summarizes information about stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2010	Weighted Average Exercise Price

$0.78–$ 0.84	145,000	2.1	$0.84	145,000	$0.84
0.85– 2.51	66,000	1.0	2.37	66,000	2.37
2.52– 6.50	103,000	7.6	6.33	103,000	6.33
6.51– 7.88	190,000	3.2	7.17	190,000	7.17
7.89– 9.41	54,000	6.2	9.38	54,000	9.38
9.42– 10.98	279,000	5.2	9.83	258,000	9.82
	837,000	4.2	$6.62	816,000	$6.54

As of December 31, 2010, there was $19,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.19 years.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.  These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted share awards until they fully vest.  During 2010, 2009 and 2008 the Company granted restricted shares to employees under the Stock Option Plan.  The restricted shares vest over a four-year period based on the continuation of employment.

Restricted share activity is summarized as follows:
	Shares	Weighted Average Grant Date Fair
	Outstanding	Value

Balance at December 31, 2007	313,000	$8.01
Granted	174,000	6.09
Vested	(73,000)	5.50
Forfeited	(44,000)	7.55
Expired	–	–
Balance at December 31, 2008	370,000	7.68
Granted	211,000	9.14
Vested	(106,000)	8.86
Forfeited	(30,000)	8.15
Expired	–	–
Balance at December 31, 2009	445,000	8.07
Granted	260,000	8.45
Vested	(133,000)	7.00
Forfeited	(109,000)	8.50
Expired	–	–
Balance at December 31, 2010	463,000	$8.49

8. Stock Options and Restricted Shares (Continued)

As of December 31, 2010, there was $1,360,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.27 years.  The Company estimates the forfeiture rate for restricted stock using 10% for key employees and 15% for non-key employees.

The net remaining shares available for grant under the Stock Option and Stock Award Plan is 3,103,000 shares.

Deferred Compensation

In 2010, 2009, and 2008, the Company did not record deferred compensation in connection with nonqualified stock options granted to medical advisory board members.  Deferred compensation when recorded is amortized ratably over the period that the options vest and is adjusted for options which are canceled.  Vesting requirements for nonqualified stock options under this plan will vary by individual grant. Deferred compensation expense was $-0-, $-0- and $9,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

9. Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 2,100,000 shares of common stock have been reserved for issuance.  Eligible employees may contribute 1% to 10% of their compensation to purchase shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates up to a maximum of 2,000 shares per purchasing period.  The Purchase Plan terminates in July 2020. In fiscal 2010, 2009 and 2008, 132,600 shares, 140,800 shares, and 133,300 shares, respectively, were issued under the Purchase Plan.  At December 31, 2010, 719,000 shares were available for issuance under the Purchase Plan.

As of December 31, 2010, there was $375,000 of total unrecognized compensation costs related to the Purchase Plan, which is expected to be recognized over a weighted average period of 0.48 years.

10. Employee Retirement Savings Plan

The Company has an employee 401(k) retirement savings plan (the Plan).  The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program.  All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment.  The Plan allows eligible employees to contribute up to 50% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 5% contributed to the Plan.  The Company recorded an expense of $184,000, $157,000 and $117,000 for contributions to the Plan for the years ended December 31, 2010, 2009, and 2008, respectively.

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

No customer represented more than 10% of total revenue for any year ended December 31, 2010, 2009 and 2008.

11. Concentrations of Credit and Other Risks (Continued)

The Company performs credit evaluations of its customers and does not require collateral to establish an account receivable.  No customer represented more than 10% of gross accounts receivable at December 31, 2010 and 2009. There have been no material losses on customer receivables.

Product revenue by geographic destination as a percentage of total product revenues were as follows for the years ended December 31:
	2010	2009	2008

Domestic	85%	87%	87%
Foreign	15	13	13

12. Related Party Activity

During the years ended December 31, 2010, 2009 and 2008, the Company sold $473,000, $458,000 and $495,000, respectively, of product to a company of which a board member of the Company is an officer.  As of December 31, 2010 and 2009, the Company had an accounts receivable balance due of $-0- and $103,000, respectively, from this related party.  In addition, the Company purchases product from this related party and during the years ended December 31, 2010, 2009 and 2008 the Company purchased $20,000, $15,000 and $16,000, respectively, of product from this related party.  As of December 31, 2010 and 2009, the Company had an accounts payable balance due of $-0- to this related party.

In July 2008 the Company began utilizing the consulting services from a company owned by a current employee and past board member.  During the years ended December 31, 2010 and 2009, the Company utilized services in the amount of $41,000 and $354,000, respectively, from this vendor.  At December 31, 2010 and 2009, the Company had an accounts payable balance due of $-0- and $25,000 to this related party.

In July 2009 the Company began utilizing development consulting services from a company owned by the spouse of an employee.  During the year ended December 31, 2010 and 2009, the Company utilized services in the amount of $238,000 and $55,000, respectively, from this vendor.  At December 31, 2010 and 2009, the Company had an accounts payable balance due of $22,000 and $4,000 to this related party.

13. Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers.  Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations.  The Company purchases its requirements for thrombin (a component in the Hemostat products) under a Thrombin-JMI Supply Agreement entered into with King Pharmaceuticals, Inc. (King) on January 9, 2007.  Under the terms of the Thrombin-JMI Supply Agreement, King agrees to manufacture and supply thrombin to the Company on a non-exclusive basis.  The Thrombin-JMI Supply Agreement does not contain any minimum purchase requirements.  King agrees to supply the Company with such quantity of thrombin as the Company may order at a fixed price throughout the term of the Thrombin-JMI Supply Agreement as adjusted for inflation, variations in potency and other factors.  The Thrombin-JMI Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including: (i) termination by King without cause any time after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five

13. Dependence on Key Suppliers (Continued)

years prior written notice to the Company, and (ii) termination by the Company without cause any time after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to King provided that the Device Supply Agreement, which the Company also entered into with King on January 9, 2007, has expired on its terms or the parties have agreed to terminate it.

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

Marine Polymer Technologies, Inc.

On May 11, 2005 the Company initiated a lawsuit for product disparagement and false advertising against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer).  In the lawsuit, the Company alleged that Marine Polymer made defamatory and disparaging statements concerning the Company’s D-Stat® Dry hemostatic bandage.  The Company sought relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage the Company’s products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees.  Marine Polymer brought a counter-claim against the Company including, among other claims, business defamation and product disparagement for statements allegedly made by the Company concerning Marine Polymer’s SyvekPatch®.  Marine Polymer sought relief in the form of monetary damages, costs, disbursements and attorneys’ fees.  The trial commenced on March 24, 2008 in the United States District Court for the District of Massachusetts.  At the conclusion of the trial on April 7, 2008 the jury returned a verdict in favor of the Company and against Marine Polymer for product disparagement concerning statements made regarding the safety of the Company’s D-Stat Dry hemostat product.  In its verdict, the jury found that Marine Polymer’s statements were false and disparaged the D-Stat Dry product and awarded the Company

14. Commitments and Contingencies (Continued)

$4,500,000 in monetary damages.  The jury rejected Marine Polymer’s counter-claims in their entirety.  Following post trial motions, on June 30, 2008, the Court upheld the jury verdict, granted the Company’s request for a permanent injunction against Marine Polymer for the statements that the jury found were false, and added prejudgment interest on the jury verdict award in the amount of $592,000.

On July 14, 2008, Marine Polymer filed a Notice of Appeal with the U.S. First Circuit Court of Appeals seeking to overturn the monetary damages and injunction issued against them.  On December 23, 2009, the U.S. First Circuit Court of Appeals affirmed the judgment against Marine Polymer for product disparagement.  As a result, the permanent injunction issued at the conclusion of the trial remains in effect, prohibiting Marine Polymer and its representatives from making, publishing or disseminating certain disparaging statements concerning the safety of our D-Stat products.  Addressing the jury’s award of $4.5 million in damages, the Court determined that, due to differences in opinion among the judges, the Company could either accept a $2.7 million award of damages (plus interest) or insist upon a new trial limited to the issue of determining the reasonable amount of damages.  The Company accepted the $2.7 million award of damages plus interest and on January 22, 2010.  The Company received $3.56 million as payment in full for the judgment.  This amount was recorded as a litigation gain in the first quarter of 2010.

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

AngioDynamics, Inc. Litigation

On July 29, 2009 AngioDynamics, Inc. (AngioDynamics) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, alleging that the Company infringed U.S. Patent No. 7,273,478 and U.S. Patent No. 7,559,329.  Specifically, AngioDynamics alleged that doctors using the Company’s Bright Tip fibers and procedure kits are using the methods claimed in those patents, and accused the Company of inducing and contributing to infringement.  On December 1, 2009 the Company filed its answer, a counterclaim, and a motion to transfer the case to the U.S. District Court for the District of Minnesota.  On July 30, 2010 the U.S. District Court for the District of Deleware granted the Company’s motion to transfer the lawsuit to the U.S. District Court for the District of Minnesota.

On December 21, 2010, the Company entered into a settlement agreement with AngioDynamics for the purpose of resolving the lawsuit.

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

King Agreements

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement.  Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King in exchange for a one-time license fee of $6,000,000.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for two separate $1,000,000 milestone payments; one upon the first commercial sale of Thrombi-Gel (which was received on May 31, 2007), and one upon the first commercial sale of Thrombi-Paste.  The Company is amortizing the $6,000,000 license fee on a straight-line basis over 10 years.  The Company is amortizing the $1,000,000 milestone payment that was received on May 31, 2007 over the remaining 10-year license period and will amortize the additional $1,000,000 milestone payment over the remaining 10-year license period when it is received.  The unamortized license fee was $4,241,000, $4,945,000 and $5,649,000 at December 31, 2010, 2009 and 2008, respectively.  The amortization of license fee was $704,000, for each of the years ended December 31, 2010, 2009 and 2008, respectively.

Under the Device Supply Agreement the Company agreed to pursue a surgical indication for the use of the Thrombi-Gel and Thrombi-Paste products from the FDA.  The Device Supply Agreement requires the Company to make a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of Thrombi-Gel and a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of Thrombi-Paste after performing a clinical study and submitting the application.  In 2009 King suspended further development of all Thrombi-Paste products.  In 2010, King suspended further work on the pursuit of a surgical indication for Thrombi-Gel.  The Company believes the probability of paying these one-time payments to King is remote, and therefore has not recorded any provision for these payments.

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

The agreement also includes provisions requiring the Company to pay Nicolai, GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term.  The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH.  The unamortized license fee was $327,000, $472,000 and $617,000 at December 31, 2010, 2009 and 2008, respectively.  The amortization of license fee was $145,000, $145,000 and $114,000 for the year ended December 31, 2010, 2009 and 2008, respectively.

15. Acquisitions and IPR&D Charges

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

Escalon Vascular Access, Inc.

On April 30, 2010, the Company acquired the assets related to the SmartNeedle® and pdACCESS® Doppler guided needle access business from Escalon a division of Escalon Medical Corporation.  Under the terms of the agreement the Company paid Escalon a total of $5,544,000, consisting of $5,000,000 paid in cash at April 30, 2010, and $544,000 which was paid upon successful completion of the transfer of the manufacturing processes from Escalon to the Company along with all fixed assets and inventory.  The SmartNeedle and pdACCESS products consist of a hand-held monitor and one-time use needles designed to provide auditory ultrasound guided access to arteries and veins during catheterization procedures.  This acquisition provides the Company with additional products that fit nicely into the Company’s product portfolio allowing the Company to sell the acquired products directly into their existing customer base to generate incremental revenue.

In addition to the SmartNeedle and pdACCESS products, the Company has acquired the assets related to the new VascuView TAP™ visual ultrasound system and will pay Escalon a one-time cash contingent consideration

15. Acquisitions and IPR&D Charges (Continued)

payment in an amount equal to 25% of the net sales of the VascuView TAP products sold between July 1, 2010 and June 30, 2011.  No amount has been recorded related to the contingent consideration at December 31, 2010.

The Company accounted for the transaction as a business combination in the second quarter of 2010.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price was allocated as follows:

Inventory and equipment	$679,000
Purchased technology	2,500,000
Other intangibles	750,000
Goodwill	1,615,000
$5,544,000

Amortizable Acquired Assets

Purchased technology.  Purchased technology consists of $2,500,000 of developed technology acquired. The SmartNeedle and pdACCESS products consist of a hand-held monitor and one-time use needles designed to provide auditory ultrasound guided access to arteries and veins during catheterization procedures.  The technology was valued using the income method utilizing a discounted cash flow model. The Company is amortizing the technology assets on a straight line basis over their estimated useful lives of nine years.

Other intangibles.  Other intangibles consist of $500,000 representing trademarks and trade names and $250,000 representing customer relationships.   The trademark and trade names include both the SmartNeedle and pdACCESS names under which the products were being sold.  The customer relationships relate to the ability to sell existing and future services to existing customers of Escalon.  The fair value of trademarks and trade names and customer relationships has been estimated using the income method utilizing a discounted cash flow model. The Company is amortizing the trademark and trade name intangible assets on a straight line basis over their estimated useful life of approximately ten years.  Customer relationship intangibles assets are being amortized on a straight line basis over their estimated useful life of approximately nine years.

The weighted average amortization period for total amortizable intangible assets acquired in connection with the acquisition of Escalon is nine years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.  All of the goodwill is expected to be deductible for income tax purposes.

Since the acquisition date, the Company has recognized revenue of $2,389,000 and net income of approximately $423,000 relating to the SmartNeedle and pdACCESS products through December 31, 2010.

15. Acquisitions and IPR&D Charges (Continued)

Radius Medical Technologies, Inc.

On October 20, 2010, the Company acquired the assets related to the snare and retrieval product line business from Radius Medical Technologies, Inc. and Radius Medical, LLC (collectively, Radius).  Under the terms of the agreement the Company agreed to pay Radius a total of $6,500,000, consisting of $5,000,000 paid in cash at October 20, 2010 and $1,500,000 payable in cash upon successful completion of the transfer of the manufacturing processes from Radius to the Company.  In addition, Radius will be entitled to receive an annual cash contingent consideration payment based on 25% of the net sales of the acquired products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  The range of possible contingent consideration payments is from $-0- if no sales are made in excess of the thresholds, to an undeterminable amount as the agreement does not contain a cap on the payment amounts.  At December 31, 2010, the Company has recorded a liability for these contingent consideration payments in the amount of $896,000.  The snare and retrieval products lines expand the Company’s current offering of snare and retrieval products and allow the Company to expand into international markets.

The Company accounted for the transaction as a business combination in the fourth quarter of 2010.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price will be allocated as follows:

Inventory and equipment	$179,000
Purchased technology	2,700,000
Other intangibles	500,000
Goodwill	4,017,000
$7,396,000

Amortizable Acquired Assets

Purchased technology.  Purchased technology consists of $2,700,000 of developed technology acquired. The Radius snare and retrieval products are designed for use in the retrieval and manipulation of objects within the cardiovascular system using minimally invasive surgical procedures.  The technology was valued using the income method utilizing a discounted cash flow model. The Company is amortizing the technology assets on a straight line basis over their estimated useful lives of ten years.

Other intangibles.  Other intangibles consist of $500,000 representing trademarks and trade names relating to the MICRO Elite, QUATTRO Elite, and EXPRO Elite products.  The fair value of trademarks and trade names was been estimated using the income method utilizing a discounted cash flow model. The Company is amortizing the trademark and trade name intangible assets on a straight line basis over their estimated useful life of approximately ten years.

The weighted average amortization period for total amortizable intangible assets acquired in connection with the acquisition of the Radius snare and retrieval products is ten years.

15. Acquisitions and IPR&D Charges (Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.  All of the goodwill is expected to be deductible for income tax purposes.

The Company was the sole U.S. distributor of Radius snare and retrieval products prior to the acquisition, and since the acquisition date, the Company has recognized additional international revenue of $36,000 and net income of approximately $15,000 relating to the international sales of Radius snare and retrieval products through December 31, 2010.  These amounts do not include the Company’s U.S. revenue since the acquisition date of $195,000 and net income of approximately $10,000 relating to sales of Radius snare and retrieval products through December 31, 2010.

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of Escalon and Radius as if the acquisition had occurred at the beginning of each of the periods presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition:

	Years Ended December 31,
	2010	2009

Revenue	$80,005,000	$72,718,000
Net income	20,937,000	5,681,000
Net income per share
Basic	$1.27	$0.35
Diluted	$1.23	$0.34

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and income taxes to reflect the Company’s effective tax rate for the periods presented.

16. Quarterly Financial Data (Unaudited, in Thousands, Except per Share Data)

2010	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue:
Product	$20,664	$19,626	$19,262	$17,867
License and collaboration	213	235	254	322
Total revenue	20,877	19,861	19,516	18,189

Selected costs and expenses:
Product	7,076	6,932	6,510	5,947
Collaboration	–	23	42	110
Total selected costs and expenses:	7,076	6,955	6,552	6,057

Operating income	3,433	2,133	2,436	5,580

Net income	14,972	1,464	1,475	3,466

Basic net income per share	$0.90	$0.09	$0.09	$0.21
Diluted net income per share	$0.87	$0.09	$0.09	$0.21

2009
Revenue:
Product	$17,712	$16,817	$16,781	$15,416
License and collaboration	510	411	385	395
Total revenue	18,222	17,228	17,166	15,811

Selected costs and expenses:
Product	6,219	5,718	5,765	5,215
Collaboration	295	199	173	183
Total selected costs and expenses:	6,514	5,917	5,938	5,398

Operating income	2,228	2,178	2,247	1,513

Net income	1,623	1,431	1,386	938

Basic net income per share	$0.10	$0.09	$0.09	$0.06
Diluted net income per share	$0.10	$0.09	$0.09	$0.06

17. Subsequent Events

On January 27, 2011, the Company completed the acquisition from Zerusa Limited (Zerusa) of the assets related to Zerusa’s Guardian hemostasis valve product line.  Under the terms of the agreement the Company agreed to pay Zerusa a total of 3,150,000 Euros ($4,297,000), consisting of 2,850,000 Euros ($3,888,000) paid in cash at January 27, 2011 and 300,000 Euros ($409,000) payable in cash six months after the close.  The final payment amount is subject to adjustment based upon the value of inventory transferred and unforeseen obligations incurred.  Following the acquisition, the Company has established a subsidiary in Ireland and retained three key Zerusa employees to complete the development of products currently under design and run the operations of this new entity.

17. Subsequent Events (Continued)

The Company will account for the transaction as a business combination in the first quarter of 2011.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

Vascular Solutions, Inc.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year

YEAR ENDED DECEMBER 31, 2010:
Sales return allowance	$45,000	$–	$–	$45,000
Allowance for doubtful accounts	105,000	33,000	(23,000)	115,000
Total	$150,000	$33,000	$(23,000)	$160,000

YEAR ENDED DECEMBER 31, 2009:
Sales return allowance	$25,000	$20,000	$–	$45,000
Allowance for doubtful accounts	95,000	62,000	(52,000)	105,000
Total	$120,000	$82,000	$(52,000)	$150,000

YEAR ENDED DECEMBER 31, 2008:
Sales return allowance	$40,000	$–	$(15,000)	$25,000
Allowance for doubtful accounts	90,000	58,000	(53,000)	95,000
Total	$130,000	$58,000	$(68,000)	$120,000