Form 10-Q
period 2011-03-31
VASCULAR SOLUTIONS INC
filed 2011-04-19
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Not Applicable
(Former name, former address and former
fiscal year, if changed since last report)
_____________________________________

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

The registrant had 16,946,741 shares of common stock, $.01 par value per share, outstanding as of April 14, 2011.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets
	March 31, 2011	December 31, 2010
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$14,386,000	$17,360,000
Accounts receivable, net of reserves of $210,000 and $160,000 in 2011 and 2010, respectively	11,443,000	11,055,000
Inventories	13,644,000	12,601,000
Prepaid expenses	1,776,000	1,760,000
Current portion of deferred tax assets	6,000,000	6,000,000
Total current assets	47,249,000	48,776,000

Property and equipment, net	5,338,000	5,320,000
Goodwill	8,292,000	5,825,000
Intangible assets, net	7,810,000	6,146,000
Deferred tax assets, net of current portion and liabilities	11,485,000	12,390,000
Total assets	$80,174,000	$78,457,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,435,000	$2,718,000
Accrued compensation	2,831,000	3,208,000
Accrued expenses	2,979,000	2,345,000
Accrued royalties	606,000	607,000
Current portion of deferred revenue and contingent consideration	987,000	971,000
Total current liabilities	10,838,000	9,849,000

Long-term deferred revenue and contingent consideration, net of current portion	4,293,000	4,505,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,016,030 – 2011; 16,889,360 – 2010	170,000	169,000
Additional paid-in capital	89,902,000	90,805,000
Accumulated other comprehensive earnings	215,000	84,000
Accumulated deficit	(25,244,000)	(26,955,000)
Total shareholders’ equity	65,043,000	64,103,000
Total liabilities and shareholders’ equity	$80,174,000	$78,457,000

See accompanying notes.
Note:  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)

Revenue:
Product revenue	$21,071,000	$17,867,000
License and collaboration revenue	213,000	322,000
Total revenue	21,284,000	18,189,000

Product costs and operating expenses:
Cost of goods sold	7,228,000	5,947,000
Collaboration expenses	–	110,000
Research and development	2,379,000	2,464,000
Clinical and regulatory	1,102,000	707,000
Sales and marketing	6,315,000	5,603,000
General and administrative	1,333,000	1,307,000
Litigation	–	(3,529,000)
Amortization of purchased technology and intangibles	197,000	–
Total product costs and operating expenses	18,554,000	12,609,000

Operating earnings	2,730,000	5,580,000

Other earnings (expenses):
Interest earnings	4,000	10,000
Interest expense	(3,000)	(5,000)
Foreign exchange gain (loss)	39,000	(23,000)

Earnings before income taxes	2,770,000	5,562,000

Income tax expense	(1,059,000)	(2,096,000)
Net earnings	$1,711,000	$3,466,000

Net earnings per share – basic	$0.10	$0.21
Net earnings per share – diluted	$0.10	$0.21

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Operating activities
Net earnings	$1,711,000		$3,466,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	503,000		388,000
Amortization	197,000		–
Stock-based compensation	490,000		450,000
Deferred taxes, net	905,000		1,918,000
Change in allowance for doubtful accounts	50,000		(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(437,000)		(160,000)
Inventories	(1,029,000)		(1,646,000)
Prepaid expenses	(15,000)		160,000
Accounts payable	716,000		1,149,000
Accrued compensation and expenses	(127,000)		356,000
Amortization of deferred license fees and other deferred revenue	(197,000)		(251,000)
Net cash provided by operating activities	2,767,000		5,810,000

Investing activities
Purchase of property and equipment	(467,000)		(437,000)
Cash paid for acquisition	(3,882,000)		–
Net cash used in investing activities	(4,349,000)		(437,000)

Financing activities
Repurchase of common shares	(1,534,000)		(980,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	143,000		183,000
Net cash used in financing activities	(1,391,000)		(797,000)

Effect of exchange rate changes on cash and cash equivalents	(1,000)		–
Increase (decrease) in cash and cash equivalents	(2,974,000)		4,576,000
Cash and cash equivalents at beginning of period	17,360,000		17,794,000
Cash and cash equivalents at end of period	$14,386,000		$22,370,000

Supplemental disclosure of cash flow
Cash paid for interest	$3,000		$2,000
Cash paid (received) for taxes	$81,000	$	(151,000)

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)           Basis of Presentation

The accompanying unaudited consolidated financial statements of Vascular Solutions, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.  Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	Net Earnings per Share

In accordance with Accounting Standards Codification (“ASC”) 260-10-55, basic net earnings per share for the three months ended March 31, 2011 and 2010 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period.

Weighted average common shares outstanding for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
	(unaudited)
Weighted average shares outstanding – basic	16,649,000	16,275,000
Weighted average shares outstanding – diluted	17,241,000	16,866,000

(3)           Comprehensive Earnings

Comprehensive earnings for the Company include net earnings and foreign currency translation. Comprehensive earnings for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
	(unaudited)

Net earnings	$1,711,000	$3,466,000
Foreign currency translation adjustments	131,000	–
Comprehensive earnings	$1,842,000	$3,466,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

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

The Company also generates revenues from license agreements and research collaborations and recognizes these revenues when earned.  In accordance with ASC 605, for revenues which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605-10-S99.

In addition, the Company has reviewed the provisions of ASC 808 for Collaborative Arrangements, and has determined this ASC has no impact on the amounts recorded under these agreements.

In accordance with ASC 605-45-45, the Company includes shipping and handling revenues in net revenue, and shipping and handling costs in cost of sales.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(5)           Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	March 31, 2011	December 31, 2010
	(unaudited)

Raw materials	$6,652,000	$6,277,000
Work-in process	1,134,000	1,217,000
Finished goods	5,858,000	5,107,000
	$13,644,000	$12,601,000

(6)           Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the three months ended March 31, 2011 are as follows:

	Three Months Ended March 31, 2011
	Goodwill	Acquired Intangibles
	(unaudited)
Balance at December 31, 2010	$5,825,000	$6,146,000
Amortization	–	(197,000)
Acquisition	2,424,000	1,800,000
Foreign currency translation adjustments	43,000	61,000
Balance at March 31, 2011	$8,292,000	$7,810,000

(7)           Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts was $165,000 and $115,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At March 31, 2011 and December 31, 2010, the sales and return allowance was $45,000.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $210,000 and $160,000 at March 31, 2011 and December 31, 2010, respectively.

(8)           Concentrations of Credit and Other Risks

In the United States the Company sells its products directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either March 31, 2011 or December 31, 2010.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the three month periods ended March 31, 2011 and 2010 was 85% and 86% in the United States and 15% and 14% in international markets, respectively.  No single customer represented greater than 10% of the total net revenue for the three months ended March 31, 2011 and 2010.

(9)           Dependence on Key Suppliers

King Pharmaceuticals

The Company purchases certain key components from single-source suppliers.  Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations.  The Company purchases its requirements for thrombin (a component in the Hemostat products) under a Thrombin-JMI® Supply Agreement entered into with King Pharmaceuticals, Inc. (“King”) on January 9, 2007.  King was acquired by Pfizer, Inc. on February 28, 2011.  Under the terms of the Thrombin-JMI Supply Agreement, King agrees to manufacture and supply thrombin to the Company on a non-exclusive basis.  The Thrombin-JMI Supply Agreement does not contain any minimum purchase requirements.  King agrees to supply the Company with such quantity of thrombin as the Company may order at a fixed price throughout the term of the Thrombin-JMI Supply Agreement as adjusted for inflation, variations in potency and other factors.  The Thrombin-JMI Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including: (i) termination by King without cause any time after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to the Company, and (ii) termination by the Company without cause anytime after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to King provided that the Device Supply Agreement, which the Company also entered into with King on January 9, 2007, has expired on its terms or the parties have agreed to terminate it.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(10)         Commitments and Contingencies

Marine Polymer Technologies, Inc. Litigation

On May 11, 2005 the Company initiated a lawsuit for product disparagement and false advertising against Marine Polymer Technologies, Inc., a Delaware corporation (Marine Polymer).  In the lawsuit, the Company alleged that Marine Polymer made defamatory and disparaging statements concerning the Company’s D-Stat® Dry hemostatic bandage.  The Company sought relief in the form of an injunction to enjoin Marine Polymer from continuing to defame and disparage the Company’s products, damages as a result of such statements, and other costs, disbursements and attorneys’ fees.  Marine Polymer brought a counter-claim against the Company including, among other claims, business defamation and product disparagement for statements allegedly made by the Company concerning Marine Polymer’s Syvek® brand patch.  Marine Polymer sought relief in the form of monetary damages, costs, disbursements and attorneys’ fees.  The trial commenced on March 24, 2008 in the United States District Court for the District of Massachusetts.  At the conclusion of the trial on April 7, 2008 the jury returned a verdict in favor of the Company and against Marine Polymer for product disparagement concerning statements made regarding the safety of the Company’s D-Stat Dry hemostat product.  In its verdict, the jury found that Marine Polymer’s statements were false and disparaged the D-Stat Dry product and awarded the Company $4,500,000 in monetary damages.  The jury rejected Marine Polymer’s counter-claims in their entirety.  Following post trial motions, on June 30, 2008, the Court upheld the jury verdict, granted the Company’s request for a permanent injunction against Marine Polymer for the statements that the jury found were false, and added prejudgment interest on the jury verdict award in the amount of $592,000.

On July 14, 2008, Marine Polymer filed a Notice of Appeal with the U.S. First Circuit Court of Appeals seeking to overturn the monetary damages and injunction issued against them.  On December 23, 2009, the U.S. First Circuit Court of Appeals affirmed the judgment against Marine Polymer for product disparagement.  As a result, the permanent injunction issued at the conclusion of the trial remains in effect, prohibiting Marine Polymer and its representatives from making, publishing or disseminating certain disparaging statements concerning the safety of our D-Stat products.  Addressing the jury’s award of $4.5 million in damages, the Court determined that, due to differences in opinion among the judges, the Company could either accept a $2.7 million award of damages (plus interest) or insist upon a new trial limited to the issue of determining the reasonable amount of damages.  The Company accepted the $2.7 million award of damages plus interest and on January 22, 2010, the Company received $3.56 million as payment in full for the judgment.  This amount was recorded as a litigation gain in the first quarter of 2010.

AngioDynamics, Inc. Litigation

On July 29, 2009, AngioDynamics, Inc. (“AngioDynamics”) filed a lawsuit against the Company in the U.S. District Court for the District of Delaware, alleging that the Company infringed U.S. Patent No. 7,273,478 and U.S. Patent No. 7,559,329.  Specifically, AngioDynamics alleged that doctors using the Company’s Bright Tip fibers and procedure kits are using the methods claimed in those patents, and accused the Company of inducing and contributing to infringement.  On December 1, 2009, the Company filed its answer, a counterclaim, and a motion to transfer the case to the U.S. District Court for the District of Minnesota.  On July 30, 2010 the U.S. District Court for the District of Delaware granted the Company’s motion to transfer the lawsuit to the U.S. District Court for the District of Minnesota.  On December 21, 2010, the Company entered into a settlement agreement with AngioDynamics for the purpose of resolving the lawsuit.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

From time to time, the Company is involved in additional legal proceedings arising in the normal course of business.  As of the date of this report the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

King Agreements

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply Agreement and a Thrombin-JMI Supply Agreement (See Note 9).  King was acquired by Pfizer, Inc. on February 28, 2011.  Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad®, Thrombi-Gel® and Thrombi-Paste® to King in exchange for a one-time license fee of $6,000,000.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for two separate $1,000,000 milestone payments; one upon the first commercial sale of Thrombi-Gel (which was received on May 31, 2007), and one upon the first commercial sale of Thrombi-Paste.  The Company is amortizing the $6,000,000 license fee on a straight-line basis over 10 years.  The Company is amortizing the $1,000,000 milestone payment that was received on May 31, 2007 over the remaining 10-year license period, and will amortize the additional $1,000,000 milestone payment for the Thrombi-Paste product over the remaining 10-year license period if it is received.  The unamortized license fee was $4,064,000 and $4,241,000 at March 31, 2011 and December 31, 2010, respectively.  The amortization of license fee was $177,000 for the three months ended March 31, 2011 and 2010, respectively.

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

The agreement also includes provisions requiring the Company to pay Nicolai, GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term.  The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH.  The unamortized license fee was $291,000 and $327,000 at March 31, 2011 and December 31, 2010, respectively.  The amortization of license fee was $36,000 for the three months ended March 31, 2010 and 2009, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(11)         Lines of Credit

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

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying annual lease expense by six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments.  The covenant is computed quarterly based on a rolling 12-month period.  The Company was in compliance with the covenant as of March 31, 2011.

As of March 31, 2011, the Company had no outstanding balance against the revolving credit agreement.  Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of March 31, 2011.

(12)         Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the three month periods ended March 31, 2011 and March 31, 2010, the Company recorded a provision for taxes of $1,059,000 and $2,096,000 on earnings before tax of $2,770,000 and $5,562,000, resulting in an effective income tax rate of 38% for both periods, respectively.  The difference between the effective tax rates of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  The Company considers projected future taxable earnings and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.

Based upon the Company’s assessment of all available evidence, including previous three year cumulative earnings before unusual and infrequent expenses, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will be able to realize a portion of the deferred tax assets in the future, and as a result recorded an income tax benefit of $12,491,000 for the year ended December 31, 2010.  To determine the amount of the reduction in the valuation allowance as of December 31, 2010, the Company used a discounted projection of its revenue and earnings for the years ending December 31, 2011 through 2015.  The amount of the valuation allowance reduction at December 31, 2010, was based on the Company’s projected discounted taxable earnings.  The Company continues to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Effective January 1, 2007, the Company adopted ASC 740.  Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of ASC 740 had no effect on shareholders’ equity.  The Company has recorded an ASC 740 reserve of $871,000 as of March 31, 2011 and December 31, 2010.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  For the three months ended March 31, 2011, the Company has recorded $0 for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland, Germany and various state jurisdictions.  During 2010, the Company’s 2008 U.S. Federal 1120 tax filing was under exam by the U.S. Internal Revenue Service.  On March 3, 2011, the Company received a final clearance letter from the U.S. Internal Revenue Service stating there were no findings or adjustments proposed to the Company.  Remaining open tax years at March 31, 2011 are 2008 through 2010.

 (13)        Acquisitions

Zerusa Limited

On January 27, 2011, the Company entered into an asset purchase agreement of substantially all the assets of Zerusa Limited (“Zerusa”), a Galway, Ireland based medical device company engaged in the manufacture and distribution of the Guardian® hemostasis valves.  Under the terms of the agreement the Company agreed to pay Zerusa a total of 3,150,000 Euros ($4,291,000), consisting of 2,850,000 Euros ($3,882,000) paid in cash at January 27, 2011 and 300,000 Euros ($409,000) payable in cash six months after the close.  The final payment amount is subject to adjustment based upon the value of inventory transferred and unforeseen obligations incurred.  At March 31, 2011, the Company has accrued 270,000 Euros ($370,000) for the final payment.  The Guardian hemostasis valves are designed to maintain hemostasis during interventional catheterization procedures through a novel sealing system which allows simple introductions and removal of interventional devices while providing the option to lock guidewires in place.

The Company accounted for the transaction as a business combination in the first quarter of 2011.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price will be allocated as follows:

Inventory and equipment	$67,000
Purchased technology	1,000,000
Other intangibles	800,000
Goodwill	2,424,000
$4,291,000

The purchased technology and other intangible assets have an estimated useful life of 11 years.  The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

The Company was the sole U.S. distributor of Guardian hemostasis valves prior to the acquisition, and as of March 31, 2011, the Company has recognized additional international revenue of $86,000 relating to the sales of Guardian hemostasis valves since January 27, 2011.

Radius Medical Technologies, Inc.

On October 20, 2010, the Company acquired the assets related to the snare and retrieval product line business from Radius Medical Technologies, Inc. and Radius Medical, LLC (collectively, “Radius”).  Under the terms of the agreement the Company agreed to pay Radius a total of $6,500,000, consisting of $5,000,000 paid in cash at October 20, 2010 and $1,500,000 payable in cash upon successful completion of the transfer of the manufacturing processes from Radius to the Company.  In addition, Radius will be entitled to receive an annual cash contingent consideration payment based on 25% of the net sales of the acquired products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  The range of possible contingent consideration payments is from $-0- if no sales are made in excess of the thresholds, to an undeterminable amount as the agreement does not contain a cap on the payment amounts.  At March 31, 2011 and December 31, 2010, the Company has recorded a liability for these contingent consideration payments in the amount of $896,000.  The snare and retrieval product lines expand the Company’s current offering of snare and retrieval products and allows the Company to expand into international markets.

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
$7,396,000

The purchased technology and other intangible assets have an estimated useful life of 10 years.  The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.

The Company was the sole U.S. distributor of Radius snare and retrieval products prior to the acquisition, and in the quarter ended March 31, 2011, the Company has recognized additional international revenue of $74,000 relating to the sales of Radius snare and retrieval products.

Escalon Vascular Access, Inc.

On April 30, 2010, the Company acquired the assets related to the SmartNeedle® and pdACCESS® Doppler guided needle access business from Escalon, a division of Escalon Medical Corporation.  Under the terms of the agreement the Company paid Escalon a total of $5,544,000, consisting of $5,000,000 paid in cash at April 30, 2010, and $544,000 which was paid upon successful completion of the transfer of the manufacturing processes from Escalon to the Company along with all fixed assets and inventory.  The SmartNeedle and pdACCESS products consist of a hand-held monitor and one-time use needles designed to provide auditory ultrasound guided access to arteries and veins during catheterization procedures.  This acquisition provides the Company with additional products that fit nicely into the Company’s product portfolio allowing the Company to sell the acquired products directly into their existing customer base to generate incremental revenue.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

In addition to the SmartNeedle and pdACCESS products, the Company has acquired the assets related to the new VascuView TAP™ visual ultrasound system and will pay Escalon a one-time cash contingent consideration payment in an amount equal to 25% of the net sales of the VascuView TAP products sold between July 1, 2010 and June 30, 2011.  No amount has been recorded related to the contingent consideration at March 31, 2011.

The Company accounted for the transaction as a business combination in the second quarter of 2010.   In accordance with ASC 805 the purchase price was allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price was allocated as follows:

Inventory and equipment	$679,000
Purchased technology	2,500,000
Other intangibles	750,000
Goodwill	1,615,000
$5,544,000

The purchased technology and other intangible assets have an estimated useful life of 9 – 10 years.  The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.

The Company has recognized revenue of $942,000 in the quarter ended March 31, 2011 relating to the SMARTNEEDLE and pdACCESS products.

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of Escalon, Radius and Zerusa as if the acquisition had occurred at the beginning of each of the periods presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition:

	Three Months Ended March 31,
	2011	2010

Revenue	$21,356,000	$19,317,000
Net earnings	1,698,000	3,311,000
Net earnings per share
Basic	$0.10	$0.20
Diluted	$0.10	$0.20

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and income taxes to reflect the Company’s effective tax rate for the periods presented.

(14)         Products and Services

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

•	Vein products, principally consisting of the Vari-Lase® endovenous laser, a laser console and procedure kit used for the treatment of varicose veins.

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Three Months Ended March 31,
	2011		2010
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$12,565,000	41%	$8,887,000	25%
Hemostat products	5,834,000	(8%)	6,372,000	9%
Vein products	2,672,000	2%	2,608,000	7%
Total product revenue	21,071,000	18%	17,867,000	16%
License and collaboration	213,000	(34%)	322,000	(18%)
Total revenue	$21,284,000	17%	$18,189,000	15%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

Vascular Solutions, Inc. (“we”, “us” or “Vascular”) is a medical device company focused on bringing solutions to interventional cardiologists and interventional radiologists.  As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices, and then deliver those products directly to the physician through our direct domestic sales force and international distribution network.  We continue to develop new products and new applications for our existing products.

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

The interventional medical device industry is characterized by intense competition, rapidly-evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•
The future regulatory approval of newly-developed products.  Any new products that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before they can be sold.  The requirements for obtaining product approval have undergone change, and the FDA has proposed additional changes to the product approval process in 2010.  We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•
Successfully integrating acquired products into our existing operations.  The acquisition of products complementary to our existing product portfolio and customer call point provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.  In April 2010 we acquired the SmartNeedle® and pdACCESS needle access products from Escalon Vascular Access, Inc. (“Escalon”) (see Note 13 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q) and integrated those products into our operations.   In October 2010, we acquired the snare and retrieval products from Radius Medical Technologies, Inc. (“Radius”) (see Note 13 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q) and are in the process of integrating those products into our operations.  In January 2011, we acquired the Guardian® hemostasis valve products from Zerusa Limited (“Zerusa”) and have established a subsidiary in Ireland to continue the manufacturing of these products.

•
Managing intellectual property.  The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas.  To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue.  While we are not currently involved in any intellectual property litigation, we have been so in the recent past (See “Legal Proceedings” In Item 1 of Part II of this Form 10-Q).  Managing intellectual property assets and claims is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2011	2010
Revenue:
Product revenue	99%	98%
License and collaboration revenue	1%	2%
Total revenue	100%	100%

Product costs and operating expenses:
Cost of goods sold	34%	33%
Collaboration expenses	-	1%
Research and development	11%	13%
Clinical and regulatory	5%	4%
Sales and marketing	30%	31%
General and administrative	6%	7%
Litigation	-	(20%)
Amortization of purchased technology and intangibles	1%	-
Total product costs and operating expenses	87%	69%
Operating earnings	13%	31%
Other earnings and expenses, net	-	-
Earnings before income taxes	13%	31%
Income taxes	(5%)	(12%)
Net earnings	8%	19%

Three months ended March 31, 2011, compared to three months ended March 31, 2010

Net revenue increased 17% to $21,284,000 for the quarter ended March 31, 2011 from $18,189,000 for the quarter ended March 31, 2010.  Net revenue related to our acquisition of the SMARTNEEDLE and pdACCESS products, and the additional international revenue related to the Radius snare products and Zerusa Guardian hemostasis valves was $1,102,000 for the quarter ended March 31, 2011, accounting for 36% of the overall revenue increase.  New product introductions, which consist of any product that had no sales in the comparable period in 2010, represented 5% of the overall increase in revenue for the quarter ended March 31, 2011.  Product pricing represented 1% of the overall increase in revenue for the quarter ended March 31, 2011.  An increase in the volume of existing product sales constituted the remainder of the increase in revenue for the quarter ended March 31, 2011 from the same quarter in 2010.  Approximately 85% and 86% of our net revenue was earned in the United States and 15% and 14% of our net revenue was earned in international markets for the three months ended March 31, 2011, and the three months ended March 31, 2010.

We recognized $213,000 and $212,000 of licensing revenue during the three month periods ending March 31, 2011 and 2010, respectively, as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai.  We also recognized $-0- and $110,000 of collaboration revenue during the three month periods ending March 31, 2011 and 2010, respectively, as a result of performing clinical and development work for Pfizer (King) under the Device Supply Agreement.

Gross margin across all product lines remained relatively constant at 66% for the quarter ended March 31, 2011, compared to 67% for the quarter ended March 31, 2010.  We expect product gross margins to be in the range of 65.5% to 66.5% for the remainder of 2011, subject to changes in our selling mix between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry.

Research and development expense for the first quarter of 2011 totaled $2,379,000, or 11% of revenue, compared to $2,464,000, or 13% of revenue, for the first quarter of 2010.  Research and development expenses for the first quarter of 2011 have remained flat on a dollar basis compared to the first quarter of 2010.  We expect our continuing research and development expenses to be approximately 10% to 12% of revenue during 2011 as we continue to pursue additional new products and to move our longer term development projects forward.

Clinical and regulatory expense for the first quarter of 2011 totaled $1,102,000, or 5% of revenue, compared to $707,000, or 4% of revenue, for the first quarter of 2010.  Clinical and regulatory expenses have increased as we hired additional employees to strengthen our expertise in the regulatory and quality areas in response to the changes within the Food and Drug Administration requirements in 2010.  We expect clinical and regulatory expenses to be approximately 5% of revenue in the remainder of 2011.

Sales and marketing expense for the first quarter of 2011 totaled $6,315,000, or 30% of revenue, compared to $5,603,000, or 31% of revenue, for the first quarter of 2010.  The decline in sales and marketing expenses as a percentage of revenue primarily resulted from maintaining our direct sales force at approximately 90 full-time employees while continuing to grow revenue.  We expect to maintain the same relative size of our direct sales force for the remainder of 2011.  As a result, we expect our sales and marketing expenses will continue to decline as a percentage of revenue to between 26% and 27% of revenue by the end of 2011.

General and administrative expense for the first quarter of 2011 totaled $1,333,000, or 6% of revenue, compared to $1,307,000, or 7% of revenue, for the first quarter of 2010.  General and administrative expenses have remained relatively flat on a dollar basis compared to the first quarter of 2010.  We expect general and administrative expenses to be approximately 6% to 7% of revenue for the remainder of 2011.

Litigation earnings for the first quarter of 2010 were $3,529,000, or 20% of revenue.  The litigation earnings resulted from an award of damages the Company received in the Marine Polymer Technologies, Inc. litigation.  For a complete discussion of litigation matters, see Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Amortization of purchased technology and other intangibles was $197,000 and $-0- for the three months ended March 31, 2011 and 2010.  The amortization resulted from our purchase of the Escalon SMARTNEEDLE and pdACCESS products in April 2010; the Radius snare products in October 2010; and the Zerusa Guardian hemostasis valves in January 2011.  As part of these asset purchases, we allocated a total of $8,250,000 to purchased technology and other intangibles that are being amortized over a period of 9 – 11 years.  For a complete discussion of these acquisitions, see Note 13 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Income tax expense was $1,059,000 for the three months ending March 31, 2011 on earnings before tax of $2,770,000, resulting in an effective income tax rate of 38%.  The difference between the effective tax rate of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.  For the three months ended March 31, 2010, income tax expense was $2,096,000 on earnings before tax of $5,562,000, resulting in an effective income tax rate of 38%.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $14,386,000 at March 31, 2011 compared to $17,360,000 in cash and cash equivalents at December 31, 2010, a decrease of $2,974,000.  A large portion of our cash equivalents are invested in a money market fund invested in all types of high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $2,767,000 of cash from operations for the three months ended March 31, 2011, resulting from our earnings before taxes of $2,770,000 since essentially all of our income taxes are offset by our deferred tax assets.  In the first quarter of 2011 we increased our inventory by $1,029,000 from December 31, 2010, which was in line with our revenue growth and expectations.  We incurred $1,190,000 of non-cash depreciation, amortization and stock compensation during the three months ended March 31, 2011, which off-set the use of cash for the inventory increase.

Cash used for investing activities.  We used $4,349,000 of cash in investing activities for the three months ended March 31, 2011.  We used $3,882,000 of cash in the purchase of the Guardian hemostasis valve assets from Zerusa.  We also incurred capital expenditures of $467,000 relating to purchasing additional manufacturing equipment, expanding our extrusion capabilities and purchasing additional research and development equipment.

Cash used in financing activities.  We used $1,391,000 of cash in financing activities for the three months ended March 31, 2011.  We used $1,042,000 of cash to repurchase 94,974 common shares on the open market under our stock repurchase plan, and we used $492,000 of cash to repurchase 45,482 shares that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.  These purchases were offset by our receipt of $143,000 upon the exercise of outstanding stock options.

We have a $10 million revolving line of credit with US Bank, which has a 12-month term, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest on all of our assets.  As of March 31, 2011, we were in compliance with the bank covenant and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $36.4 million at March 31, 2011 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2011.

Contractual Obligations

The following table summarizes our contractual cash commitments as of March 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$3,904,000	$818,000	$1,752,000	$1,334,000	$-
Payment to Radius	1,500,000	1,500,000	-	-	-
Payment to Zerusa	370,000	370,000	-	-	-
Total	$5,774,000	$2,688,000	$1,752,000	$1,334,000	$-

Not included in the table above are the expected payments for contingent consideration related to our acquisition of the Radius snare products in October 2010.  The contingent consideration payments are based on 25% of the net sales of the snare and retrieval products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  This amount was not included in the table above due to our inability to predict the amount and timing of the cash portion of the payments (see Note 13 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).

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

The material accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and which require complex management judgment are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption “Critical Accounting Policies.”

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act.  Forward-looking statements such as these are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements.   We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with defense of patent infringement lawsuits, adoption of our new products, limited profitability, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.  This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.   We undertake no obligation to and do not intend to revise or update publicly any forward-looking statement for any reason.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables.  We maintain our accounts for cash and cash equivalents principally at one major bank in the United States and one major bank in Ireland.  We have a formal written investment policy that limits our investments to investments in issuers evaluated as creditworthy.  We have not experienced any losses on our deposits of our cash and cash equivalents.

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivables.

In the United States we sell our products directly to hospitals and clinics.  In international markets, we sell our products to independent distributors who, in turn, sell to hospitals.  Sales to independent distributors are denominated in United States dollars, with the exception of sales to Germany, where sales are denominated in Euros.  Sales to distributors out of our new subsidiary in Ireland are also denominated in Euros.

We distribute certain products on behalf of certain U.S. and international manufacturers.  We pay for all distributed products in United States dollars.

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $27,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in euros with our subsidiary in Ireland and our German distributor Nicolai, GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates.  Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR.  We thus would be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  As we had no amounts outstanding on the line of credit at March 31, 2011, we have no exposure to interest rate changes on this credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we will be exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $14,000 on an annual basis.

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

During the fiscal quarter ended March 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The legal proceedings for the Marine Polymer Technologies, Inc. litigation and AngioDynamics, Inc. litigation as described in Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated into this Item 1 of Part II by reference.

From time to time, we are involved in additional legal proceedings arising in the normal course of business.  As of the date of this report we are not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

Item 1A, (“Risk Factors”) of our most recently filed Annual Report on Form 10-K for the year ended December 31, 2010 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  There have been no material changes from the Risk Factors described in Annual Report on Form 10-K for the year ended December 31, 2010; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2011	35,568	(1)	$10.70	-	-
February 1 – 28, 2011	9,914	(1)	$11.18	-	1,000,000
March 1 – 31, 2011	94,974		$10.97	94,974	905,026

(1)  At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 35,568 shares of common stock in January and 9,914 shares of common stock in February, all at the fair market value of the common stock on the day the employees’ awards vested to satisfy income tax withholding obligations for those employees.

(2)  On February 28, 2011, our Board of Directors approved a Common Stock Repurchase Plan (the “Repurchase Plan”), whereby we have the option to repurchase up to a maximum of 1,000,000 shares of our common stock on the open market at the current market price.  The Repurchase Plan expires on December 31, 2011.

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
10.1
Asset Purchase Agreement dated January 27, 2011 by and between Vascular Solutions, Inc., Vascular Solutions Zerusa Limited and Zerusa Limited (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated January 27, 2011).

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

VASCULAR SOLUTIONS, INC.

Date: April 14, 2011	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)