Form 10-Q
period 2011-06-30
VASCULAR SOLUTIONS INC
filed 2011-08-02
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

The registrant had 17,007,064 shares of common stock, $.01 par value per share, outstanding as of August 2, 2011.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$15,472,000	$17,360,000
Accounts receivable, net of reserves of $205,000 and $160,000 in 2011 and 2010, respectively	11,425,000	11,055,000
Inventories	14,551,000	12,601,000
Prepaid expenses	1,391,000	1,760,000
Current portion of deferred tax assets	6,000,000	6,000,000
Total current assets	48,839,000	48,776,000

Property and equipment, net	5,495,000	5,320,000
Goodwill	8,341,000	5,825,000
Intangible assets, net	7,627,000	6,146,000
Deferred tax assets, net of current portion and liabilities	10,313,000	12,390,000
Total assets	$80,615,000	$78,457,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,105,000	$2,718,000
Accrued compensation	3,102,000	3,208,000
Accrued expenses	1,279,000	2,345,000
Accrued royalties	615,000	607,000
Current portion of deferred revenue and contingent consideration	990,000	971,000
Total current liabilities	9,091,000	9,849,000

Long-term deferred revenue and contingent consideration, net of current portion	4,081,000	4,505,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,011,864 – 2011; 16,889,360 – 2010	170,000	169,000
Additional paid-in capital	90,163,000	90,805,000
Accumulated other comprehensive earnings	195,000	84,000
Accumulated deficit	(23,085,000)	(26,955,000)
Total shareholders’ equity	67,443,000	64,103,000
Total liabilities and shareholders’ equity	$80,615,000	$78,457,000

See accompanying notes.
Note:  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Revenue:
Product revenue	$22,059,000	$19,262,000	$43,130,000	$37,129,000
License and collaboration revenue	212,000	254,000	425,000	576,000
Total revenue	22,271,000	19,516,000	43,555,000	37,705,000

Product costs and operating expenses:
Cost of goods sold	7,571,000	6,510,000	14,799,000	12,457,000
Collaboration expenses	–	42,000	–	152,000
Research and development	2,355,000	2,266,000	4,734,000	4,730,000
Clinical and regulatory	1,121,000	888,000	2,222,000	1,595,000
Sales and marketing	6,171,000	5,910,000	12,487,000	11,513,000
General and administrative	1,446,000	1,405,000	2,779,000	2,712,000
Litigation	–	–	–	(3,529,000)
Amortization of purchased technology and intangibles	212,000	59,000	409,000	59,000
Total product costs and operating expenses	18,876,000	17,080,000	37,430,000	29,689,000

Operating earnings	3,395,000	2,436,000	6,125,000	8,016,000

Other earnings (expenses):
Interest earnings	4,000	10,000	8,000	20,000
Interest expense	(4,000)	(5,000)	(7,000)	(10,000)
Foreign exchange gain (loss)	87,000	(35,000)	126,000	(58,000)

Earnings before income taxes	3,482,000	2,406,000	6,252,000	7,968,000

Income tax expense	(1,323,000)	(931,000)	(2,382,000)	(3,027,000)
Net earnings	$2,159,000	$1,475,000	$3,870,000	$4,941,000

Net earnings per share – basic	$0.13	$0.09	$0.23	$0.30
Net earnings per share – diluted	$0.13	$0.09	$0.23	$0.29

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2011	2010
	(unaudited)
Operating activities
Net earnings	$3,870,000	$4,941,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,026,000	800,000
Amortization	409,000	59,000
Stock-based compensation	1,186,000	1,009,000
Deferred taxes, net	2,076,000	2,714,000
Change in allowance for doubtful accounts	45,000	15,000
Changes in operating assets and liabilities:
Accounts receivable	(413,000)	(1,104,000)
Inventories	(1,945,000)	(3,329,000)
Prepaid expenses	264,000	22,000
Accounts payable	440,000	2,360,000
Accrued compensation and expenses	(52,000)	8,000
Amortization of deferred license fees and other deferred revenue	(405,000)	(485,000)
Net cash provided by operating activities	6,501,000	7,010,000

Investing activities
Purchase of property and equipment	(1,146,000)	(1,307,000)
Cash paid for acquisitions	(5,331,000)	(5,000,000)
Net cash used in investing activities	(6,477,000)	(6,307,000)

Financing activities
Repurchase of common shares	(2,548,000)	(727,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	721,000	457,000
Net cash used in financing activities	(1,827,000)	(270,000)
Increase (decrease) in cash and cash equivalents	(1,803,000)	433,000

Effect of exchange rate changes on cash and cash equivalents	(85,000)	–
Cash and cash equivalents at beginning of period	17,360,000	17,794,000
Cash and cash equivalents at end of period	$15,472,000	$18,227,000

Supplemental disclosure of cash flow
Cash paid for interest	$6,000	$7,000
Cash paid for taxes	$263,000	$100,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (“ASC”) 260-10-55, basic net earnings per share for the three and six months ended June 30, 2011 and 2010 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period.

Weighted average common shares outstanding for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Weighted average shares outstanding – basic	16,561,000	16,396,000	16,614,000	16,358,000
Weighted average shares outstanding – diluted	17,176,000	16,958,000	17,196,000	16,847,000

(3)	Comprehensive Earnings

Comprehensive earnings for the Company include net earnings and foreign currency translation. Comprehensive earnings for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net earnings	$2,159,000	$1,475,000	$3,870,000	$4,941,000
Foreign currency translation adjustments	(21,000)	–	111,000	–
Comprehensive earnings	$2,138,000	$1,475,000	$3,981,000	$4,941,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(4)	Revenue Recognition

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

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	June 30, 2011	December 31, 2010
	(unaudited)

Raw materials	$6,622,000	$6,277,000
Work-in process	1,437,000	1,217,000
Finished goods	6,492,000	5,107,000
	$14,551,000	$12,601,000

(6)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the six months ended June 30, 2011 are as follows:

	Goodwill	Acquired Intangibles
	(unaudited)

Balance at December 31, 2010	$5,825,000	$6,146,000
Amortization	–	(409,000)
Acquisition	2,434,000	1,800,000
Foreign currency translation adjustments	82,000	90,000
Balance at June 30, 2011	$8,341,000	$7,627,000

(7)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At June 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $170,000 and $115,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At June 30, 2011 and December 31, 2010, the sales and return allowance was $35,000 and $45,000, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $205,000 and $160,000 at June 30, 2011 and December 31, 2010, respectively.

(8)	Concentrations of Credit and Other Risks

In the United States the Company sells its products directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either June 30, 2011 or December 31, 2010.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the six month periods ended June 30, 2011 and 2010 was 84% and 86% in the United States and 16% and 14% in international markets, respectively.  No single customer represented greater than 10% of the total net revenue for the six months ended June 30, 2011 and 2010.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to the Company’s Vari-Lase products, and in particular the use of the Vari-Lase® Short Kit for the treatment of perforator veins.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through July 30, 2011 of less than $400,000 (0.2% of the Company’s total U.S. sales) and has not been the subject of any reported serious adverse clinical event.  The Company is fully complying with this inquiry.

From time to time, the Company is involved in additional legal proceedings arising in the normal course of business.  As of the date of this report the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

King Agreements

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply Agreement and a Thrombin-JMI Supply Agreement (See Note 9).  King was acquired by Pfizer, Inc. on February 28, 2011.  Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad®, Thrombi-Gel® and Thrombi-Paste® to King in exchange for a one-time license fee of $6,000,000.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for two separate $1,000,000 milestone payments; one upon the first commercial sale of Thrombi-Gel (which was received on May 31, 2007), and one upon the first commercial sale of Thrombi-Paste (which has not been received).  The Company is amortizing the $6,000,000 license fee on a straight-line basis over 10 years.  The Company is amortizing the $1,000,000 milestone payment that was received on May 31, 2007 over the remaining 10-year license period.  The unamortized license fee was $3,888,000 and $4,241,000 at June 30, 2011 and December 31, 2010, respectively.  The amortization of license fee was $353,000 and $352,000 for the six months ended June 30, 2011 and 2010, respectively.

Under the Device Supply Agreement the Company agreed to pursue on behalf of King a surgical indication for the use of the Thrombi-Gel and Thrombi-Paste products from the FDA.  The Device Supply Agreement requires the Company to make a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of Thrombi-Gel and a one-time payment of $2,500,000 to King if the FDA does not approve the surgical indication of Thrombi-Paste after performing a clinical study and submitting the application.  In 2009, King suspended further development of the Thrombi-Paste products.  In 2010, King suspended further work on the pursuit of a surgical indication for the Thrombi-Gel products.

On July 6, 2011, King notified the Company that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision not to proceed, the Company is not required to make either of the $2,500,000 payments to King, and instead the Company will recognize revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Starting in the fourth quarter of 2011, amortization of the deferred revenue will be $51,000 per quarter for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical use indication of the Thrombi-Gel and Thrombi-Pad® products.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

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

The agreement also includes provisions requiring the Company to pay Nicolai, GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term.  The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH.  The unamortized license fee was $255,000 and $327,000 at June 30, 2011 and December 31, 2010, respectively.  The amortization of license fee was $72,000 for the six months ended June 30, 2011 and 2010, respectively.

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

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying annual lease expense by six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments.  The covenant is computed quarterly based on a rolling 12-month period.  The Company was in compliance with the covenant as of June 30, 2011.

As of June 30, 2011, the Company had no outstanding balance against the revolving credit agreement.  Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of June 30, 2011.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(12)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the six month periods ended June 30, 2011 and June 30, 2010, the Company recorded a provision for taxes of $2,382,000 and $3,027,000 on earnings before tax of $6,252,000 and $7,968,000, resulting in an effective income tax rate of 38% for both periods, respectively.  The difference between the effective tax rates of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.

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

Effective January 1, 2007, the Company adopted ASC 740.  Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of ASC 740 had no effect on shareholders’ equity.  The Company has recorded an ASC 740 reserve of $871,000 as of June 30, 2011 and December 31, 2010.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  For the three months ended June 30, 2011, the Company has recorded $0 for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland, Germany and various state jurisdictions.  During 2010, the Company’s 2008 U.S. Federal 1120 tax filing was under exam by the U.S. Internal Revenue Service.  On March 3, 2011, the Company received a final clearance letter from the U.S. Internal Revenue Service stating there were no findings or adjustments proposed to the Company.  Remaining open tax years at June 30, 2011 are 2008 through 2010.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

The final payment amount is subject to adjustment based upon the value of inventory transferred and unforeseen obligations incurred.  At June 30, 2011, the Company has accrued 270,000 Euros ($378,000) for the final payment.  The Guardian hemostasis valves are designed to maintain hemostasis during interventional catheterization procedures through a novel sealing system which allows simple introductions and removal of interventional devices while providing the option to lock guidewires in place.

The Company accounted for the transaction as a business combination in the first quarter of 2011.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price was allocated as follows:

Inventory and equipment	$36,000
Purchased technology	1,000,000
Other intangibles	800,000
Goodwill	2,424,000
$4,260,000

The purchased technology and other intangible assets have an estimated useful life of 11 years.  The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.

The Company was the sole U.S. distributor of Guardian hemostasis valves prior to the acquisition, and as of June 30, 2011, the Company has recognized additional international revenue of $264,000 relating to the sales of Guardian hemostasis valves since January 27, 2011.

Radius Medical Technologies, Inc.

On October 20, 2010, the Company acquired the assets related to the snare and retrieval product line business from Radius Medical Technologies, Inc. and Radius Medical, LLC (collectively, “Radius”).  Under the terms of the agreement the Company paid Radius a total of $6,449,000, consisting of $5,000,000 paid in cash at October 20, 2010 and $1,449,000 which was paid on June 9, 2011 upon the successful completion of the transfer of the manufacturing processes from Radius to the Company along with all fixed assets and inventory.  In addition, Radius will be entitled to receive an annual cash contingent consideration payment based on 25% of the net sales of the acquired products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  The range of possible contingent consideration payments is from $-0- if no sales are made in excess of the thresholds, to an undeterminable amount as the agreement does not contain a cap on the payment amounts.  At June 30, 2011 and December 31, 2010, the Company has recorded a liability for these contingent consideration payments in the amount of $896,000.  The snare and retrieval product lines expand the Company’s current offering of snare and retrieval products and allows the Company to expand into international markets.

The Company accounted for the transaction as a business combination in the fourth quarter of 2010.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

The purchase price was allocated as follows:

Inventory and equipment	$118,000
Purchased technology	2,700,000
Other intangibles	500,000
Goodwill	4,027,000
$7,345,000

The purchased technology and other intangible assets have an estimated useful life of 10 years.  The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.

The Company was the sole U.S. distributor of Radius snare and retrieval products prior to the acquisition, and in the six months ended June 30, 2011 the Company has recognized additional international revenue of $163,000 relating to the sales of Radius snare and retrieval products.

Escalon Vascular Access, Inc.

On April 30, 2010, the Company acquired the assets related to the SmartNeedle® and pdACCESS® Doppler guided needle access business from Escalon, a division of Escalon Medical Corporation.  Under the terms of the agreement the Company paid Escalon a total of $5,544,000, consisting of $5,000,000 paid in cash at April 30, 2010, and $544,000 which was paid upon successful completion of the transfer of the manufacturing processes from Escalon to the Company along with all fixed assets and inventory.  The SmartNeedle and pdACCESS products consist of a hand-held monitor and one-time use needles designed to provide auditory ultrasound guided access to arteries and veins during catheterization procedures.  This acquisition provides the Company with additional products that are sold directly into the Company’s existing customer base to generate incremental revenue.

In addition to the SmartNeedle and pdACCESS products, the Company acquired the assets related to the VascuView TAP™ visual ultrasound system and will pay Escalon a one-time cash contingent consideration payment in an amount equal to 25% of the net sales of the VascuView TAP products sold between July 1, 2010 and June 30, 2011.  There were no sales of the VascuView TAP products during that time period and therefore no amount has been recorded related to the contingent consideration.

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
$5,544,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

The purchased technology and other intangible assets have an estimated useful life of 9 – 10 years.  The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.

The Company has recognized revenue of $1,828,000 in the six months ended June 30, 2011 relating to the SMARTNEEDLE and pdACCESS products.

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of Escalon, Radius and Zerusa as if the acquisitions had occurred at the beginning of each of the periods presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$22,271,000	$20,014,000	$43,627,000	$39,331,000
Net earnings	2,159,000	1,115,000	3,874,000	4,336,000
Net earnings per share
Basic	$0.13	$0.07	$0.23	$0.27
Diluted	$0.13	$0.07	$0.23	$0.26

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and income taxes to reflect the Company’s effective tax rate for the periods presented.

(14)	Products and Services

Our broad offering of products is divided into three product categories:

•
Catheter products, principally consisting of catheters used in minimally invasive medical procedures for the diagnosis or treatment of vascular conditions, and also including products used in connection with gaining percutaneous access to the vasculature to perform minimally invasive procedures;

•
Hemostat (blood clotting) products, principally consisting of the D-Stat Dry hemostat, a topical thrombin-based bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets; and

•	Vein products, principally consisting of the Vari-Lase endovenous laser console and procedure kits used for the treatment of varicose veins.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Six Months Ended June 30,
	2011		2010
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$26,096,000	36%	$19,203,000	31%
Hemostat products	11,797,000	(6%)	12,608,000	2%
Vein products	5,237,000	(2%)	5,318,000	1%
Total product revenue	43,130,000	16%	37,129,000	15%
License and collaboration	425,000	(26%)	576,000	(26%)
Total revenue	$43,555,000	16%	$37,705,000	14%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

             We believe the overall worldwide market for endovascular devices will continue to grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase.  We have and intend to continue to capitalize on this market opportunity through the introduction of new products.  We have and expect to continue to originate these new products primarily through our internal research and development efforts, but to supplement these development efforts we have and expect to continue to use targeted acquisitions or other external collaborations.  Additionally, our growth has been, and will continue to be, impacted by our expansion and penetration into new geographic markets, the expansion and penetration of our sales organization in existing geographic markets, and our continuing focus to increase the efficiency of our existing sales organization.

             Our product portfolio includes a broad spectrum of over 50 products consisting of over 600 stock keeping units (SKUs), consisting of a wide array of devices used in vascular procedures.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three product categories – catheter products, hemostat products and vein products – based on similarities in the products.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also in new product development and clinical trials to obtain additional regulatory approvals.  A significant portion of our net sales historically has been, and we expect to continue to be, attributable to new and enhanced products.

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

•
Successfully integrating acquired products into our existing operations.  The acquisition of products complementary to our existing product portfolio and customer call point provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.  In April 2010 we acquired the SmartNeedle and pdACCESS needle access products from Escalon Vascular Access, Inc. (“Escalon”) (see Note 13 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q) and integrated those products into our operations.   In October 2010, we acquired the snare and retrieval products from Radius Medical Technologies, Inc. (“Radius”) (see Note 13 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q) and integrated those products into our operations.  In January 2011, we acquired the Guardian hemostasis valve products from Zerusa Limited (“Zerusa”) and have established a subsidiary in Ireland to continue the manufacturing of these products.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Product revenue	99%	99%	99%	99%
License and collaboration revenue	1%	1%	1%	1%
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	34%	33%	34%	33%
Collaboration expenses	-	-	-	-
Research and development	11%	12%	11%	13%
Clinical and regulatory	5%	5%	5%	4%
Sales and marketing	28%	30%	29%	31%
General and administrative	6%	7%	6%	7%
Litigation	-	-	-	(9%)
Amortization of purchased technology and intangibles	1%	-	1%	-
Total product costs and operating expenses	85%	87%	86%	79%
Operating income	15%	13%	14%	21%
Other income and expenses, net	1%	-	-	-
Income before income taxes .	16%	13%	14%	21%
Income taxes	6%	5%	5%	8%
Net income	10%	8%	9%	13%

Three and six months ended June 30, 2011, compared to three and six months ended June 30, 2010

Net revenue increased 14% to $22,271,000 for the quarter ended June 30, 2011 from $19,516,000 for the quarter ended June 30, 2010.  Net revenue related to our acquisition of the SMARTNEEDLE and pdACCESS products, and the additional international revenue related to the Radius snare and retrieval  products and Zerusa Guardian hemostasis valves was $305,000 for the quarter ended June 30, 2011, accounting for 11% of the overall increase in revenue from the quarter ended June 30, 2010.  New product introductions, which consist of any product that had no sales in the comparable period in 2010, represented 13% of the overall increase in revenue from the quarter ended June 30, 2010.  Product pricing represented 3% of the overall increase in revenue from the quarter ended June 30, 2010.  An increase in the volume of existing product sales represented the remaining 73% of the increase in revenue from the quarter ended June 30, 2010.  Approximately 83% and 86% of our net revenue was earned in the United States and 17% and 14% of our net revenue was earned in international markets for the three months ended June 30, 2011 and June 30, 2010, respectively.

Net revenue increased 16% to $43,555,000 for the six months ended June 30, 2011 from $37,705,000 for the six months ended June 30, 2010.  Net revenue related to our acquisition of the SMARTNEEDLE and pdACCESS products, and the additional international revenue related to the Radius snare and retrieval products and Zerusa Guardian hemostasis valves was $1,407,000 for the six months ended June 30, 2011, accounting for 24% of the overall revenue increase from the six months ended June 30, 2010. New product introductions, which consist of any product that had no sales in the comparable period in 2010, represented 9% of the overall increase in revenue from the six months ended June 30, 2010.  Product pricing represented 2% of the overall increase in revenue from the six months ended June 30, 2010.  An increase in the volume of existing product sales represented the remaining 65% of the increase in revenue from the six months ended June 30, 2010.  Approximately 84% and 86% of our net revenue was earned in the United States and 16% and 14% of our net revenue was earned in international markets for the six months ended June 30, 2011, and the six months ended June 30, 2010.

We recognized $212,000 of licensing revenue during both of the three month periods ending June 30, 2011 and 2010 as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai.  We also recognized $-0- and $42,000 of collaboration revenue during the three month periods ending June 30, 2011 and 2010, respectively, as a result of performing clinical and development work for King under the Device Supply Agreement.  We recognized $425,000 and $424,000 of licensing revenue during the six month periods ending June 30, 2011 and 2010, respectively, as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai.  We also recognized $-0- and $152,000 of collaboration revenue during the six month periods ending June 30, 2011 and 2010, respectively, as a result of performing clinical and development work for King under the Device Supply Agreement.  On July 6, 2011, King notified us that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision not to proceed, we will recognize revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Starting in the fourth quarter of 2011, amortization of the deferred revenue will be $51,000 per quarter for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical indication of the Thrombi-Gel and Thrombi-Pad products.

Gross margin across all product lines remained constant at 65.7% for the quarter ended June 30, 2011, compared to 66.2% for the quarter ended June 30, 2010.  We expect product gross margins to be in the range of 65.5% to 66.5% for the remainder of 2011, subject to variations in our selling mix between U.S. and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry.  Gross margin across all product lines remained relatively constant at 65.7% for the six months ended June 30, 2011, compared to 65.9% for the six months ended June 30, 2010.

Research and development expense for the second quarter of 2011 totaled $2,355,000, or 11% of revenue, compared to $2,266,000, or 12% of revenue, for the second quarter of 2010. Research and development expense for the six month period ending June 30, 2011 totaled $4,734,000, or 11% of revenue, compared to $4,730,000, or 13% of revenue, for the six month period ending June 30, 2010.  Research and development expenses for the second quarter of 2011 and for the six month period ending June 30, 2011 have remained relatively constant on a dollar basis compared to the comparable periods of 2010 as we continue to move the same relative number of new products through our development system.  We expect our continuing research and development expenses to be approximately 10% to 12% of revenue for the remainder 2011 as we continue to pursue additional new products and to move our longer term development projects forward.

Clinical and regulatory expense for the second quarter of 2011 totaled $1,121,000, or 5% of revenue, compared to $888,000, or 5% of revenue, for the second quarter of 2010.  Clinical and regulatory expense for the six month period ending June 30, 2011 totaled $2,222,000, or 5% of revenue, compared to $1,595,000, or 4% of revenue, for the six month period ending June 30, 2010.  Clinical and regulatory expenses have increased on a dollar basis as we hired additional employees to strengthen our expertise in the regulatory and quality areas in response to the changes within the FDA requirements in 2010.  We expect clinical and regulatory expenses to continue to be approximately 5% of revenue in the remainder of 2011.

Sales and marketing expense for the second quarter of 2011 totaled $6,171,000, or 28% of revenue, compared to $5,910,000, or 30% of revenue, for the second quarter of 2010.  Sales and marketing expense for the six month period ending June 30, 2011 totaled $12,487,000, or 29% of revenue, compared to $11,513,000, or 31% of revenue, for the six month period ending June 30, 2010.  The decline in sales and marketing expenses as a percentage of revenue primarily resulted from maintaining our direct U.S. sales force at approximately 91 full-time employees while continuing to grow revenue.  We expect to maintain the same relative size of our direct U.S. sales force for the remainder of 2011.  As a result, we expect our sales and marketing expenses will continue to decline as a percentage of revenue to approximately 26% of revenue in the fourth quarter of 2011.

General and administrative expense for the second quarter of 2011 totaled $1,446,000, or 6% of revenue, compared to $1,405,000, or 7% of revenue, for the second quarter of 2010.  General and administrative expense for the six month period ending June 30, 2011 totaled $2,779,000, or 6% of revenue, compared to $2,712,000, or 7% of revenue, for the six month period ending June 30, 2010.  General and administrative expenses have remained relatively flat on a dollar basis compared to the second quarter of 2010 and six month period ending June 30, 2010.  With slightly increased legal expenses expected to be incurred in the third and fourth quarters, we expect our general and administrative expenses to be approximately $1.5 million per quarter for the remainder of 2011, continuing to represent 6% of revenue.   For a complete discussion of legal matters, see Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Litigation earnings for the six month period ending June 30, 2010 were $3,529,000, or 9% of revenue.  The litigation earnings resulted from the payment of the judgment the Company received in the Marine Polymer Technologies, Inc. litigation.  For a complete discussion of litigation matters, see Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Amortization of purchased technology and other intangibles was $212,000 and $59,000 for the three months ended June 30, 2011 and 2010.  Amortization of purchased technology and other intangibles was $409,000 and $59,000 for the six months ended June 30, 2011 and 2010.  The amortization resulted from our purchase of the Escalon SMARTNEEDLE and pdACCESS products in April 2010, the Radius snare products in October 2010; and the Zerusa Guardian hemostasis valves in January 2011.  In connection with the purchase of these assets, we allocated a total of $8,250,000 to purchased technology and other intangibles that are being amortized over a period of 9 – 11 years.  For a complete discussion of these acquisitions, see Note 13 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Income tax expense was $1,323,000 and $2,382,000 for the three and six month periods ending June 30, 2011 on earnings before tax of $3,482,000 and $6,252,000, resulting in an effective income tax rate of 38%.  The difference between the effective tax rate of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.  For the three and six month periods ending June 30, 2010, income tax expense was $931,000 and $3,027,000 on earnings before tax of $2,406,000 and $7,968,000, resulting in an effective income tax rate of 38%.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $15,472,000 at June 30, 2011 compared to $17,360,000 in cash and cash equivalents at December 31, 2010, a decrease of $1,888,000.  A large portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $6,501,000 of cash from operations for the six months ended June 30, 2011, resulting from our earnings before taxes of $6,252,000 since essentially all of our income taxes are offset by our deferred tax assets.  In the six months ending June 30, 2011 we increased our inventory by $1,945,000, which was in line with our revenue growth and expectations, and we incurred $2,621,000 of non-cash depreciation, amortization and stock compensation.

Cash used for investing activities.  We used $6,477,000 of cash in investing activities for the six months ended June 30, 2011.  We used $3,882,000 of cash in the purchase of the Guardian hemostasis valve assets from Zerusa, and we used $1,449,000 of cash to make the final payment for the snare and retrieval products we acquired from Radius.  We also incurred capital expenditures of $1,146,000 relating to our purchasing additional manufacturing equipment, expanding our manufacturing clean-room space, expanding our extrusion capabilities and purchasing additional research and development equipment.

Cash used in financing activities.  We used $1,827,000 of cash in financing activities for the six months ended June 30, 2011.  We used $2,057,000 of cash to repurchase 187,633 common shares at an average price of $10.96 per share on the open market under our stock repurchase plan, and we used $491,000 of cash to repurchase 45,482 shares that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.  These purchases were offset by our receipt of $470,000 in exchange for the sale of common stock pursuant to our Employee Stock Purchase Plan and $251,000 upon the exercise of outstanding stock options.

We have a $10 million revolving line of credit with US Bank, which has a 12-month term, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest on all of our assets.  As of June 30, 2011, we were in compliance with the bank covenant and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $39.7 million at June 30, 2011 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2011.

Contractual Obligations

The following table summarizes our contractual cash commitments as of June 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$3,702,000	$824,000	$1,766,000	$1,112,000	$-
Payment to Zerusa	378,000	378,000	-	-	-
Total	$4,080,000	$1,202,000	$1,766,000	$1,112,000	$-

Not included in the table above are the expected payments for contingent consideration related to our acquisition of the Radius snare products in October 2010.  These contingent consideration payments are in the amount of 25% of the net sales of the snare and retrieval products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  These amounts were not included in the table above due to our inability to predict the amount and timing of the cash portion of the payments (see Note 13 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $39,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros with our subsidiary in Ireland and our German distributor Nicolai, GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates.  Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR.  We thus would be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  As we had no amounts outstanding on the line of credit at June 30, 2011, we have no exposure to interest rate changes on this credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we will be exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $15,000 on an annual basis.

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

        During the fiscal quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

        The litigation and government proceedings as described in Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated into this Item 1 of Part II by reference.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2011	92,659	$10.95	92,659	812,367
May 1 – 31, 2011	-	-	-	812,367
June 1 – 30, 2011	-	-	-	812,367

(1)  On February 28, 2011, our Board of Directors approved a Common Stock Repurchase Plan (the “Repurchase Plan”), whereby we have the option to repurchase up to a maximum of 1,000,000 shares of our common stock on the open market at the current market price.  The Repurchase Plan expires on December 31, 2011.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

At the Annual Meeting held on April 22, 2011, the Company’s shareholders, on an advisory basis, approved a three-year preferred frequency with which Vascular Solutions is to hold an advisory shareholder vote on the compensation of its named executive officers.  In accordance with the Annual Meeting voting results, the Company’s Board of Directors determined that an advisory vote to approve the compensation of the named executive officers of the Company will be conducted every three years.  The first shareholder advisory vote on the compensation of the Company’s named executive officers was conducted at the 2011 Annual Meeting.

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

VASCULAR SOLUTIONS, INC.

Date: August 2, 2011	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)