Form 10-Q
period 2011-09-30
VASCULAR SOLUTIONS INC
filed 2011-10-25
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

The registrant had 17,028,162 shares of common stock, $.01 par value per share, outstanding as of October 21, 2011.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$17,847,000	$17,360,000
Accounts receivable, net of reserves of $145,000 and $160,000 in 2011 and 2010, respectively	11,444,000	11,055,000
Inventories	15,103,000	12,601,000
Prepaid expenses	1,682,000	1,760,000
Current portion of deferred tax assets	6,000,000	6,000,000
Total current assets	52,076,000	48,776,000

Property and equipment, net	5,551,000	5,320,000
Goodwill	8,215,000	5,825,000
Intangible assets, net	7,326,000	6,146,000
Deferred tax assets, net of current portion and liabilities	8,229,000	12,390,000
Total assets	$81,397,000	$78,457,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,534,000	$2,718,000
Accrued compensation	3,351,000	3,208,000
Accrued expenses	747,000	2,345,000
Accrued royalties	575,000	607,000
Current portion of deferred revenue and contingent consideration	487,000	971,000
Total current liabilities	8,694,000	9,849,000

Long-term deferred revenue and contingent consideration, net of current portion	1,143,000	4,505,000

Shareholders’ equity:
Common stock, $001 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,024,662 – 2011; 16,889,360 – 2010	170,000	169,000
Additional paid-in capital	90,791,000	90,805,000
Accumulated other comprehensive earnings	(26,000)	84,000
Accumulated deficit	(19,375,000)	(26,955,000)
Total shareholders’ equity	71,560,000	64,103,000
Total liabilities and shareholders’ equity	$81,397,000	$78,457,000

See accompanying notes.
Note:  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Revenue:
Product revenue	$21,450,000	$19,626,000	$64,580,000	$56,755,000
License and collaboration revenue	2,854,000	235,000	3,279,000	812,000
Total revenue	24,304,000	19,861,000	67,859,000	57,567,000

Product costs and operating expenses:
Cost of goods sold	7,463,000	6,932,000	22,262,000	19,389,000
Collaboration expenses	–	23,000	–	175,000
Research and development	2,808,000	2,464,000	7,541,000	7,194,000
Clinical and regulatory	1,104,000	966,000	3,327,000	2,561,000
Sales and marketing	5,831,000	5,927,000	18,318,000	17,441,000
General and administrative	881,000	1,327,000	3,660,000	4,039,000
Litigation	–	–	–	(3,529,000)
Amortization of purchased technology and intangibles	212,000	89,000	621,000	148,000
Total product costs and operating expenses	18,299,000	17,728,000	55,729,000	47,418,000

Operating earnings	6,005,000	2,133,000	12,130,000	10,149,000

Other earnings (expenses):
Interest earnings	4,000	9,000	12,000	30,000
Interest expense	(3,000)	(5,000)	(10,000)	(15,000)
Foreign exchange gain (loss)	(9,000)	41,000	117,000	(17,000)

Earnings before income taxes	5,997,000	2,178,000	12,249,000	10,147,000

Income tax expense	(2,287,000)	(714,000)	(4,669,000)	(3,741,000)
Net earnings	$3,710,000	$1,464,000	$7,580,000	$6,406,000

Net earnings per share – basic	$0.22	$0.09	$0.46	$0.39
Net earnings per share – diluted	$0.22	$0.09	$0.44	$0.38

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2011	2010
	(unaudited)
Operating activities
Net earnings	$7,580,000	$6,406,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,563,000	1,239,000
Amortization	621,000	148,000
Stock-based compensation	1,792,000	1,576,000
Deferred taxes, net	4,161,000	3,358,000
Change in fair value of contingent consideration	(586,000)	–
Change in allowance for doubtful accounts	(15,000)	(30,000)
Changes in operating assets and liabilities:
Accounts receivable	(377,000)	(778,000)
Inventories	(2,491,000)	(4,078,000)
Prepaid expenses	(28,000)	(14,000)
Accounts payable	875,000	1,615,000
Accrued compensation and expenses	15,000	216,000
Amortization of deferred license fees and other deferred revenue	(3,260,000)	(704,000)
Net cash provided by operating activities	9,850,000	8,954,000

Investing activities
Purchase of property and equipment	(1,742,000)	(2,291,000)
Cash paid for acquisitions	(5,721,000)	(5,000,000)
Net cash used in investing activities	(7,463,000)	(7,291,000)

Financing activities
Repurchase of common shares	(2,606,000)	(1,545,000)
Proceeds from the exercise of stock options, stock warrants and sale of stock, net of expenses	801,000	1,307,000
Net cash used in financing activities	(1,805,000)	(238,000)
Increase in cash and cash equivalents	582,000	1,425,000
Effect of exchange rate changes on cash and cash equivalents	(95,000)	–
Cash and cash equivalents at beginning of period	17,360,000	17,794,000
Cash and cash equivalents at end of period	$17,847,000	$19,219,000

Supplemental disclosure of cash flow
Cash paid for interest	$9,000	$12,000
Cash paid for taxes	$462,000	$147,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (“ASC”) 260-10-55, basic net earnings per share for the three and nine months ended September 30, 2011 and 2010 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Weighted average shares outstanding – basic	16,643,000	16,489,000	16,654,000	16,418,000
Weighted average shares outstanding – diluted	17,239,000	17,103,000	17,223,000	16,897,000

(3)	Comprehensive Earnings

Comprehensive earnings for the Company include net earnings and foreign currency translation. Comprehensive earnings for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Net earnings	$3,710,000	$1,464,000	$7,580,000	$6,406,000
Foreign currency translation adjustments	(221,000)	–	(109,000)	–
Comprehensive earnings	$3,489,000	$1,464,000	$7,471,000	$6,406,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued
(4)	Revenue Recognition

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

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	September 30, 2011	December 31, 2010
	(unaudited)

Raw materials	$6,811,000	$6,277,000
Work-in process	1,323,000	1,217,000
Finished goods	6,969,000	5,107,000
	$15,103,000	$12,601,000

(6)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the nine months ended September 30, 2011 are as follows:

	Goodwill	Acquired Intangibles
	(unaudited)
Balance at December 31, 2010	$5,825,000	$6,146,000
Amortization	–	(621,000)
Acquisition	2,434,000	1,800,000
Foreign currency translation adjustments	(44,000)	1,000
Balance at September 30, 2011	$8,215,000	$7,326,000

(7)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At September 30, 2011 and December 31, 2010, the allowance for doubtful accounts was $105,000 and $115,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At September 30, 2011 and December 31, 2010, the sales and return allowance was $40,000 and $45,000, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $145,000 and $160,000 at September 30, 2011 and December 31, 2010, respectively.

(8)	Concentrations of Credit and Other Risks

In the United States the Company sells its products directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either September 30, 2011 or December 31, 2010.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the nine month periods ended September 30, 2011 and 2010 was 84% and 86% in the United States and 16% and 14% in international markets, respectively.  No single customer represented greater than 10% of the total net revenue for the nine months ended September 30, 2011 and 2010.

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

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to the Company’s Vari-Lase products, and in particular the use of the Vari-Lase® Short Kit for the treatment of perforator veins.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through September 30, 2011 of less than $400,000 (0.1% of the Company’s total U.S. sales) and has not been the subject of any reported serious adverse clinical event.  The Company is fully complying with this inquiry.

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

King Agreements

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply Agreement and a Thrombin-JMI Supply Agreement (See Note 9).  King was acquired by Pfizer, Inc. on February 28, 2011.  Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad®, Thrombi-Gel® and Thrombi-Paste® to King in exchange for a one-time license fee of $6,000,000.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for two separate $1,000,000 milestone payments; one upon the first commercial sale of Thrombi-Gel (which was received on May 31, 2007), and one upon the first commercial sale of Thrombi-Paste (which has not been received and is not expected to be received).  The Company was amortizing the $6,000,000 license fee on a straight-line basis over 10 years.  The Company was amortizing the $1,000,000 milestone payment that was received on May 31, 2007 over the remaining 10-year license period.

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

On July 6, 2011, King notified the Company that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision to not proceed, the Company is not required to make either of the $2,500,000 payments to King, and instead the Company recognized revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Starting in the fourth quarter of 2011, amortization of the deferred revenue will be $51,000 per quarter for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical use indication of the Thrombi-Gel and Thrombi-Pad® products.  The unamortized license fee was $1,070,000 and $4,241,000 at September 30, 2011 and December 31, 2010, respectively.  The amortization of license fee was $3,171,000 and $528,000 for the nine months ended September 30, 2011 and 2010, respectively.

Nicolai GmbH Agreement

Effective April 1, 2008 the Company entered into a five-year distribution agreement with Nicolai GmbH.  As a result of entering into this distribution agreement, the Company no longer maintains a direct sales force in Germany.  In connection with this distribution agreement, the Company received 500,000 Euros from Nicolai GmbH, which was deferred and is being recognized ratably over the five-year term of the distribution agreement.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

The agreement also includes provisions requiring the Company to pay Nicolai GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term.  The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai GmbH.  The unamortized license fee was $219,000 and $327,000 at September 30, 2011 and December 31, 2010, respectively.  The amortization of license fee was $108,000 and $109,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying annual lease expense by six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments.  The covenant is computed quarterly based on a rolling 12-month period.  The Company was in compliance with the covenant as of September 30, 2011.

As of September 30, 2011, the Company had no outstanding balance against the revolving credit agreement.  Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of September 30, 2011.

(12)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the nine month periods ended September 30, 2011 and 2010, the Company recorded a provision for taxes of $4,669,000 and $3,741,000 on earnings before tax of $12,249,000 and $10,147,000, resulting in an effective income tax rate of 38% and 37%, respectively.  The difference between the effective tax rates of 38% and 37%, and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  The Company considers projected future taxable earnings and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

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

Effective January 1, 2007, the Company adopted ASC 740.  Upon adoption, the Company had $425,000 of unrecognized income tax benefits and the adoption of ASC 740 had no effect on shareholders’ equity.  The Company has recorded an ASC 740 reserve of $871,000 as of September 30, 2011 and December 31, 2010.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  For the nine months ended September 30, 2011, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland, Germany and various state jurisdictions. Remaining open tax years at September 30, 2011 are 2008 through 2010.

(13)	Acquisitions

Zerusa Limited

On January 27, 2011, the Company entered into an asset purchase agreement of substantially all the assets of Zerusa Limited (“Zerusa”), a Galway, Ireland based medical device company engaged in the manufacture and distribution of the Guardian® hemostasis valves.  Under the terms of the agreement the Company paid Zerusa a total of 3,121,000 Euros ($4,272,000), consisting of 2,850,000 Euros ($3,882,000) paid in cash at January 27, 2011 and 271,000 Euros ($390,000) which was paid on September 2, 2011.  The final payment amount was subject to adjustment based upon the value of inventory transferred.  The Guardian hemostasis valves are designed to maintain hemostasis during interventional catheterization procedures through a novel sealing system which allows simple introductions and removal of interventional devices while providing the option to lock guidewires in place.

The Company accounted for the transaction as a business combination in the first quarter of 2011.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

The purchase price was allocated as follows:

Inventory and equipment	$48,000
Purchased technology	1,000,000
Other intangibles	800,000
Goodwill	2,424,000
$4,272,000

The purchased technology and other intangible assets have an estimated useful life of 11 years.

Radius Medical Technologies, Inc.

On October 20, 2010, the Company acquired the assets related to the snare and retrieval product line business from Radius Medical Technologies, Inc. and Radius Medical, LLC (collectively, “Radius”).  Under the terms of the agreement the Company paid Radius a total of $6,449,000, consisting of $5,000,000 paid in cash at October 20, 2010 and $1,449,000 which was paid on June 9, 2011 upon the successful completion of the transfer of the manufacturing processes from Radius to the Company along with all fixed assets and inventory.  In addition, Radius will be entitled to receive an annual cash contingent consideration payment based on 25% of the net sales of the acquired products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  The range of possible contingent consideration payments is from $-0- if no sales are made in excess of the thresholds, to an undeterminable amount as the agreement does not contain a cap on the payment amounts.  At September 30, 2011 and December 31, 2010, the Company has recorded a liability for these contingent consideration payments in the amount of $310,000 and $896,000, respectively.  In accordance with ASC 805, the reduction of $586,000 in the liability amount recorded at September 30, 2011 has been recognized as a gain in operating expenses within the general and administrative expenses. This acquisition provides the Company with additional snare and retrieval products that are sold into the Company’s existing customer base and to expand its sales of all snare and retrieval products into international markets.

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
$7,345,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$24,304,000	$20,047,000	$67,931,000	$59,379,000
Net earnings	3,710,000	1,152,000	7,584,000	5,489,000
Net earnings per share
Basic	$0.22	$0.07	$0.46	$0.33
Diluted	$0.22	$0.07	$0.44	$0.32

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Nine Months Ended September 30,
	2011		2010
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$39,344,000	31%	$29,954,000	35%
Hemostat products	17,542,000	(6%)	18,690,000	-%
Vein products	7,694,000	(5%)	8,111,000	-%
Total product revenue	64,580,000	14%	56,755,000	16%
License and collaboration	3,279,000	304%	812,000	(32%)
Total revenue	$67,859,000	18%	$57,567,000	15%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our product portfolio includes a broad spectrum of over 50 products consisting of over 600 stock keeping units (SKUs), consisting of a wide array of devices used in vascular procedures.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three product categories – catheter products, hemostat products and vein products – based on similarities in the products.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also in new product development and additional regulatory approvals.  A significant portion of our net sales historically has been, and we expect to continue to be, attributable to new and enhanced products.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product revenue	88%	99%	95%	99%
License and collaboration revenue	12%	1%	5%	1%
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	31%	35%	33%	34%
Collaboration expenses	-	-	-	-
Research and development	11%	12%	11%	13%
Clinical and regulatory	4%	5%	5%	4%
Sales and marketing	24%	30%	27%	30%
General and administrative	4%	7%	5%	7%
Litigation	-	-	-	(6%)
Amortization of purchased technology and intangibles	1%	-	1%	-
Total product costs and operating expenses	75%	89%	82%	82%
Operating earnings	25%	11%	18%	18%
Other earnings and expenses, net	-	-	-	-
Earnings before income taxes	25%	11%	18%	18%
Income taxes	10%	4%	7%	7%
Net earnings	15%	7%	11%	11%

Three and nine months ended September 30, 2011, compared to three and nine months ended September 30, 2010

Net revenue increased 22% to $24,304,000 for the quarter ended September 30, 2011 from $19,861,000 for the quarter ended September 30, 2010.  Recognition of $2,642,000 in additional licensing revenue represented 59% of the overall increase in revenue from the quarter ended September 30, 2010.  The additional licensing revenue was the result of King terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products (See Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  Net revenue related to our acquisition of the SMARTNEEDLE and pdACCESS products, and the additional international revenue related to the Radius snare and retrieval products and Zerusa Guardian hemostasis valves was $268,000 for the quarter ended September 30, 2011, accounting for 6% of the overall increase in revenue from the quarter ended September 30, 2010.  New product introductions, which consist of any product that had no sales in the comparable period in 2010, represented 10% of the overall increase in revenue from the quarter ended September 30, 2010.  Product pricing represented 2% of the overall increase in revenue from the quarter ended September 30, 2010.  An increase in the volume of existing product sales represented the remaining 23% of the increase in revenue from the quarter ended September 30, 2010.  Approximately 84% and 86% of our net revenue was earned in the United States and 16% and 14% of our net revenue was earned in international markets for the three months ended September 30, 2011 and September 30, 2010, respectively.

Net revenue increased 18% to $67,859,000 for the nine months ended September 30, 2011 from $57,567,000 for the nine months ended September 30, 2010.  Recognition of $2,642,000 in additional licensing revenue represented 26% of the overall increase in revenue from the nine months ended September 30, 2010.  The additional licensing revenue was the result of King terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products (See Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q). Net revenue related to our acquisition of the SMARTNEEDLE and pdACCESS products, and the additional international revenue related to the Radius snare and retrieval products and Zerusa Guardian hemostasis valves was $608,000 for the nine months ended September 30, 2011, accounting for 6% of the overall revenue increase from the nine months ended September 30, 2010.  New product introductions, which consist of any product that had no sales in the comparable period in 2010, represented 9% of the overall increase in revenue from the nine months ended September 30, 2010.  Product pricing represented 2% of the overall increase in revenue from the nine months ended September 30, 2010.  An increase in the volume of existing product sales represented the remaining 57% of the increase in revenue from the nine months ended September 30, 2010.  Approximately 84% and 86% of our net revenue was earned in the United States and 16% and 14% of our net revenue was earned in international markets for the nine months ended September 30, 2011, and the nine months ended September 30, 2010.

We recognized $2,854,000 and $212,000 of licensing revenue during the three month periods ending September 30, 2011 and 2010 as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai.  We also recognized $-0- and $23,000 of collaboration revenue during the three month periods ending September 30, 2011 and 2010, respectively, as a result of performing clinical and development work for King under the Device Supply Agreement.  We recognized $3,279,000 and $637,000 of licensing revenue during the nine month periods ending September 30, 2011 and 2010, respectively, as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai.  We also recognized $-0- and $175,000 of collaboration revenue during the nine month periods ending September 30, 2011 and 2010, respectively, as a result of performing clinical and development work for King under the Device Supply Agreement.  On July 6, 2011, King notified us that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision to not proceed, we recognized revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Starting in the fourth quarter of 2011, amortization of the deferred revenue will be $51,000 per quarter for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical indication of the Thrombi-Gel and Thrombi-Pad products.

Gross margin across all product lines increased to 65.2% for the quarter ended September 30, 2011, compared to 64.7% for the quarter ended September 30, 2010.  We expect product gross margins to be in the range of 65.0% to 66.0% for the fourth quarter of 2011, subject to variations in our selling mix between U.S. and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry.  Gross margin across all product lines remained relatively constant at 65.5% for the nine months ended September 30, 2011, compared to 65.8% for the nine months ended September 30, 2010.

Research and development expense for the third quarter of 2011 totaled $2,808,000, or 11% of revenue, compared to $2,464,000, or 12% of revenue, for the third quarter of 2010.  Research and development expense for the nine month period ending September 30, 2011 totaled $7,541,000, or 11% of revenue, compared to $7,194,000, or 13% of revenue, for the nine month period ending September 30, 2010.  Research and development expenses have increased on dollar basis as we have hired additional employees to improve the through-put of our new product development projects.  We expect our continuing research and development expenses to be approximately 10% to 11% of revenue in the fourth quarter of 2011 as we continue to pursue additional new products and to move our longer term development projects forward.

Clinical and regulatory expense for the third quarter of 2011 totaled $1,104,000, or 4% of revenue, compared to $966,000, or 5% of revenue, for the third quarter of 2010.  Clinical and regulatory expense for the nine month period ending September 30, 2011 totaled $3,327,000, or 5% of revenue, compared to $2,561,000, or 4% of revenue, for the nine month period ending September 30, 2010.  Clinical and regulatory expenses have increased on a dollar basis as we hired additional employees to strengthen our expertise in the regulatory and quality areas in response to the changes within the FDA requirements in 2010.  We expect clinical and regulatory expenses to continue to be approximately 5% of revenue in the fourth quarter of 2011.

Sales and marketing expense for the third quarter of 2011 totaled $5,831,000, or 24% of revenue, compared to $5,927,000, or 30% of revenue, for the third quarter of 2010.  Sales and marketing expense for the nine month period ending September 30, 2011 totaled $18,318,000, or 27% of revenue, compared to $17,441,000, or 30% of revenue, for the nine month period ending September 30, 2010.  The decline in sales and marketing expenses as a percentage of revenue primarily resulted from maintaining our direct U.S. sales force at approximately 89 full-time employees while continuing to grow revenue.  We expect to maintain the same relative size of our direct U.S. sales force for the fourth quarter of 2011.  We expect our sales and marketing expenses as a percentage of revenue to be approximately 26% in the fourth quarter of 2011.

General and administrative expense for the third quarter of 2011 totaled $881,000, or 4% of revenue, compared to $1,327,000, or 7% of revenue, for the third quarter of 2010.  General and administrative expense for the nine month period ending September 30, 2011 totaled $3,660,000, or 5% of revenue, compared to $4,039,000, or 7% of revenue, for the nine month period ending September 30, 2010.  General and administrative expenses have decreased on a dollar basis compared to the third quarter of 2010 and the nine month period ending September 30, 2010.  In accordance with accounting rules (ASC 805), we reduced the Radius earn-out liability in the amount of $586,000 on September 30, 2011 which reduced general and administrative expenses by the same amount.  The Radius earn-out liability was created as part of the Radius acquisition and, post-adjustment, is $310,000.  We will continue to assess the Radius earn-out liability balance and make any necessary adjustments in future periods, if warranted.  Additional legal expense associated with responding to the subpoena issued by the U.S. Attorney’s office was $150,000 in the third quarter of 2011, an amount which is expected to decline slightly in the fourth quarter (See Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q). We expect our general and administrative expenses to be approximately $1.5 million in the fourth quarter of 2011, representing 6% to 7% of revenue.

Litigation earnings for the nine month period ending September 30, 2010 were $3,529,000, or 6% of revenue.  The litigation earnings resulted from the payment of the judgment we received in the Marine Polymer Technologies, Inc. litigation.  For a complete discussion, see Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Amortization of purchased technology and other intangibles was $212,000 and $89,000 for the three months ended September 30, 2011 and 2010.  Amortization of purchased technology and other intangibles was $621,000 and $148,000 for the nine months ended September 30, 2011 and 2010.  The amortization resulted from our purchase of the Escalon SMARTNEEDLE and pdACCESS products in April 2010; the Radius snare products in October 2010; and the Zerusa Guardian hemostasis valves in January 2011.  In connection with the purchase of these assets, we allocated a total of $8,250,000 to purchased technology and other intangibles that are being amortized over a period of 9 – 11 years.  For a complete discussion of these acquisitions, see Note 13 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Income tax expense was $2,287,000 and $4,669,000 for the three and nine month periods ending September 30, 2011 on earnings before tax of $5,997,000 and $12,249,000, resulting in an effective income tax rate of 38%.  The difference between the effective tax rate of 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.  For the three and nine month periods ending September 30, 2010, income tax expense was $714,000 and $3,741,000 on earnings before tax of $2,178,000 and $10,147,000, resulting in an effective income tax rate of 37%.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $17,847,000 at September 30, 2011 compared to $17,360,000 in cash and cash equivalents at December 31, 2010, an increase of $487,000.  A large portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $9,850,000 of cash from operations for the nine months ended September 30, 2011, primarily resulting from our earnings before taxes of $12,249,000 since essentially all of our income taxes are offset by our deferred tax assets.  In the nine months ending September 30, 2011 we increased our accounts receivable by $377,000 and our inventory by $2,491,000, which was in line with our revenue growth projections and expectations.  In addition, we incurred $3,976,000 of non-cash depreciation, amortization and stock compensation; $3,260,000 of non-cash charges relating to the amortization of deferred license fees and other deferred revenue; and $586,000 of non-cash charges relating to the adjustment of the earn-out as part of the Radius acquisition for the nine months ended September 30, 2011.

Cash used for investing activities.  We used $7,463,000 of cash in investing activities for the nine months ended September 30, 2011.  We used $4,272,000 of cash in the purchase of the Guardian hemostasis valve assets from Zerusa, and we used $1,449,000 of cash to make the final payment for the snare and retrieval products we acquired from Radius.  We also incurred capital expenditures of $1,742,000 relating to our purchase of additional manufacturing equipment, expanding our manufacturing clean-room space, expanding our extrusion capabilities and purchasing additional research and development equipment.

Cash used in financing activities.  We used $1,805,000 of cash in financing activities for the nine months ended September 30, 2011.  We used $2,108,000 of cash to repurchase 192,286 common shares at an average price of $10.96 per share on the open market under our stock repurchase plan, and we used $498,000 of cash to repurchase 45,972 shares that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.  These purchases were offset by our receipt of $470,000 in exchange for the sale of common stock pursuant to our Employee Stock Purchase Plan and $331,000 upon the exercise of outstanding stock options.

We have a $10 million revolving line of credit with US Bank, which has a 12-month term, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest on all of our assets.  As of September 30, 2011, we were in compliance with the bank covenant and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $43.4 million at September 30, 2011 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2011.

Contractual Obligations

The following table summarizes our contractual cash commitments as of September 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$3,503,000	$839,000	$1,774,000	$890,000	$-
Total	$3,503,000	$839,000	$1,774,000	$890,000	$-

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $25,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros with our subsidiary in Ireland and our German distributor Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates.  Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR.  We thus would be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  As we had no amounts outstanding on the line of credit at September 30, 2011, we have no exposure to interest rate changes on this credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we will be exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $18,000 on an annual basis.

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

During the fiscal quarter ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – 31, 2011	-	-	-	812,367
August 1 – 31, 2011	4,553	$11.04	4,553	807,814
September 1 – 30, 2011	100	$11.05	100	807,714

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

VASCULAR SOLUTIONS, INC.

Date: October 21, 2011	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)