Form 10-K
period 2011-12-31
VASCULAR SOLUTIONS INC
filed 2012-02-01
CIK 1030206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2011 was $200,576,460.

As of January 27, 2012, the number of shares outstanding of the registrant’s common stock was 16,623,455.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on May 4, 2012 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

Vascular Solutions, Inc. (we, us or Vascular) is focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide.   As a vertically-integrated medical device company, we generate ideas, create new minimally invasive medical devices, and then deliver these products and related services to physicians through our direct domestic sales force and our international distribution network.  The innovative products and services we offer are divided into three categories:

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

•	Vein products and services, principally consisting of the Vari-Lase® endovenous laser, a laser console and procedure kit used for the treatment of varicose veins.

History

We were incorporated in the state of Minnesota in December 1996, and began operations in February 1997.  In 2000 we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures.  We completed our initial public offering in 2000 by raising net proceeds of approximately $44.0 million at an offering price of $12.00 per share.  In 2001, we made the strategic decision to develop additional products and to de-emphasize our Duett product.  We have grown from net revenue of $6.2 million in 2000 solely from sales of our Duett product to net revenue of $90.0 million in 2011 from sales of over 50 products we have developed and launched since 2002.  This increase in revenue represents a compound annual growth rate of 28% and is driven by our commitment to the development and launch of multiple new devices to diagnose and treat vascular conditions.

Interventional Cardiology and Interventional Radiology Industry Background

An estimated 80 million Americans have one or more types of cardiovascular disease—diseases of the heart and blood vessels.  Cardiovascular disease is the number one cause of death in the United States and is replacing infectious disease as the world’s pre-eminent health risk.  Advances in medicine have enabled physicians to perform an increasing number of diagnostic and therapeutic treatments of cardiovascular disease using minimally invasive methods, such as catheters placed inside the arteries, instead of highly invasive open surgery.  Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat diseases of the coronary and peripheral arteries. Based on industry statistics, we estimate that cardiologists and radiologists performed over nine million diagnostic and interventional catheterization procedures worldwide in 2011.  The number of catheterization procedures performed is expected to continue to grow as the incidence of cardiovascular disease continues to increase and the diagnosis and treatment of cardiovascular disease expands worldwide.  The worldwide market for interventional medical devices in 2011 exceeded $5 billion.

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

The interventional medical device industry is characterized by intense competition, rapidly-evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products and services.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•
The future regulatory approval of newly-developed products.  Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before they can be sold.  The requirements for obtaining product approval have undergone change, and the FDA has proposed additional changes to the product approval process in 2011.  We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•
Successfully integrating acquired products and services into our existing operations.  The acquisition of products and services complementary to our existing product portfolio and customer call point provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.  In December 2011, we acquired exclusive 5-year rights to sell reprocessing services for the ClosureFast catheter in the United States from Northeast Scientific, Inc. (NES) (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2011).  In January 2011, we acquired the Guardian® hemostasis valve products from Zerusa Limited (Zerusa) (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2011) and have established a subsidiary in the Republic of Ireland to continue the manufacturing of the products.  In October 2010, we acquired the snare and retrieval products from Radius Medical Technologies, Inc. (Radius) (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2011) and integrated those products into our operations.  In April 2010 we acquired the SmartNeedle® and pdACCESS needle access products from Escalon Vascular Access, Inc. (Escalon) (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2011) and integrated those products into our operations.

•
Managing intellectual property.  The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas.  To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue.  While we are not currently involved in any intellectual property litigation, we have been so in the recent past (See Note 14 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2011).  Managing intellectual property assets and claims is a significant challenge for our business.

Products and Services

Our product and service offerings are divided into three categories:  catheter products, hemostat products and vein products and services.  The competitive advantages of our products and services are enhanced by the experience of our direct U.S. sales employees and international independent distributors, the experience of our management team, and our dedication to bringing clinically unique solutions in the markets we serve worldwide.

For information about our revenue, profits or losses and total assets, see our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2011.

Catheter Products

Our catheter products consist of a variety of devices used to gain access, diagnose and treat vascular conditions during minimally invasive catheterization procedures.

Our highest selling catheter products are our Pronto catheters, which consist of a catheter with a proprietary distal tip and large extraction lumen that can be delivered into arteries to mechanically remove blood clots using simple vacuum suction.  The original Pronto extraction catheter was developed by Dr. Pedro Silva of Milan, Italy, who exclusively licensed the design to us in 2002.  We received CE mark approval and commenced international sales of the Pronto in August 2003, and received FDA clearance in December 2003 and commenced sales in the United States in early 2004.  In the fourth quarter of 2005 we launched the third generation design of the Pronto, named the Pronto V3.  The V3 version of the Pronto resulted in a substantial increase in Pronto sales in 2006.  In January 2011 we commenced the launch of the Pronto V4, which utilizes an embedded longitudinal wire for maximum extraction with enhanced deliverability and kink resistance.  On January 6, 2012, we purchased the rights, patents and intellectual property relating to the Pronto extraction catheter from Dr. Silva and his affiliates in exchange for $3.25 million, and as a result will not pay any future royalty on sales of Pronto catheters after December 31, 2011.  We believe that the market size for the removal of soft thrombus is greater than $100 million per year worldwide.

In addition to the Pronto V3 and V4, we have developed and launched four additional versions of extraction catheters -- the Pronto-Short, Pronto 035, Pronto LP and QXT®.  The Pronto-Short is a shorter and larger version designed for use in clotted dialysis grafts that was launched in August 2005.  The Pronto 035 is a much larger version designed for use in large vessels that was launched in August 2007.  The Pronto LP is a low profile version designed for use in smaller vessels that was launched in January 2008.  The QXT is a low-cost version designed to be sold in certain international markets and was launched in March 2008.

At the end of the third quarter of 2004 we received regulatory clearance in the United States for the Langston® dual lumen pigtail catheter.  The Langston catheter is used for the measurement of intravascular pressure gradients, primarily measured to diagnose aortic valve stenosis.  In March 2011 we launched the second version of our Langston catheter with improved pressure measurement and reduced kinking.  We believe our Langston catheter is the only dual lumen pigtail catheter on the U.S. market that is designed specifically for this clinical purpose. We believe the U.S. market opportunity for the Langston catheter product line is $10 million per year.

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

In January 2009 we launched the Minnie® support catheter.  The Minnie support catheter is designed to provide guidewire support and exchange during complex interventions.  We believe the current market size for support catheters is greater than $20 million per year.

In November 2009 we launched the GuideLiner® catheter.  The GuideLiner catheter is a unique coaxial “mother and child” guide extension with rapid exchange convenience that enables deep seating, guide back-up support and selective intubation in challenging coronary interventions.  In December 2011 we launched the second generation of our GuideLiner catheter with increased flexibility, a smaller size version and a longer extension.  We believe the market opportunity of the GuideLiner is in excess of $30 million per year.

In July 2003 we launched a variety of access kit products used to gain percutaneous access to the vasculature for performing arterial and venous catheterization procedures.  These products include a full line of micro-introducer kits and a variety of specialty guidewires.

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

        In January 2011, we launched the SuperCross™ microcatheter.  The SuperCross offers guidewire support and delivery during coronary and peripheral catheterization procedures.

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

Hemostat Products

Our hemostat products primarily utilize thrombin, a powerful bovine-derived blood clotting protein, to deliver a rapid seal of bleeding with a variety of shelf-stable product configurations.  Through internal development we developed a proprietary manufacturing process to terminally sterilize our thrombin-based hemostats, which has resulted in our ability to create unique advantages in storage, shipping, preparation and application of our hemostat products.

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

We completed a 376-patient, five center randomized clinical study that demonstrated a 50% reduction in the median time-to-hemostasis when using the D-Stat Dry bandage compared to simple manual compression.  In the third quarter of 2006 we received FDA clearance of our claim that the D-Stat Dry reduces the time-to-hemostasis in diagnostic catheterizations.  In the first quarter of 2008 we received FDA clearance and began selling two new versions of the original D-Stat Dry bandage.  The first new version, the D-Stat Dry Clear hemostatic bandage, is packaged with a clear bandage which allows for better visibility of the site while the bandage is in place.  The second new version, Thrombix®, uses a lower cost manufacturing process which offers price flexibility within the product line.  In the first quarter of 2009 we received FDA clearance and began selling a new version of the original D-Stat Dry bandage.  This new product, the D-Stat Dry Wrap hemostatic bandage, contains a pre-cut specifically designed for the control of bleeding around indwelling lines.  In May 2011 we received FDA clearance and began selling a new version of our D-Stat Dry bandages with silver impregnated into the gauze pad to help prevent the colonization of microorganisms on the pad.  We believe that the market for hemostat pads following catheterization procedures has grown substantially since the first competitive patch was introduced in 2000, with a market size greater than $50 million in 2011.

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

The first product we developed and marketed is the Duett sealing device, which is designed to provide a complete seal of the puncture site following catheterization procedures such as angiography, angioplasty and stenting.  The Duett sealing device combines an easy-to-use balloon catheter delivery mechanism with a biological procoagulant mixture, which we believe offers advantages over both manual compression and competitive vascular sealing devices.  We began selling our Duett sealing device in Europe in February 1998 and in the United States in June 2000.  In the fourth quarter of 2001 we introduced the Diagnostic Duett version of the Duett sealing device, which utilizes a lower dose of procoagulant for the less-challenging diagnostic subset of catheterization procedures.  Subsequently we have deemphasized sales of the Duett sealing devices and expect to discontinue this product by 2013.

At the end of the first quarter of 2004 we received regulatory clearance in the United States for the Thrombi-Pad® trauma bandage.  The Thrombi-Pad trauma bandage is a larger-sized version of our D-Stat Dry designed for use in trauma indications, does not require mixing or special storage requirements and can be quickly applied to even severely bleeding wounds.  During the second quarter of 2005 we received regulatory clearance in the United States for the Thrombi-Gel® hemostatic foam.  The Thrombi-Gel hemostatic product contains a gelatin foam pad (instead of the non-resorbable gauze pad in the D-Stat Dry) to provide a unique, premixed, sterile, gelatin/thrombin hemostat.  Because the Thrombi-Pad and Thrombi-Gel products are utilized outside of our core market of interventional procedures, we have licensed the distribution of these products to King Pharmaceuticals, Inc., as described under “Agreements with King Pharmaceuticals, Inc.” below.

Vein Products and Services

Our Vari-Lase endovenous laser products consist of a laser console, procedure kits and accessories used in the treatment of reflux of the great saphenous vein, commonly referred to as varicose veins.  More than one million people in the United States seek treatment each year for varicose veins.  Left untreated, varicose veins can result in serious clinical consequences, including limited mobility and venous stasis ulcers.  Historically, an invasive surgical procedure known as vein stripping was the only treatment for severe varicose veins.  While vein stripping is still performed, since 2002 a non-surgical procedure using endovenous laser energy to treat and close the diseased vein has become a preferred alternative.  Recent clinical data on endovenous laser therapy has demonstrated excellent clinical results and outstanding patient satisfaction.  During the fourth quarter of 2004 the Center for Medicare and Medicaid Services (CMS) published the Medicare Physicians Fee Schedule which established favorable reimbursement rates for the endovenous laser procedure starting January 1, 2005.  Private insurance companies also have issued reimbursement coverage decisions resulting in more physicians adding endovenous laser therapy to their practice.   We believe the current market size for treating varicose veins using endovenous therapy is greater than $200 million per year.

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

On December 22, 2011, we entered into an exclusive 5-year license agreement with NES, under which we will sell a reprocessing service to customers utilizing the ClosureFast radiofrequency catheter in the treatment of varicose veins in the U.S.  The ClosureFast catheter is owned and marketed by VNUS Medical Technologies, Inc., a subsidiary of Covidien.  Under the reprocessing service provided by NES, the customer will send its used ClosureFast catheters to NES, where they will be inspected, cleaned, tested, repackaged, resterilized and shipped back to the customer.  We believe the U.S. market opportunity for reprocessing the ClosureFast catheter is greater than $15 million per year.

The amount of total revenue contributed by each of our product lines and by geographic areas for the last three fiscal years is set forth in Notes 2 and 11 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2011.

Agreements with King Pharmaceuticals, Inc.

In January 2007, we entered into three agreements with King Pharmaceuticals, Inc. (King), consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement.

The effect of these three agreements was to forge a new relationship between us and King having essentially three components.  First, King is selling through its direct sales force, and we are manufacturing and supplying to King, our Thrombi-Pad trauma bandage and Thrombi-Gel hemostat products.  Second, we are working with King to develop additional hemostat products to be sold by King outside of our direct sales force’s call point of cardiac, peripheral and electrophysiology catheterization laboratories.  Third, King is selling Thrombin-JMI® to us for use in the manufacture of our hemostatic products under a 10-year, fixed price arrangement.

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

Under the terms of the Device Supply Agreement, we agreed to manufacture and supply the Products to King and King agreed to purchase the Products from us for King’s exclusive commercialization, distribution, sale and use of the Products in the Field.  King does not have any minimum purchase obligations under the Device Supply Agreement.  The Device Supply Agreement does not limit our ability to manufacture the Products for our own commercialization, distribution, sale and use outside of the Field.  The transfer prices are fixed for each Product under the Device Supply Agreement and are adjusted for cost and inflation increases according to a market index.  Upon the first commercial sale by King of a Thrombi-Gel hemostat (which occurred in May 2007), King made a one-time, non-refundable milestone payment to us of $1.0 million.  Upon the first commercial sale by King of a Thrombi-Paste hemostat product (which has not occurred and is expected to never occur), King agreed to make another one-time, non-refundable milestone payment to us of $1.0 million.  If, after undertaking and completing the development and regulatory plans with respect to the Thrombi-Gel and Thrombi-Paste products, such development and regulatory efforts did not result in regulatory approval for use of the product in surgery, we agreed to make a one-time, non-creditable, non-refundable payment in the amount of $2.5 million to King for each of the two products..  On July 6, 2011, King notified us that they were terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision to not proceed, we are not required to make either of the $2,500,000 payments to King, and instead we recognized revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of this agreement.  Under the Device Supply Agreement, King also has certain rights of first refusal with respect to any hemostatic devices for use in the Field that we may develop on our own or at the request of King.  The Device Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including termination by King without cause any time after the third anniversary of its execution upon two years prior written notice to us.

Under the terms of the Thrombin-JMI® Supply Agreement, King agreed to manufacture and supply thrombin to us on a non-exclusive basis.  King agreed to supply us with such quantity of thrombin as we may order for use in devices not intended for sale by King in the Field at a fixed price throughout the term of the Thrombin-JMI® Supply Agreement as adjusted for inflation, variations in potency and other factors.  King also agreed to provide thrombin to us under the Thrombin-JMI® Supply Agreement at no cost for incorporation into Products and hemostat devices intended for sale in the Field by King.  The Thrombin-JMI® Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including (1) termination by King without cause any time after the fifth anniversary of its execution upon five years prior written notice to us and (2) termination by us without cause any time after the fifth anniversary of its execution upon five years prior written notice to King provided that the Device Supply Agreement has expired on its terms or the parties have agreed to terminate it.

Business Strategy

Our primary objective is to establish ourselves as a leading supplier of clinically superior medical devices and services for substantial, unique opportunities within interventional medicine. The key steps in achieving our primary objective are the following:

●
Maintain and Improve our Clinically-Oriented Direct Sales Force in the United States.  During 2000 we commenced sales of our products in the United States through a direct sales force of clinically trained account managers who sell and train interventional cardiologists, radiologists and catheterization laboratory personnel on the use of our products.  As our product lines have increased, we have increased the size of our sales force to 93 at the end of 2011, which provides substantially complete geographic coverage of the United States.

●
Expand our Existing Products to Our Existing Market.  Starting in 2003 we have launched multiple new products and services in the United States through our direct sales force to our existing markets.  Pursuing this multiple product and services strategy has generated material sales growth, and we believe that each of our current product lines has the potential to generate continued sales growth during 2012 and beyond.

●
Develop New Devices and Services to be Sold Through our Direct Sales Force to our Existing Customers.  We intend to continue to leverage our direct sales force by bringing additional products and services to the interventional physician.

●
Acquire Additional Products or Services to be Sold Through our Direct Sales Force to our Existing Customers.  We intend to continue to leverage our direct sales force by bringing additional products and services to the interventional physician through acquisitions.  Over the past two years we have acquired products and services from Escalon, Radius, Zerusa and NES (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2011).  We expect to continue to acquire complementary products and services and to enter into distribution agreements for the distribution of other companies’ products through our direct U.S. sales force.

●
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

Sales, Marketing and Distribution

In 2000 we commenced sales of our Duett sealing device in the United States through our direct sales organization. As of December 31, 2011, our worldwide sales force consisted of 93 employees, all of whom sell our entire line of products and services.  We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force.

In January 2011, we created a wholly-owned subsidiary in Ireland to facilitate the acquisition of the Guardian hemostasis valve products from Zerusa.  Upon closing of the acquisition, this subsidiary commenced sales of the Guardian hemostasis valves in international markets through independent distributors.

As part of our sales strategy, our sales force is clinically trained and is able to train physicians and other healthcare personnel on the use of our products and services.  We believe that effective training is a key factor in encouraging physicians to use interventional medical devices and services.  We have created, and will continue to work to improve, an in-the-field training program for the use of all of our products and services.  We also develop and maintain close working relationships with our customers to continue to receive input concerning our product and service development plans.

We are focused on building market awareness and acceptance of our products and services.  Our marketing department provides a wide range of programs, materials and events that support our sales force.  These include product and service training, conference and trade show appearances and sales literature and promotional materials.

Our international sales and marketing strategy has been to sell to interventional cardiologists and interventional radiologists through established independent distributors in major international markets, subject to required regulatory approvals.  In Germany, we created a wholly-owned subsidiary to sell directly to customers in the German market beginning in the fourth quarter of 2000.  In the first quarter of 2008 we transitioned our sales in Germany to an independent distributor and closed our German subsidiary.  We have entered into multi-year written distribution agreements with each of our independent distributors, and we ship our products to these distributors upon receipt of purchase orders.  Each of our independent distributors has the exclusive right to sell our products within a defined territory.  These distributors also market other medical products, although they have agreed not to sell directly competitive products.  Our independent distributors purchase our products from us at a discount from list price and resell the device to hospitals and clinics.  Sales to international distributors are denominated in United States dollars, with the exception of sales from our subsidiary in Ireland and sales to our German distributor, which are denominated in Euros.  The end-user price is determined by the distributor and varies from country to country.

New Product and Service Development

Our growth depends in large part on the continuous introduction of new and innovative products and services, together with ongoing enhancements to our existing products and services, through internal product development, technology licensing and strategic alliances.  We recognize the importance of, and intend to continue to make investments in, research and development.  We incurred expenses of $10,240,000 in 2011, $9,524,000 in 2010, and $7,847,000 in 2009 for research and development activities, which constituted 11%, 12%, and 11%, respectively, of net sales.  R&D activities include research, product development and intellectual property.  We expect that our R&D expenditures will be approximately 10 to 12% of net sales in 2012.

Our research and product development group works closely with our sales force to incorporate customer feedback into our development and design process. We believe that we have a reputation within interventional cardiology and interventional radiology as a good partner for product and service development because of our tradition of close physician collaboration, dedicated market focus, responsiveness and execution capabilities for product and service development and commercialization.

To further leverage our efficiencies, our research and development group continues to develop in-house capabilities to manufacture some of the components currently produced by outside vendors.

We expect our research and development activities to continue to expand to include evaluation of new concepts, products and services for the interventional cardiology and interventional radiology field.  We believe that there are many potential new interventional products and services that would fit within the development, clinical, manufacturing and distribution network we have created for our existing products and services.

Manufacturing

We manufacture our products in our facilities located in the suburbs of Minneapolis, Minnesota and in the country of Ireland.  The catheter manufacturing and packaging processes occur under a controlled clean room environment.  Our quality system, manufacturing facilities and processes have been certified to be compliant with the European Medical Device Directive 93/42/EEC, ISO 3485:2003, the Canadian Medical Device Regulations SOR/98-282, and FDA Quality System Regulations.

We purchase components from various suppliers and rely on single sources for several parts of our products.  We purchase our requirements for thrombin (a component in the Duett and in all of the D-Stat products) for use in manufacturing products sold in the U.S. under the Thrombin-JMI® Supply Agreement with King.  We purchase our requirements for thrombin for use in manufacturing products sold in international markets under a supply agreement with Sigma-Aldrich Fine Chemicals, an operating division of Sigma-Aldrich, Inc.  To date, we have not experienced any significant adverse effects resulting from shortages of components.

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

Our primary competitors include: Medtronic, Abbott Laboratories, Johnson & Johnson, Boston Scientific, Covidien, Merit Medical, Marine Polymer Technologies, Hemcon Medical Technologies, Cook Medical, MedRad, Spectranetics, AngioDynamics, biolitec, Dornier MedTech, St. Jude Medical and Terumo.

Many of our competitors have substantially greater financial, technological, research and development, regulatory, marketing, sales and personnel resources than we do.  Competitors may also have greater experience in developing products, obtaining regulatory approvals, and manufacturing and marketing such products.  Additionally, competitors may obtain patent protection or regulatory approval or clearance, or achieve product commercialization before us, any of which could materially adversely affect us.  We compete on the basis of our clinically differentiated products and services and focused opportunities within this interventional medical device and service market.

In each of our product and service areas, we believe that several other companies are developing new devices and services.  The medical device industry is characterized by rapid and significant technological changes as well as the frequent emergence of new technologies.  There are likely to be research and development projects related to these market areas of which we are currently unaware.  A new technology, product or service may emerge that results in a reduced need for our products and services or results in a product or service that renders our product or service noncompetitive.

Regulatory Requirements

United States

Our products and services are regulated in the United States as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act.  The FDA classifies medical devices and services into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness.  Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, but are usually exempt from premarket notification requirements.  Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, and FDA guidelines, and may also require clinical testing prior to approval.  Class III devices are subject to the highest level of controls because they are used in life-sustaining or life-supporting implantable devices.  Class III devices require rigorous clinical testing prior to their approval and generally require a premarket approval (PMA) or supplement application prior to their sale.

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

Manufacturers must file an investigational device exemption (IDE) application if human clinical studies of a device are required and if the FDA considers experimental use of the device to represent significant risk to the patient.  The IDE application must be supported by data, typically including the results of animal and mechanical testing of the device.  If the IDE application is approved by the FDA, human clinical studies may begin at a specific number of investigational sites with a maximum number of patients, as approved by the FDA.  The clinical studies must be conducted under the review of an independent institutional review board to ensure the protection of patient rights.

Generally, upon completion of human clinical studies, a manufacturer seeks approval of a Class III medical device from the FDA by submitting a PMA application.  A PMA application must be supported by extensive data, including the results of the clinical studies, as well as literature to establish the safety and effectiveness of the device.

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

We also are subject to FDA regulations concerning manufacturing processes and reporting obligations. These regulations require that manufacturing operations be performed according to FDA standards and in accordance with documentation, control and testing standards.  We are subject to inspection by the FDA on an on-going basis.  We are required to provide information to the FDA on adverse events and maintain a documentation and record keeping system in accordance with FDA guidelines.  The advertising of our products is subject to both FDA and Federal Trade Commission jurisdiction.  If the FDA believes that we are not in compliance with any aspect of the law, it can institute proceedings to detain or seize products, issue a recall, stop future violations and assess civil and criminal penalties against us, our officers and our employees.

International

The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives.  As part of the CE mark compliance, manufacturers are required to comply with the European quality systems standards.  We received CE mark certification for our first product and certification of our quality system in July 1998, and we have subsequently received the CE mark certification for other products we distribute in the European Union.

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

Patents and Intellectual Property

We file patent applications to protect technology, inventions and improvements that are significant to the development of our business, and use trade secrets and trademarks to protect other areas of our business.  We currently have 14 U.S. patents issued and 12 additional patents pending concerning our Duett sealing device, Pronto catheter, Gopher catheter, D-Stat Dry, the Vari-Lase product line, GuideLiner catheter and other products.  We also have pursued international patent applications.  Our 14 U.S. patents have expiration dates ranging from June 2012 to February 2030.

The interventional medical device market in general, and the endovenous laser therapy field in particular, are characterized by frequent and substantial intellectual property litigation.  Currently, we are not involved in any patent litigation; however, we have been involved in multiple pieces of litigation, the last of which was completed in 2010 (See Note 14 to our Consolidated Financial Statements in Item 8 of Part II  of this Annual Report on Form 10-K for the year ended December 31, 2011).  The interpretation of patents involves complex and evolving legal and factual questions.  Intellectual property litigation in recent years has proven to be complex and expensive, and the outcome of such litigation is difficult to predict.

We may become the subject of additional intellectual property claims in the future related to our products or services.  Our defense of any intellectual property claims, regardless of the merits of the complaint, could divert the attention of our technical and management personnel away from the development and marketing of our products and services for significant periods of time.  The costs incurred to defend these claims could be substantial and adversely affect us, even if we are ultimately successful.

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

We also register the trademarks through which we conduct our business.  To date, we have registered and use the trademarks “Acolysis®,” “Auto-Fill®,” “D-Stat®,” “Drainer®,” “Gandras®,” “Gator®,” “Gopher®,” “GrebSet®,” “Guardian®,” “GuideLiner®,” “Hunter Biopsy Marker®,” “Jiffy Wire®,” “Langston®,” “Minnie®,” “Muskie®,” “Piggyback®,” “Pronto®,” “QXT Extraction Catheter®,” “Rad-Band®,” “Skyway®,” “SmartNeedle®,” “Thrombix®,” “Thrombi-Gel®,” “Trespass®,” “Twin-Pass®,” “Vari-Lase®,” and “WireFiber®,” and we use the following trademarks “Amplatz SST™,” “Axis™,” “Bennelli™,” “Bright Tip™,” “Cohen™,” “Diagnostic Duett™,” “Duo Cobra™,” “Drain Edge™,” “Expro Elite™,” “Gell-Block™,” “InnerChange™,” “Mg Seal™,” “Max-Support™,” “Maximus™,” “MICRO Elite™,” “Navigation™,” “Oracle™,” “Quattro ™,” “SuperCross™,” “Sympro™,” “VSI Select™,” “VSI StraitSet™,” “VSI Tru-Torque™,” and “Duett™.”  We acquired the registered trademark “Acolysis” in connection with our acquisition of the Acolysis therapeutic ultrasound business in 2002.  We acquired the registered trademark “SmartNeedle” in connection with our acquisition of the SmartNeedle and pdAccess products in April 2010.  We acquired the unregistered trademarks “Expro Elite,” “MICRO Elite,” and “OptiSeal” in connection with our acquisition of the snare and retrieval products in October 2010.  We acquired the registered trademark “Guardian” in connection with our acquisition of the Guardian hemostasis valve products in January 2011.  U.S. trademark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

The trademark “ClosureFast®” is owned by Tyco Healthcare Group, LP.

Employees

As of December 31, 2011, we had 355 full-time employees.  Of these employees, 131 were in manufacturing activities, 123 were in sales and marketing activities, 45 were in regulatory, quality assurance and clinical research activities, 35 were in research and development activities, and 21 were in general and administrative functions.  We have never had a work stoppage and none of our employees are covered by collective bargaining agreements.  We believe our employee relations are good.  We are an Equal Opportunity Employer.

Executive Officers of the Registrant

Our executive officers as of January 31, 2012 are as follows:

Name	Age	Position
Howard Root	51	Chief Executive Officer and Director
James Hennen	39	Chief Financial Officer and Senior Vice President of Finance
Charmaine Sutton	52	Senior Vice President of Operations
William Rutstein	59	Senior Vice President of Worldwide Sales
Jonathan Hammond	44	Vice President of Manufacturing
Brett Demchuk	48	Vice President of Quality
Susan Christian	43	Vice President of Sales Operations
Carrie Powers	37	Vice President of Marketing
Phillip Nalbone	50	Vice President of Corporate Development
Michael Blum	43	Vice President and General Counsel and Corporate Secretary

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

Bill Rutstein has served as our Senior Vice President of Worldwide Sales since July 2010.  Mr. Rutstein previously served as our Vice President of International Sales starting in October 2008, Senior Director of International Sales starting in January 2008, and Director of International Sales upon joining Vascular Solutions in August 1999.  Prior to joining us, Mr. Rutstein was the Business Unit Director for the cardiosurgery division of Minntech Corporation, a medical device company, from April 1997 to July 1999.  From November 1988 to March 1997, Mr. Rutstein worked for Daig Corporation (a St. Jude Medical Company), a medical device company specializing in cardiology and electrophysiology catheters, where he served as Regional Sales Manager, National Sales Manager, OEM Sales Manager and International Sales Manager.

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

Phillip Nalbone has served as our Vice President of Corporate Development since September 2011.  Prior to joining us, Mr. Nalbone spent nearly 20 years as a medical devices analyst at various investment firms, including Hambrecht & Quist, Volpe Brown Whelan & Co., Solomon Smith Barney, RBC Capital Markets, and Wedbush Securities.

Michael Blum has served as our General Counsel since February 2011 and as our Vice President and Corporate Secretary since July 2011.  Prior to joining us, Mr. Blum served as Intellectual Property Counsel to SUPERVALU INC., a national grocery retailer and food distributor, where he worked from April 2008 to February 2011.  Since July 2005, Mr. Blum also has served as Co-Principal and Chief Financial Officer of Aquatic Health Resources, a distributor of health products for the fish farming industry.  From March 1999 to April 2005, Mr. Blum worked for Alpharma Inc., a specialty pharmaceutical manufacturer, most recently as Vice President, Law of its animal health business unit and as the company’s Chief Trademark Counsel.  Prior to joining Alpharma, Mr. Blum practiced intellectual property law as an associate with two law firms in New York, NY.  From April 1995 to March 1999, he was with Fross Zelnick Lehrman & Zissu, P.C., and from September 1993 to March 1995 he was with Pennie & Edmonds.

There are no family relationships among any of our executive officers.

Available Information

We make available free of charge on or through our internet website at www.vasc.com our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, required Interactive Data files and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below are not the only ones facing our company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or results of operations could be seriously harmed.

We will not be successful if the interventional medical device community does not adopt our new products or services.

        We have launched over 50 new products or services since 2003.  Our success will depend on the continued launch of new products and services and the medical community’s acceptance of our new products and services.  We cannot predict how quickly, if at all, the medical community will accept our new products and services, or, if accepted, the continuation or extent of their use.  Our potential customers must:

•	believe that our products or services offer benefits compared to the methodologies and/or devices that they are currently using;

•	use our products or services and obtain acceptable clinical outcomes;

•	believe that our products or services are worth the price that they will be asked to pay; and

•	be willing to commit the time and resources required to change their current methodology.

Because we are often selling a new technology, we have limited ability to predict the level of growth or timing in sales of these products or services. If we encounter difficulties in growing our sales of our new medical devices or services in the United States, our business will be seriously harmed.

We have a limited history of profitability and may not be profitable in the future.

From 1997 to 2007 we incurred net losses primarily from costs relating to the development and commercialization of our new products.  At December 31, 2011, we had an accumulated deficit of $17.2 million.  We believe that we have achieved a level of consistent profitability from our continuing operations; however, there is no assurance that this will continue, and we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis.

We may face litigation claims which could prevent us from manufacturing and selling our products or services or result in our incurring substantial costs and liabilities.

        The interventional medical device industry is characterized by numerous patent filings and frequent and substantial intellectual property litigation.  Companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage.  Intellectual property litigation has proven to be very complex, and the outcome of such litigation is difficult to predict.  While we are not currently involved in any intellectual property litigation and we do not believe that any of our products or services infringe any existing patent or other intellectual property right, it is highly likely that we will continue to become subject to intellectual property claims with respect to our new or existing products or services.

        An adverse determination in any intellectual property litigation or interference proceedings could prohibit us from selling a product or service, subject us to significant immediate payments to third parties and require us to seek licenses from third parties.  The costs associated with these license arrangements may be substantial and could include substantial up-front payments and ongoing royalties.  Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all.  Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a product or service.

Our defense of intellectual property claims whether ongoing or filed in the future, regardless of the merits of the complaint, could divert the attention of our technical and management personnel away from the development and marketing of our products and services for significant periods of time.  The costs incurred to defend these claims could be substantial and seriously harm us, even if our defense is ultimately successful.

Our future operating results are difficult to predict and may vary significantly from quarter to quarter, which may adversely affect the price of our common stock.

         The ongoing introduction of new products and services that affect our overall product mix make the prediction of future operating results difficult.  You should not rely on our past revenue growth as any indication of future growth rates or operating results.  The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors.  Comparisons of our quarterly operating results are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

•	the level of sales of our products and services in the United States market;

•	our ability to introduce new products or services and enhancements in a timely manner;

•	the demand for and acceptance of our products and services;

•	the success of our competition and the introduction of alternative products or services;

•	our ability to command favorable pricing for our products and services;

•	the growth of the market for our devices and services;

•	the expansion and rate of success of our direct sales force in the United States and our independent distributors internationally;

•	actions relating to ongoing FDA compliance;

•	the effect of intellectual property disputes;

•	the size and timing of orders from independent distributors or customers;

•	the attraction and retention of key personnel, particularly in sales and marketing, regulatory, manufacturing and research and development;

•	unanticipated delays or an inability to control costs;

•	general economic conditions as well as those specific to our customers and markets; and

•	seasonal fluctuations in revenue due to the elective nature of some procedures.

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

The market for interventional medical devices and services is highly competitive and will likely become more competitive, and our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products or services obsolete.

         The existing market for interventional medical devices and services is intensely competitive.  We expect competition to increase further as companies develop new products and services or modify their existing products and services to compete directly with ours.  Each of our products and services encounters competition from several medical device companies, including Medtronic Inc., Boston Scientific Corporation, Covidien plc and St. Jude Medical Inc.  Each of these companies has:

•	better name recognition;

•	broader product lines;

•	greater sales, marketing and distribution capabilities;

•	significantly greater financial resources;

•	larger research and development staffs and facilities; and

•	existing relationships with some of our potential customers.

We may not be able to effectively compete with these companies.  In addition, broad product lines may allow our competitors to negotiate exclusive, long-term supply contracts and offer comprehensive pricing for their products or services.  Broader product lines may also provide our competitors with a significant advantage in marketing competing products or services to group purchasing organizations and other managed care organizations that are increasingly seeking to reduce costs through centralized purchasing.  Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products or services obsolete.

Our international sales are subject to a number of risks that could seriously harm our ability to successfully commercialize our products and services in any international market.

         Our international sales are subject to several risks, including:

•	the ability of our independent distributors to sell our products and services;

•	the impact of recessions in economies outside the United States;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	unexpected changes in regulatory requirements, tariffs or other trade barriers;

•	weaker intellectual property rights protection in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

        The occurrence of any of these events could seriously harm our future international sales and our ability to successfully commercialize our products and services in any international market.

Our business and results of operations may be seriously harmed by changes in third-party reimbursement policies.

We could be seriously harmed by changes in reimbursement policies of governmental or private healthcare payors, particularly to the extent any changes affect reimbursement for catheterization procedures in which our products or services are used.  Failure by physicians, hospitals and other users of our products or services to obtain sufficient reimbursement from healthcare payors for procedures in which our products or services are used or adverse changes in governmental and private third-party payors’ policies toward reimbursement for such procedures would seriously harm our business.

In the United States, healthcare providers, including hospitals and clinics that purchase medical devices or services such as our products and services, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of catheterization procedures.  Any changes in this reimbursement system could seriously harm our business.

In international markets, acceptance of our products and services is dependent in part upon the availability of reimbursement within prevailing healthcare payment systems.  Reimbursement and healthcare payment systems in international markets vary significantly by country.  Our failure to receive international reimbursement approvals could have a negative impact on market acceptance of our products and services in the markets in which these approvals are sought.

Our products and our manufacturing activities are subject to extensive governmental regulation that could prevent us from selling our products or services in the United States or introducing new and improved products or services.

        Our products and services and our manufacturing activities are subject to extensive regulation by a number of governmental agencies, including the FDA and comparable international agencies.  We are required to:

•	obtain the clearance of the FDA and international agencies before we can market and sell our products and services;

•	satisfy these agencies’ content requirements for all of our labeling, sales and promotional materials; and

•	undergo rigorous inspections by these agencies.

        Compliance with the regulations of these agencies may delay or prevent us from introducing any new model of our existing products or other new products or services.  Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

        We are also required to demonstrate compliance with the FDA’s quality system regulations.  The FDA enforces its quality system regulations through pre-approval and periodic post-approval inspections.  These regulations relate to product testing, vendor qualification, design control and quality assurance, as well as the maintenance of records and documentation.  If we are unable to conform to these regulations, the FDA may take actions which could seriously harm our business.  In addition, government regulation may be established that could prevent, delay, modify or rescind regulatory clearance or approval of our products or services.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our offices in the United States are located in two buildings totaling approximately 106,000 square feet of leased space in two suburbs of Minneapolis, Minnesota (Maple Grove and Plymouth).  These facilities include approximately 20,000 square feet used for manufacturing activities and approximately 6,000 square feet used for research and laboratory activities, with the remainder used for warehouse and general office space.  On October 15, 2010, we amended and replaced both lease agreements with a consolidated lease agreement to add an additional 12,000 square feet, with additional renewal options.

Our offices in Ireland are located in one building totaling 1,150 square feet of leased space in Galway.  This facility includes approximately 450 square feet used for research and laboratory activities, with the remainder used for warehouse and general office space.  This lease is set to auto renew in May 2012.

ITEM 3.  LEGAL PROCEEDINGS

         On June 28, 2011, we received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to our Vari-Lase products, and in particular the use of the Vari-Lase® Short Kit for the treatment of perforator veins.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through December 31, 2011 of approximately $410,000 (0.1% of the Company’s total U.S. sales) and has not been the subject of any reported serious adverse clinical event.  We are fully complying with this inquiry.

        From time to time we are involved in legal proceedings arising in the normal course of our business. As of the date of this report we are not a party to any legal proceedings not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “VASC”.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ Global Market.

	High	Low
2011
First Quarter	$12.13	$10.28
Second Quarter	13.20	10.65
Third Quarter	13.75	10.79
Fourth Quarter	12.58	9.90

2010
First Quarter	$9.91	$7.86
Second Quarter	13.22	8.92
Third Quarter	12.80	10.71
Fourth Quarter	12.65	9.72

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 28, 2011, our Board of Directors approved a Common Stock Repurchase Plan (the “Repurchase Plan”), which provided the option to repurchase up to a maximum of 1,000,000 shares of our common stock on the open market at market prices.  The Repurchase Plan expired on December 31, 2011 after the repurchase of a total of 902,901 shares for a total of $9,883,000.

The following table provides information about the shares repurchased during the fourth quarter of 2011:

Date	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2011	54,435	(1)	$10.99	53,200	754,514
November 1 – 30, 2011	386,715		10.63	386,715	367,799
December 1 – 31, 2011	270,700		11.38	270,700	97,099
Total	711,850		$10.94	710,615	97,099

(1)  At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we repurchased 1,235 shares of our common stock in October at the fair market value of the common stock on the date the employee’s award vested to satisfy income tax withholding obligations.

Holders

As of December 31, 2011, we had 169 shareholders of record.  Such number of record holders does not reflect shareholders who beneficially own common stock held in nominee or street name.

Dividends

       We have paid no cash dividends on our common stock, and do not intend to pay cash dividends on our common stock in the future.

Performance Graph

        The following graph shows a comparison of cumulative total returns for our common stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Medical Industry Index (Medical Devices, Instruments and Supplies), assuming the investment of $100 in our common stock and each index on December 31, 2006 and the reinvestment of dividends, if any.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2011 and 2010 and for the three years ended December 31, 2011, 2010 and 2009 are derived from, and should be read together with, our consolidated financial statements included elsewhere in this Form 10-K.  The following selected financial data as of December 31, 2009, 2008 and 2007 and for the fiscal years ended December 31, 2008 and 2007 are derived from consolidated financial statements not included herein.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statements of Operations Data:
Net revenue:
Product revenue	$86,589	$77,419	$66,726	$59,757	$51,414
License and collaboration revenue	3,367	1,024	1,701	1,464	1,450
Total net revenue	89,956	78,443	68,427	61,221	52,864

Product costs and operating expenses:
Cost of goods sold	29,844	26,465	22,917	20,690	17,002
Cost of sales related to thrombin inventory	-	-	-	670	-
Collaboration expenses	-	175	850	632	685
Research and development	10,240	9,524	7,847	6,333	5,481
Clinical and regulatory	4,332	3,551	2,886	3,220	3,168
Sales and marketing	24,126	23,188	21,206	20,482	19,603
General and administrative	4,997	5,183	4,555	4,695	5,304
Thrombin qualification	-	-	-	-	147
Litigation	-	(3,529)	-	1,484	5,800
Amortization of purchased technology and intangibles	831	304	-	-	-
Total product costs and operating expenses	74,370	64,861	60,261	58,206	57,190
Operating income (loss)	15,586	13,582	8,166	3,015	(4,326)

Other income (expenses):
Interest income	16	38	48	203	444
Interest expense	(13)	(20)	(38)	(62)	(148)
Foreign exchange gain (loss)	110	(42)	(10)	(28)	-

Income (loss) before income taxes	15,699	13,558	8,166	3,128	(4,030)

Income tax benefit (expense)	(5,960)	7,819 *	(2,788)	13,045	(276)
Net income (loss)	$9,739	$21,377	$5,378	$16,173	$(4,306)
Net income (loss) per common share –Basic	$0.59	$1.30	$0.34	$1.04	$(0.28)
Net income (loss) per common share –Diluted	$0.57	$1.26	$0.33	$1.01	$(0.28)
Weighted average number of basic common shares outstanding	16,638	16,478	16,047	15,588	15,238
Weighted average number of diluted common shares	17,184	17,008	16,475	15,955	15,238

* A complete discussion of the facts and circumstances surrounding this amount can be found on page 29 of this Annual Report on Form 10-K for the year ended December 31, 2011.

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available- for-sale securities (includes restricted cash)	$13,726	$17,360	$17,794	$7,209	$10,759
Working capital (includes restricted cash)	38,650	38,927	35,145	22,677	14,530
Total assets	76,483	78,457	51,755	44,180	31,278
Total shareholders’ equity	66,706	64,103	40,399	31,826	12,825

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business.  These forward-looking statements and other forward-looking statements made elsewhere in this document that are not strictly historical fact are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Item 1A of Part I of this Annual Report on Form 10-K for the year ended December 31, 2011, sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.  We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.

Overview

We are a medical device company focused on bringing solutions to interventional cardiologists and interventional radiologists.  As a vertically-integrated medical device company, we generate ideas and create new interventional medical devices, and then deliver those products and related services directly to the physician through our direct domestic sales force and international distribution network.  We continue to develop new products and services and new applications for our existing products.

        We believe the overall market for endovascular devices will grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase.  We intend to capitalize on this market opportunity through the continued introduction of new products and services.  We expect to originate these new products and services primarily through our internal research and development and clinical efforts, but we may supplement them with targeted acquisitions or other external collaborations.  Additionally, our growth has been, and will continue to be, impacted by our expansion and penetration into new geographic markets, the expansion and penetration of our direct sales organization in existing geographic markets, and our continuing focus to increase the efficiency of our existing direct sales organization.

        Our product portfolio includes a broad spectrum of over 50 products consisting of over 700 stock keeping units (SKUs), a wide array of blood clotting devices, extraction catheters, access catheters, guide catheters, micro-introducer kits, guidewires, snare and retrieval devices, and endovenous laser and procedure kits for the treatment of varicose veins.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three main categories based on similarities in the products or services sold.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals.  A significant portion of our net sales historically has been, and we expect to continue to be, attributable to new and enhanced products and services.   We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products and services.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Year Ended December 31,
	2011	2010	2009

Net revenue:
Product revenue	96%	99%	98%
License and collaboration revenue	4%	1%	2%
Total net revenue	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	34%	34%
Collaboration expenses	-	-	1%
Research and development	11%	12%	11%
Clinical and regulatory	5%	4%	4%
Sales and marketing	27%	30%	31%
General and administrative	5%	7%	7%
Litigation	-	(4%)	-
Amortization of purchased technology and intangibles	1%	-	-
Total product costs and operating expenses	82%	83%	88%
Operating income	18%	17%	12%

Interest income/expense and foreign exchange loss, net	-	-	-

Income before income taxes	18%	17%	12%

Income tax benefit (expense)	(7%)	10%	(4%)
Net income	11%	27%	8%

Our primary products and related services are categorized into three categories.  The following table sets forth, for the periods indicated, net revenue by product line along with the change from the previous year:

	For Years Ended December 31,
	2011		2010		2009
	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$53,040,000	27%	$41,907,000	37%	$30,693,000	19%
Hemostat products	23,065,000	(6%)	24,579,000	-%	24,693,000	4%
Vein products	10,484,000	(4%)	10,933,000	(4%)	11,340,000	11%
Total product revenue	86,589,000	12%	77,419,000	16%	66,726,000	12%
License & collaboration	3,367,000	229%	1,024,000	(40%)	1,701,000	16%
Total net revenue	$89,956,000	15%	$78,443,000	15%	$68,427,000	12%

Year ended December 31, 2011 compared to the years ended December 31, 2010 and December 31, 2009.

Net revenue increased 15% to $89,956,000 for the year ended December 31, 2011 from $78,443,000 for the year ended December 31, 2010.  Net revenue related to our acquisition of the SMARTNEEDLE and pdACCESS products, and the additional international revenue related to the Radius snare and retrieval products and Zerusa Guardian hemostasis valves was $4,360,000 for the year ended December 31, 2011, accounting for 38% of the overall increase in revenue.  Recognition of $2,343,000 in additional licensing revenue represented 20% of the overall increase in revenue for the year ending December 31, 2011 from the year ending December 31, 2010.  The additional licensing revenue was the result of King terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products (see Note 14 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2011).  New product introductions, which consist of any product that had no sales in the comparable period in 2010, represented 14% of the overall increase in revenue for the year ended December 31, 2011.  Product pricing represented 3% of the overall increase in revenue for the year ended December 31, 2011.  An increase in the volume of existing product sales constituted the remainder of the increase in revenue for the year ended December 31, 2011 from the year ended December 31, 2010.  Approximately 84% of our net revenue was earned in the United States and 16% of our net revenue was earned in international markets for the year ended December 31, 2011.

Net revenue increased 15% to $78,443,000 for the year ended December 31, 2010 from $68,427,000 for the year ended December 31, 2009.  Approximately 41% of this increase was attributable to new product introductions, 22% was attributable to acquired products and substantially all of the remainder was attributable to increased volume of existing products.  Approximately 85% of our net revenue was earned in the United States and 15% of our net revenue was earned in international markets for the year ended December 31, 2010.

We recognized $3,367,000 of licensing revenue during the year ended December 31, 2011, compared to $849,000 during the year ended December 31, 2010 and $850,000 during the year ended December 31, 2009, all of which was derived from  our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai in Germany.  We also recognized $-0- and $175,000 of collaboration revenue during the years ended December 31, 2011 and December 31, 2010 as a result of performing clinical and development work for King under the Device Supply Agreement.  For the year ended December 31, 2009 we recognized $851,000 of collaboration revenue.  On July 6, 2011, King notified us that it was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making this decision not to proceed, we recognized revenue of $2,762,000 in the third quarter of 2011, which represented the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Amortization of the King deferred revenue will be $204,000 per year for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical indication of the Thrombi-Gel and Thrombi-Pad products.

Gross margin across all product lines remained constant at 66% for the years ended December 31, 2011, December 31, 2010 and December 31, 2009.  We expect product gross margins to be in the range of 65.5% to 66.5% in 2012, subject to variations in our selling mix between U.S. and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry.

Collaboration expense was $-0- for the year ended December 31, 2011, compared to $175,000 for the year ended December 31, 2010 and $850,000 for the year ended December 31, 2009.  Collaboration expense was primarily the result of our collaboration revenue related to the clinical and development work being performed for King.  We do not expect to incur any additional collaboration expense during 2012.

Research and development expense for the year ended December 31, 2011 totaled $10,240,000, or 11% of revenue, compared to $9,524,000, or 12% of revenue for the year ended December 31, 2010 and $7,847,000, or 11% of revenue for the year ended December 31, 2009.   The increase in research and development expense on a dollar basis resulted from additional documentation and testing requirements imposed by the FDA on several of our new product submissions.  We expect our continuing research and development expense to be approximately 10% to 12% of revenue in 2012 as we continue to pursue additional new products and move our longer term development projects forward.

Clinical and regulatory expense for the year ended December 31, 2011 totaled $4,332,000, or 5% of revenue, compared to $3,551,000, or 4% of revenue for the year ended December 31, 2010 and $2,886,000, or 4% of revenue for the year ended December 31, 2009.  Clinical and regulatory expense has increased as we hired additional employees to strengthen our expertise in the regulatory and quality areas in response to the changes in the FDA requirements in 2011 and 2010.  We expect clinical and regulatory expense to be approximately 5% of revenue in 2012.

Sales and marketing expense for the year ended December 31, 2011 totaled $24,126,000, or 27% of revenue, compared to $23,188,000, or 30% of revenue for the year ended December 31, 2010 and $21,206,000, or 31% of revenue for the year ended December 31, 2009.  The decline in sales and marketing expense as a percentage of revenue primarily resulted from maintaining our U.S. direct sales force at between 85 and 95 full-time employees while continuing to grow revenue.  We expect to maintain the same relative size of our direct sales force during 2012.  As a result, we expect our sales and marketing expense will continue to decline as a percentage of revenue to between 25% and 26% of revenue by the end of 2012.

General and administrative expense for the year ended December 31, 2011 totaled $4,997,000, or 5% of revenue, compared to $5,183,000, or 7% of revenue for the year ended December 31, 2010 and $4,555,000, or 7% of revenue for the year ended December 31, 2009.  General and administrative expense has decreased on a dollar and percentage basis compared to the year ended December 31, 2010.  In accordance with accounting rules (Accounting Standards Codification “ASC” 805, Business Combinations), we reduced the Radius earn-out liability in the amount of $586,000 on September 30, 2011, which reduced general and administrative expenses by a corresponding amount.  The Radius earn-out liability was created as part of the Radius acquisition and, post-adjustment, is $310,000 (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2011).  We will continue to assess the Radius earn-out liability balance and make any necessary adjustments in future periods, if warranted.  We expect general and administrative expense to be approximately 7% of revenue during 2012.

Litigation expense was $-0- for the year ended December 31, 2011, compared to litigation income of $3,529,000 for the year ended December 31, 2010, and litigation expense of $-0- for the year ended December 31, 2009.  The litigation income resulted from an award of damages the Company received in the first quarter of 2010 in the Marine Polymer Technologies, Inc. litigation (see Note 14 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2011).

Amortization of purchased technology and other intangibles was $831,000 for the year ended December 31, 2011, compared to $304,000 for the year ended December 31, 2010 and $-0- for the year ended December 31, 2009.  The amortization resulted from our purchase of the SmartNeedle and pdACCESS products in April 2010, the Radius snare products in October 2010 and the Guardian hemostasis valve products in January 2011.  As part of these asset purchases, we allocated $8,250,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years (see Notes 3 and 15 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2011).

We recorded income tax expense of $5,960,000 for the year ended December 31, 2011, compared to an income tax benefit of $7,819,000 for the year ended December 31, 2010 and income tax expense of $2,788,000 for the year ended December 31, 2009.

We assess the likelihood that our deferred tax assets will be recovered from future taxable income during the fourth quarter of each year.  We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable.  In the fourth quarter of 2010, based upon management’s assessment of all available evidence, including our cumulative pretax net income for fiscal years 2010, 2009 and 2008, estimates of future profitability and the overall prospects of our business, we determined that it was more likely than not that we would utilize substantially all of our deferred tax assets in the future, and as a result we recorded a $12.5 million income tax benefit at December 31, 2010.  We will continue to assess the potential realization of our deferred tax assets on an annual basis or on an interim basis if circumstances warrant.  If our actual results and updated projections vary significantly from our prior estimates, we expect to increase or decrease our valuation allowance against our gross deferred tax assets.  Any adjustment to our earnings for the deferred tax would occur in the period we make the determination.  Prior to 2008, we did not generate any significant pre-tax income in any year and therefore have not paid any federal income taxes, other than alternative minimum taxes, since our inception in December 1996.

As of December 31, 2011, we had approximately $18.7 million of federal and state net operating loss carryforwards available to offset future taxable income which begin to expire in the year 2020.  Included in this amount are approximately $5.3 million of deductions resulting from the exercise of stock options.  When these stock option exercise deductions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital.  As of December 31, 2011, we also had federal and state research and development tax credit carryforwards of approximately $5.6 million which begin to expire in the year 2012.  We have recorded an allowance of approximately $138,000 relating to those research and development tax credit carryforwards expected to expire prior to being utilized.  As of December 31, 2011, we also had a foreign tax loss carryforward of approximately $479,000, which does not expire.  Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.  Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $13,726,000 at December 31, 2011 compared to $17,360,000 in cash and cash equivalents at December 31, 2010, a decrease of $3,634,000.  Our cash equivalents are invested in a money market fund invested in all types of high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $14,580,000 of cash from operations during the year ended December 31, 2011 primarily resulting from our earnings before taxes of $15,669,000 since essentially all of our income taxes are offset by the utilization of net operating loss carryforwards.  In the year ended December 31, 2011 we increased our accounts receivable by $670,000 and our inventory by $2,179,000, which was in line with our revenue growth projections and expectations.  In addition, we incurred $5,196,000 of non-cash depreciation, amortization and stock compensation; $3,353,000 of non-cash charges relating to the amortization of deferred license fees and other deferred revenue; and $586,000 of non-cash charges relating to the adjustment of the earn-out as part of the Radius acquisition for the year ended December 31, 2011.

Cash used for investing activities.  We used $9,010,000 of cash in investing activities during the year ended December 31, 2011.  We used $4,272,000 of cash in the purchase of the Guardian hemostasis valve assets from Zerusa, $1,449,000 of cash to make the final payment for the snare and retrieval products we acquired from Radius, and $900,000 of cash to purchase the rights to sell reprocessing services from NES.  We also incurred capital expenditures of $2,389,000 relating to our purchase of additional manufacturing equipment, expanding our manufacturing clean-room space, expanding our extrusion capabilities and purchasing additional research and development equipment.

Cash used for financing activities.  We used $9,098,000 of cash in financing activities during the year ended December 31, 2011.  We used $9,883,000 to repurchase common shares under our stock repurchase plan, and we used $514,000 of cash to repurchase shares that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.  This amount was offset by our receipt of $1,299,000 of cash under our Employee Stock Purchase Plan and upon the exercise of outstanding stock options.

We have a $10 million revolving line of credit with US Bank, which expires on December 31, 2012, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest on all of our assets.  The credit facility includes one covenant that we cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying our annual lease expenses times six and adding any loans, then dividing this amount by the sum of our earnings before interest, taxes, depreciation, amortization and our annual operating lease payments.  We were in compliance with this covenant on December 31, 2011.  As of December 31, 2011, we had no outstanding balance on the $10 million revolving line of credit with an availability of $10 million.

The following table summarizes our contractual cash commitments as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$3,327,000	$873,000	$1,786,000	$668,000	-

Not included in the table above are the expected payments for contingent consideration related to our acquisition of Radius.  The contingent consideration payments are based on 25% of the net sales of the snare and retrieval products which exceed $2.5 million and $3.0 million for the calendar years ending December 31, 2012 and 2013, respectively.  This amount was not included in the table above due to our inability to predict the amount and timing of the cash portion of the payments (see Note 15 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2011).

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.  On January 6, 2012, we purchased the rights, patents and intellectual property relating to the Pronto extraction catheter from Dr. Silva and his affiliates in exchange for $3.25 million, and as a result will not pay any future royalty on sales of Pronto catheters after December 31, 2011 (see Note 17 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2011).

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

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $38.7 million at December 31, 2011 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of our consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate these estimates and judgments.  We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Our accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2011.  We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Inventory

We state our inventory at the lower of cost (first-in, first-out method) or market.  The estimated value of excess, obsolete and slow-moving inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future demand, anticipated release of new products into the market, historical experience and product expiration.  Our stated value of inventory could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.  We have approximately $759,000 of Sigma thrombin in inventory at December 31, 2011, which we expect to use in our hemostat products sold in international markets.  We received regulatory approval in February 2008 allowing us to use the Sigma thrombin in our international hemostat products.  In the fourth quarter of 2008, we wrote off $670,000 of our Sigma thrombin which we expect will expire before we are able to use it.  We will continue to review our Sigma thrombin needs and we will write off any amounts we anticipate will not be used.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in ASC 605-10-S99, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers.  We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price.  All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

        We generate revenue from license agreements and research collaborations and recognize these revenues when earned.  In accordance with ASC 605, for deliverables which contain multiple deliverables, we separate the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605-10-S99.

        We also will generate revenue in 2012 from the ClosureFast catheter reprocessing service rights acquired from NES in December 2011.  In accordance with ASC 605-45 the reprocessing revenue will be reported as our revenue and the amount paid to NES will be reported as our cost of sales (See Note 2 to our Consolidated Financial Statements in Item 8 of Part II  of this Annual Report on Form 10-K for the year ended December 31, 2011).

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

On January 9, 2007, we entered into three separate agreements with King, consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI® Supply Agreement.  We licensed the exclusive rights to our products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King for a one-time payment of $6 million.  We continue to manufacture the licensed products for sale to King under the Device Supply Agreement.  The Device Supply Agreement requires King to pay us a $1 million milestone payment upon the first commercial sale of Thrombi-Gel and again upon the first commercial sale of Thrombi-Paste.  On May 30, 2007 we received the first $1 million payment related to King’s first commercial sale of Thrombi-Pad.  In 2009 King decided to suspend indefinitely the clinical development of the Thrombi-Paste product.  In 2010 King suspended all further work on the pursuit of the surgical indication of Thrombi-Gel.  We continue to manufacture and sell the Thrombi-Gel and Thrombi-Pad products to King.  We are amortizing the $6 million license fee received on January 9, 2007 and the $1 million milestone payment received on May 30, 2007 on a straight-line basis over the remaining 10 years.  On July 6, 2011, King notified us that it was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making this decision not to proceed, we recognized revenue of $2,762,000 in the third quarter of 2011 which represented the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  We will not receive the second $1 million milestone payment.

As part of the Device Supply Agreement, we agreed to complete the development and conduct clinical studies for Thrombi-Gel and Thrombi-Paste, with the expected costs related to these activities to be paid by King.  We have recognized collaboration revenue on this development agreement as it was earned under the agreements with King.

        In addition, we have reviewed the provisions of ASC 808, Collaborative Arrangements, and believe the adoption of this ASC will have no impact on the amounts recorded under these agreements.

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At December 31, 2011, this reserve was $30,000 compared to $45,000 at December 31, 2010.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  At December 31, 2011, this reserve was $120,000 compared to $115,000 at December 31, 2010.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months.  We record a liability for warranty claims at the time of sale.  The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period.  The original equipment manufacturer includes a one year warranty with each product sold to us.  We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer.  At December 31, 2011, this warranty provision was $23,000 compared to $13,000 at December 31, 2010.  If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable income in the United States based on estimates and assumptions.  We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized.  For the year ended December 31, 2011, we recorded a $2.1 million valuation allowance and a $1.0 million uncertain tax position reserve related to our net deferred tax assets of $12.9 million as a result of our adoption of ASC 740, Income Taxes.  At December 31, 2011, we have accrued $-0- for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.  In the fourth quarter of 2010, based upon management’s assessment of all available evidence, including our cumulative pretax net income for fiscal years 2010, 2009 and 2008, estimates of future profitability and the overall prospects of our business, we determined that it is more likely than not that we will be able to realize substantially all of the remaining portion of our deferred tax assets in the future, and as a result recorded a $12.5 million income tax benefit.  To determine the amount of the reduction in the valuation allowance, we used a discounted projection of revenue and income for the years ending December 31, 2011 through December 31, 2015.  We continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant.  If our actual results and updated projections vary significantly from our projections, we would need to increase or decrease our valuation allowance against our gross deferred tax assets.  We would adjust our earnings for the deferred tax in the period we make the determination.

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

In the United States we sell our products directly to hospitals and clinics.  In international markets, we sell our products to independent distributors who, in turn, sell to medical clinics.  We sell our product in these countries through independent distributors denominated in United States dollars, with the exception of sales from our subsidiary in Ireland and sales to our distributor in Germany, where sales are denominated in Euros.

We distribute certain products on behalf of certain U.S. and international manufacturers.  We pay for all distributed products in United States dollars.

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $31,000 in the amount of United States dollars we receive in payment on accounts receivable from our German distributor Nicolai, GmbH and $11,000 on accounts receivable due our subsidiary in Ireland.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates.  Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR.  We will thus be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  As we had no amounts outstanding on the line of credit at December 31, 2011, we have no exposure to interest rate changes on this credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we will be exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest income being reduced by approximately $14,000 on an annual basis.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto required pursuant to this Item begin on page 43 of this Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Controls.

During the fiscal quarter ended December 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Attestation Report of Independent Registered Public Accounting Firm.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2011.  The attestation report of Baker Tilly Virchow Krause, LLP, on our internal control over financial reporting as of December 31, 2011 is included on page 42 and incorporated by reference herein.

 ITEM 9B. OTHER INFORMATION

On January 27, 2012, we entered into a new employment agreement with our Chief Executive Officer.  Under the agreement, Mr. Root will continue to serve as our Chief Executive Officer on an “at will” basis and will be paid an annual base salary of $465,000 for calendar year 2012, subject to adjustment at least annually thereafter.  Mr. Root will also be eligible to receive annual cash bonus compensation, based on his individual performance and our overall financial performance, in an amount up to 50% of his annual base salary.  In the event that Mr. Root’s employment is terminated at any time other than for cause, he will be entitled to severance pay equal to 12 times his then-current monthly base salary, except that if his employment is terminated within 12 months after a change in control (as defined in the agreement) either by us without cause or by Mr. Root for good reason (as defined in the agreement) then Mr. Root will be entitled to severance pay equal to 24 times his then current monthly base salary.  Under the agreement, Mr. Root has also agreed that during the term of the agreement and for one year after its termination he will not compete with us either individually or in any entity whose business is directly competitive with our business.

On January 27, 2012, we also granted Mr. Root an incentive stock option entitling him to purchase up to 450,000 shares of our common stock.  The option becomes exercisable in five equal installments of 90,000 shares each on January 27 in each of 2013, 2014, 2015, 2016 and 2017, and expires on January 27, 2022.  The exercise price of the first installment is $11.03 per share, with the exercise price of each successive installment being $1.00 higher than the previous installment.  In the event of a change in control the entire option will become exercisable.  In the event that Mr. Root’s employment is terminated at any time other than for cause, he will have the right to exercise the option at any time thereafter up until its expiration date to the extent that it was exercisable as of the date of termination.

Mr. Root’s new employment agreement and incentive stock option agreement will be filed as exhibits to our Form 10-Q for the quarter ending March 31, 2012.

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPRATE GOVERNANCE

Incorporated herein by reference to the Sections under the headings “Proposal 1: Election of Directors,” “Corporate Governance - Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2011.

See the section under the heading “Executive Officers of the Registrant” in Item 1 of Part I herein for information regarding our executive officers.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers (including our chief executive officer, chief financial officer, chief accounting officer, and any person performing similar functions) and employees.  We have posted our Code of Ethics in the “Corporate Governance” section of our website, http://www.vasc.com.

 ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Sections under the headings “Director Compensation” and “Executive Compensation” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2011.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the Section under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2011.

Equity Compensation Plans

         The following table sets forth the securities authorized to be issued under our current equity compensation plans as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and rights)
Equity compensation plans approved by security holders	801,000	$7.38	4,119,000	(1) (2)
Equity compensation plans not approved by security holders	None	None	None
Total	801,000	$7.38	4,119,000

(1)
Includes 3,316,000 shares reserved and available for issuance under our Stock Option and Stock Award Plan.  The shares available for issuance under our Stock Option and Stock Award Plan automatically increases on an annual basis through 2016, by the lesser of:

•	500,000 shares;
•	5% of the common-equivalent shares outstanding at the end of our prior fiscal year; or
•	a smaller amount determined by our Board of Directors or the committee administering the plan.

(2)
Includes 803,000 shares reserved and available for issuance under our Employee Stock Purchase Plan.  The shares available for issuance under our Employee Stock Purchase Plan automatically increases on an annual basis through 2020, by the lesser of:

•	200,000 shares;

•	2% of the common-equivalent shares outstanding at the end of our prior fiscal year; or
•	a smaller amount determined by our Board of Directors or the committee administering the plan.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the Sections under the headings “Related Person Transaction Policy and Related Person Transactions,” “Proposal 1: Election of Directors,” and “Corporate Governance – Committes of the Board of Directors” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2011.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the Section under the heading “Additional Information about our Independent Registered Public Accounting Firm” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2011.

PART IV

 ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this Report.

   (1)  The following financial statements are filed herewith in Item 8 in Part II of this Annual Report on Form 10-K for the year ended December 31, 2011.

(i)	Report of Independent Registered Public Accounting Firm

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

10.6	Form of Distribution Agreement (incorporated by reference to Exhibit 10.12 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.7**	Vascular Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 of Vascular Solutions’ Form 10-K for the year ended December 31, 2000).
10.8
Credit Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.12 of Vascular Solutions’ Form 10-K for the year ended December 31, 2009).

10.9
Security Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.13 of Vascular Solutions’ Form 10-K for the year ended December 31, 2009).

10.10
Promissory Note, dated December 21, 2009, between U. S. Bank Association and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.14 of Vascular Solutions’ Form 10-K for the year ended December 31, 2009).

10.11
First Amendment to Credit Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated December 21, 2010).

10.12
Second Amendment to Credit Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated December 20, 2011).

10.13**	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.14**	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.15**	Form of Board of Directors Stock Option Agreement, as amended December 9, 2005 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.16**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 8-K dated December 9, 2005).

10.17**	Amended and restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 22, 2010).
10.18
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

10.20***
Thrombin-JMI® Supply Agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.24 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.21**
Vascular Solutions, Inc. Stock Option and Stock Award Plan, as amended January 25, 2006, effective April 18, 2006 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2006).

10.22	Settlement Agreement dated April 8, 2008 between Vascular Solutions, Inc. and Diomed, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 10, 2008).
10.23***
Settlement Agreement dated June 2, 2008 among VNUS Medical Technologies, Inc. (acquired by Covidien), AngioDynamics, Inc. and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended June 30, 2008).

10.24
Asset Purchase Agreement dated April 30, 2010 by and between Vascular Solutions, Inc. and Escalon Vascular IP Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended June 30, 2010).

10.25
Asset Purchase Agreement dated April 30, 2010 by and between Vascular Solutions and Escalon Vascular Access, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended June 30, 2010).

10.26
Manufacturing and Supply Agreement dated April 30, 2010 by and between Vascular Solutions, Inc. and Escalon Vascular Access, Inc. (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 10-Q for the quarter ended June 30, 2010).

10.27
Guarantee dated April 30, 2010 delivered by Escalon Medical Corp for the benefit of Vascular Access, Inc. (incorporated by reference to Exhibit 10.4 of Vascular Solutions’ Form 10-Q for the quarter ended June 30, 2010).

10.28
Asset Purchase Agreement dated October 20, 2010 by and between Vascular Solutions, Inc., Radius Medical Technologies, Inc., and Radius Medical LLC. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2010).

10.29
Asset Purchase Agreement dated January 27, 2011 by and between Vascular Solutions, Inc. and Zerusa Limited. (incorporated by reference to Exhibit 10.28 of Vascular Solutions’ Form 10-K for the year ended December 31, 2010).

10.30	Chairman of the Board Agreement dated May 1, 2011 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2011).
10.31
Amendment No. 1 dated April 22, 2011, to the Vascular Solutions, Inc. Stock Option and Stock Award Plan (as amended January 25, 2006) (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-K for the year ended December 31, 2010).

10.32**	Form of Chairman of the Board Stock Option Agreement (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2011).
23.1*	Consent of Baker Tilly Virchow Krause, LLP.
24.1	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
**Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
*** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of February 2012.

VASCULAR SOLUTIONS, INC.

By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Howard Root and James Hennen (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Vascular Solutions, Inc. for the year ended December 31, 2011, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 1st day of February 2012, by the following persons in the capacities indicated.

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
Martin Emerson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Vascular Solutions, Inc.
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited Vascular Solutions, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Vascular Solutions, Inc.'s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vascular Solutions, Inc. as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule, in all material respects, presents fairly the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, Vascular Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
February 1, 2012

Vascular Solutions, Inc.

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$13,726,000	$17,360,000
Accounts receivable, net of reserves of $150,000 and $160,000 at December 31, 2011 and 2010, respectively	11,728,000	11,055,000
Inventories	14,788,000	12,601,000
Prepaid expenses and other	1,624,000	1,760,000
Current portion of deferred tax assets	5,500,000	6,000,000
Total current assets	47,366,000	48,776,000

Property and equipment, net	5,607,000	5,320,000
Goodwill	8,117,000	5,825,000
Intangible assets, net	7,948,000	6,146,000
Deferred tax assets, net of current portion and liabilities	7,445,000	12,390,000
Total assets	$76,483,000	$78,457,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,843,000	$2,718,000
Accrued compensation	3,430,000	3,208,000
Accrued expenses	1,406,000	2,345,000
Accrued royalties	560,000	607,000
Current portion of deferred revenue and contingent consideration	477,000	971,000
Total current liabilities	8,716,000	9,849,000

Long-term deferred revenue and contingent consideration, net of current portion	1,061,000	4,505,000

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000 Issued and outstanding shares – 16,378,205 – 2011; 16,889,360 – 2010	164,000	169,000
Additional paid-in capital	83,962,000	90,805,000
Other	(204,000)	84,000
Accumulated deficit	(17,216,000)	(26,955,000)
Total shareholders’ equity	66,706,000	64,103,000
Total liabilities and shareholders’ equity	$76,483,000	$78,457,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009

Net revenue:
Product revenue	$86,589,000	$77,419,000	$66,726,000
License and collaboration revenue	3,367,000	1,024,000	1,701,000
Total net revenue	89,956,000	78,443,000	68,427,000

Product costs and operating expenses:
Cost of goods sold	29,844,000	26,465,000	22,917,000
Collaboration expenses	–	175,000	850,000
Research and development	10,240,000	9,524,000	7,847,000
Clinical and regulatory	4,332,000	3,551,000	2,886,000
Sales and marketing	24,126,000	23,188,000	21,206,000
General and administrative	4,997,000	5,183,000	4,555,000
Litigation	–	(3,529,000)	–
Amortization of purchased technology and intangibles	831,000	304,000	–
Total product costs and operating expenses	74,370,000	64,861,000	60,261,000

Operating income	15,586,000	13,582,000	8,166,000

Other income (expenses):
Interest income	16,000	38,000	48,000
Interest expense	(13,000)	(20,000)	(38,000)
Foreign exchange gain (loss)	110,000	(42,000)	(10,000)

Income before income taxes	15,699,000	13,558,000	8,166,000

Income tax benefit (expense)	(5,960,000)	7,819,000	(2,788,000)
Net income	$9,739,000	$21,377,000	$5,378,000

Basic net income per common share	$0.59	$1.30	$0.34
Diluted net income per common share	$0.57	$1.26	$0.33
Shares used in computing basic net income per common share	16,638,078	16,478,206	16,046,534
Shares used in computing diluted net income per common share	17,183,579	17,008,218	16,474,708

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Capital	Other	Deficit	Total
Balance at December 31, 2008	16,027,519	$160,000	$85,292,000	$84,000	$(53,710,000)	$31,826,000

Exercise of stock options	247,990	3,000	1,140,000	–	–	1,143,000
Issuance of common stock under the Employee Stock Purchase Plan	140,790	1,000	746,000	–	–	747,000
Stock-based compensation	180,500	2,000	1,657,000	–	–	1,659,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(39,130)	–	(354,000)	–	–	(354,000)
Comprehensive income:
Net income	–	–	–	–	5,378,000	5,378,000
Translation adjustment	–	–	–	–	–	–
Total comprehensive income						5,378,000
Balance at December 31, 2009	16,557,669	$166,000	$88,481,000	$84,000	$(48,332,000)	$40,399,000

Exercise of stock options	238,640	2,000	1,142,000	–	–	1,144,000
Issuance of common stock under the Employee Stock Purchase Plan	132,615	1,000	844,000	–	–	845,000
Stock-based compensation	151,375	2,000	2,072,000	–	–	2,074,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(49,630)	(1,000)	(403,000)	–	–	(404,000)
Repurchase of common stock under stock repurchase agreement	(141,309)	(1,000)	(1,331,000)	–	–	(1,332,000)
Comprehensive income:
Net income	–	–	–	–	21,377,000	21,377,000
Translation adjustment	–	–	–	–	–	–
Total comprehensive income						21,377,000
Balance at December 31, 2010	16,889,360	$169,000	$90,805,000	$84,000	$(26,955,000)	$64,103,000

Exercise of stock options	87,190	1,000	348,000	–	–	349,000
Issuance of common stock under the Employee Stock Purchase Plan	115,511	1,000	949,000	–	–	950,000
Stock-based compensation	236,252	3,000	2,247,000	–	–	2,250,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(47,207)	(1,000)	(513,000)	–	–	(514,000)
Repurchase of common stock under stock repurchase agreement	(902,901)	(9,000)	(9,874,000)	–	–	(9,883,000)
Comprehensive income:
Net income	–	–	–	–	9,739,000	9,739,000
Translation adjustment	–	–	–	(288,000)	–	(288,000)
Total comprehensive income						9,451,000
Balance at December 31, 2011	16,378,205	$164,000	$83,962,000	$(204,000)	$(17,216,000)	$66,706,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$9,739,000	$21,377,000	$5,378,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,115,000	1,701,000	1,418,000
Amortization	831,000	304,000	–
Stock-based compensation	2,250,000	2,074,000	1,659,000
Deferred taxes, net	5,445,000	(8,055,000)	2,832,000
Loss on disposal of fixed assets	36,000	1,000	–
Change in fair value of contingent consideration	(586,000)	–	–
Change in accounts receivable allowance	(10,000)	10,000	30,000
Changes in operating assets and liabilities:
Accounts receivable	(670,000)	(1,922,000)	(467,000)
Inventories	(2,179,000)	(3,144,000)	996,000
Prepaid expenses and other	29,000	(185,000)	(474,000)
Accounts payable	194,000	1,322,000	(626,000)
Accrued compensation and expenses	739,000	196,000	456,000
Amortization of deferred license fees and other deferred revenue	(3,353,000)	(916,000)	(828,000)
Net cash provided by operating activities	14,580,000	12,763,000	10,374,000

Investing activities
Purchase of property and equipment, net	(2,389,000)	(2,906,000)	(1,325,000)
Cash paid for acquisitions and licenses	(6,621,000)	(10,544,000)	–
Net cash used in investing activities	(9,010,000)	(13,450,000)	(1,325,000)

Financing activities
Net proceeds from the exercise of stock options	349,000	1,144,000	1,143,000
Net proceeds from the sale of common stock, employee stock purchase plan	950,000	845,000	747,000
Repurchase of common shares	(10,397,000)	(1,736,000)	(354,000)
Net cash provided by (used in) financing activities	(9,098,000)	253,000	1,536,000
Effect of exchange rate changes on cash and cash equivalents	(106,000)	–	–
Increase (decrease) in cash and cash equivalents	(3,634,000)	(434,000)	10,585,000
Cash and cash equivalents at beginning of year	17,360,000	17,794,000	7,209,000
Cash and cash equivalents at end of year	$13,726,000	$17,360,000	$17,794,000
Supplemental disclosure of cash flow
Cash paid for interest	$13,000	$17,000	$39,000
Cash paid for taxes	$535,000	$362,000	$191,000

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

As a vertically-integrated medical device company, the Company generates ideas and creates new minimally invasive devices or services and then delivers these products and services to the physicians through a direct domestic sales force and an international distribution network.  The Company was incorporated in the state of Minnesota in December 1996 and began operations in February 1997.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Vascular Solutions, Inc. and its wholly owned subsidiaries, Vascular Solutions Zerusa Limited and Vascular Solutions GmbH, after elimination of intercompany accounts and transactions.

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

The Company uses three product categories for reporting revenue.  The following table sets forth, for the periods indicated, net revenue by product category along with the percent change from the previous year:

	For Years Ended December 31,
	2011		2010		2009
	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue	Percent Change
Catheter products	$53,040,000	27%	$41,907,000	37%	$30,693,000	19%
Hemostat products	23,065,000	(6%)	24,579,000	-%	24,693,000	4%
Vein products	10,484,000	(4%)	10,933,000	(4%)	11,340,000	11%
Total product revenue	86,589,000	12%	77,419,000	16%	66,726,000	12%
License & Collaboration	3,367,000	229%	1,024,000	(40%)	1,701,000	16%
Total Net Revenue	$89,956,000	15%	$78,443,000	15%	$68,427,000	12%

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation and Transactions

The Company’s Irish and German subsidiaries, Vascular Solutions Zerusa Limited and Vascular Solutions GmbH, accounted for their transactions in their functional currency, the Euro.  Foreign assets and liabilities are translated into United States dollars using the year-end exchange rates.  Equity is translated at average historical exchange rates.  Results of operations are translated using the average exchange rates throughout the year.  Translation gains or losses are accumulated as a separate component of shareholders’ equity.

Effective April 1, 2008 the Company began to sell products to a new international distributor in Germany at prices denominated in Euros.  As a result, the Company is exposed to foreign exchange movements during the time between the shipment of the product and payment.  The Company currently has terms of net 60 days with this distributor under the agreement providing for payment in Euros.

Comprehensive Income

The components of comprehensive income are net income and the effects of foreign currency translation adjustments.  The accumulated other comprehensive income for the foreign currency translation adjustment at December 31, 2011 and 2010 was ($204,000) and $84,000, respectively.

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

Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable over 60 days past due are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At December 31, 2011 and 2010, the allowance for doubtful accounts was $120,000 and $115,000, respectively.

2. Summary of Significant Accounting Policies (Continued)

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet.  At December 31, 2011 and 2010, the sales and return allowance was $30,000 and $45,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $150,000 and $160,000 at December 31, 2011 and 2010, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following at December 31:

	2011	2010
Raw materials	$7,107,000	$6,277,000
Work-in-process	1,369,000	1,217,000
Finished goods	6,312,000	5,107,000
	$14,788,000	$12,601,000

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Manufacturing equipment	1 to 8 years
Office and computer equipment	1 to 5 years
Furniture and fixtures	3 to 8 years
Leasehold improvements	Shorter of useful life or remaining term of the lease
Research and development equipment	3 to 7 years

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.  The amount of impairment loss recorded will be measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.  To date, the Company has determined that no impairment of long-lived assets exists.

Revenue Recognition

In the United States the Company sells its products and services directly to hospitals and clinics.  Revenue is recognized in accordance with generally accepted accounting principles as outlined in Accounting Standards Codification (“ASC”) 605-10-S99, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  The Company recognizes revenue as products are shipped based on FOB shipping point terms when title passes to customers.   The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price.

2. Summary of Significant Accounting Policies (Continued)

In all international markets, the Company sells its products to international distributors which subsequently resell the products to hospitals and clinics.  The Company has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor.  The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor.  Revenue is recognized upon shipment of products to distributors following the receipt and acceptance of a distributor’s purchase order.  Allowances are provided for estimated returns and costs at the time of shipment.  Sales and use taxes are reported on a net basis, excluding them from revenue.

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

As part of the agreements with King, the Company agreed to complete the development and conduct clinical studies for the Thrombi-Gel and Thrombi-Paste products, with the costs related to the clinical studies paid by King.  The Company is recognizing the collaboration revenue on this development agreement as it is earned in accordance with ASC 605.  On July 6, 2011, King notified the Company that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products (Note 14).

Starting in January 2012, the Company will generate revenue from selling a reprocessing service for ClosureFast radiofrequency catheters.  In accordance with ASC 605-45, the Company will recognize this revenue gross, with the amount paid to the supplier of the reprocessing service reflected as cost of sales.

In addition, the Company has reviewed the provisions of ASC 808, Collabarative Arrangements, and the adoption of this ASC has had no impact on the amounts recorded under these agreements.

Shipping and Handling Costs

In accordance with the ASC 605-45-45, the Company includes shipping and handling revenues in net sales and shipping and handling costs in cost of goods sold.

2. Summary of Significant Accounting Policies (Continued)

Research and Development Costs

All research and development costs are charged to operations as incurred.

Warranty Costs

Certain of the Company’s products are covered by warranties against defects in material and workmanship for periods of up to 24 months.  The Company records a liability for warranty claims at the time of sale.  The amount of the liability is based on the amount the Company is charged from its original equipment manufacturer to cover the warranty period.  The original equipment manufacturer includes a one year warranty with each product sold to the Company.  The Company records a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer.  During 2010 the Company began selling a new version of the product covered under warranty.  As a result, the manufacturer’s warranty covered the first year of service and the Company’s exposure to uncovered warranty periods was minimal at December 31, 2010.

Warranty provisions and claims for the years ended December 31, 2011, 2010 and 2009, were as follows:

	2011	2010	2009
Beginning balance	$13,000	$73,000	$49,000
Warranty provisions	79,000	4,000	80,000
Warranty claims	(69,000)	(64,000)	(56,000)
Ending balance	$23,000	$13,000	$73,000

Advertising Costs

The Company follows the policy of charging production costs of advertising to expense as incurred.  Advertising expense was $71,000, $71,000, and $116,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following amounts have been recognized as stock-based compensation expense in the Consolidated Statements of Operations:

	2011	2010	2009
Stock-based compensation included in:
Cost of goods sold	$86,000	$225,000	$199,000
Research and development	250,000	293,000	234,000
Clinical and regulatory	239,000	115,000	38,000
Sales and marketing	825,000	769,000	608,000
General and administrative	850,000	672,000	580,000
	$2,250,000	$2,074,000	$1,659,000

2. Summary of Significant Accounting Policies (Continued)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2011	2010	2009
Stock Options and Awards:
Expected life (years)	5.50	5.50	5.50
Expected volatility	49%	50%	52%
Dividend yield	0%	0%	0%
Risk-free interest rate	2.12%	2.42%	1.80%

Employee Stock Purchase Plan:
Expected life (years)	2.0	2.0	2.0
Expected volatility	34%	48%	52%
Dividend yield	0%	0%	0%
Risk-free interest rate	0.47%	0.69%	1.03%

Restricted stock awards fair value is calculated as the market price on the date of grant for the years ended December 31, 2011 and 2010 and the fair value is amortized on a straight line basis over the requisite service period of four years for the award.  The weighted average fair value of restricted stock awards granted during 2011, 2010 and 2009 was $10.77, $8.45 and $9.14, respectively.

The weighted average fair value of stock options granted with an exercise price equal to the deemed stock price on the date of grant during 2011, 2010 and 2009 was $4.72, $3.99 and $2.65, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

2. Summary of Significant Accounting Policies (Continued)

The Company has recorded ASC 740, Income Taxes, reserves of $1,020,000 and $871,000 at December 31, 2011 and 2010.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  At December 31, 2011, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

Net Income Per Common Share

In accordance with ASC 260, Earnings Per Share, basic net income per common share is computed by dividing net income by the weighted average common shares outstanding during the periods presented.  Diluted net income per common share is computed by dividing net income by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method.

The number of shares used in earnings per share computations is as follows for the years ended December 31:

	2011	2010	2009
Weighted average common shares outstanding— basic	16,638,078	16,478,206	16,046,534
Effect of dilutive securities	545,501	530,012	428,174
Weighted average common shares outstanding— diluted	17,183,579	17,008,218	16,474,708

The effect of dilutive securities in the above table excludes 70,000, 50,000, and 396,000 of options for which the exercise price was higher than the average market price for the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually on December 31st or more frequently if changes in circumstances or the occurrence of events suggest impairment exists using a two-step process.  In the first step, the fair value of each reporting unit is compared to its carrying value, including goodwill.  If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss.  In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference.  The Company has concluded that no impairment of goodwill existed as of December 31, 2011.

Other intangible assets consist of purchased technology, trademark/tradenames, developed technology, customer relationships and licenses.  The Company reviewed intangible assets for impairment as changes in circumstances or the occurrence of events suggested the remaining value was not recoverable.

2. Summary of Significant Accounting Policies (Continued)

Amortization on the intangibles is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Purchased technology	4 to 11 years
Trademark/tradename	10 years
Developed technology	9 to 11 years
Customer relationships	9 years
Licenses	5 years

Leases and Deferred Rent

The Company leases all office space.  Leases are accounted for under the provisions of ASC 840, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  As of December 31, 2011, all of the Company’s leases were accounted for as operating leases.  For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent.  For any lease incentives the Company receives for items such as leasehold improvements, the Company records a deferred credit for the amount of the lease incentive and amortizes it over the lease term, which may or may not equal the amortization period of the leasehold improvements in accordance with ASC 840-20.

3. Goodwill and Other Intangible Assets

The Company acquired trademark/tradename, developed technology and customer relationships from Escalon Vascular Access, Inc., (Escalon) in April 2010, from Radius Medical Technologies, Inc. in October 2010 and from Zerusa Limited in January 2011 (see Note 15).  The Company is amortizing these intangibles over their useful lives of 9 and 11 years.  The goodwill acquired will not be amortized.  In December 2011 the Company acquired the exclusive right to sell reprocessing services for ClosureFast radiofrequency catheters in the U.S. and is amortizing the cost over the five year term of the license (see Note 15).  Amortization expense was $831,000, $304,000 and $-0- for the years ended December 31, 2011, 2010 and 2009, respectively.

Balances of acquired intangible assets as of December 31, 2011 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased technology	$870,000	$870,000	$–
Trademark / tradename	1,820,000	214,000	1,606,000
Developed technology	6,200,000	873,000	5,327,000
Customer relationships	230,000	43,000	187,000
Purchased licenses	900,000	–	900,000
Foreign currency translation adjustments	(32,000)	40,000	(72,000)
	$9,988,000	$2,040,000	$7,948,000

3. Goodwill and Other Intangible Assets (Continued)

Balances of acquired intangible assets as of December 31, 2010 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased technology	$870,000	$870,000	$–
Trademark / tradename	1,020,000	45,000	975,000
Developed technology	5,200,000	242,000	4,958,000
Customer relationships	230,000	17,000	213,000
	$7,320,000	$1,174,000	$6,146,000

Based on the intangibles assets as of December 31, 2011, future amortization expense was as follows:

2012	$1,019,000
2013	1,019,000
2014	1,019,000
2015	1,019,000
2016	1,011,000
Thereafter	2,861,000
$7,948,000

The following table provides a summary of additions and disposals of goodwill for each reporting period:

Balance at December 31, 2009	$193,000
Acquisition of Escalon Vascular Access, Inc.	1,615,000
Acquisition of Radius Medical Technologies, Inc.	4,017,000
Balance at December 31, 2010	$5,825,000
Acquisition of Zerusa Limited	2,424,000
Radius Medical Technologies, Inc. final payment adjustment	10,000
Foreign currency translation adjustments	(142,000)
Balance at December 31, 2011	$8,117,000

4. Property and Equipment

Property and equipment consists of the following at December 31:

	2011	2010
Property and equipment:
Manufacturing equipment	$8,213,000	$6,972,000
Office and computer equipment	2,082,000	2,279,000
Furniture and fixtures	714,000	559,000
Leasehold improvements	2,101,000	1,924,000
Research and development equipment	1,470,000	1,106,000
Construction-in-process	442,000	348,000
	15,022,000	13,188,000
Less accumulated depreciation and amortization	(9,415,000)	(7,868,000)
Net property and equipment	$5,607,000	$5,320,000

5. Lines of Credit

On December 21, 2011 the Company modified and extended its secured asset-based revolving credit agreement with U.S. Bank National Association dated December 21, 2009 (as amended on December 21, 2010).  The revolving credit agreement is a one-year, $10,000,000 facility with availability based primarily on eligible customer receivables, inventory and property and equipment.  The revolving credit agreement bears interest equal to the one-month LIBOR rate plus 1.60% and is secured by a first security interest on all of the Company’s assets.  The revolving credit agreement requires a quarterly payment based on an annual fee of 0.125% of the average unused portion of the committed revolving line as determined by the bank and reviewed by management.

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying annual lease expense times six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments.  The covenant is computed quarterly based on a rolling 12-month period.  The Company was in compliance with the covenant as of December 31, 2011.

As of December 31, 2011, the Company had no outstanding balance against the revolving credit agreement.  Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of December 31, 2011.

6. Leases

The Company leases two buildings in Minnesota totaling approximately 106,000 square-feet under an operating lease.  On October 23, 2010, the Company amended one of its operating leases to add 12,000 square-feet.  The lease continues to remain in effect through September 2015 with an option to renew.  The Company leases one building in Ireland totaling approximately 1,150 square feet.  This lease is set to auto renew in May 2012.  Rent expense related to the operating leases was approximately $1,297,000, $1,106,000 and $1,133,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Future minimum lease commitments under the operating leases as of December 31, 2011 was as follows:

2012	$873,000
2013	897,000
2014	889,000
2015	668,000
2016	–
Thereafter	–
$3,327,000

7. Income Taxes

At December 31, 2011, the Company had net operating loss carryforwards of approximately $18,700,000 for federal and state income tax purposes that are available to offset future taxable income and begin to expire in the year 2021.  Included in the U.S. amount are approximately $5,263,000 of deductions resulting from the exercise of stock options.  When these stock option exercise deductions are realized for financial statement purposes they will not result in a reduction in income tax expense, rather the benefit will be recorded as additional paid-in-capital.  At December 31, 2011, the Company also had federal research and development tax credit carryforwards of approximately $4,645,000 and Minnesota research and development tax credit carryforwards of approximately $944,000, which begin to expire in the year 2012.  The Company has recorded an allowance of approximately $138,000 relating to those research and development credits expected to expire prior to utilization.  At December 31, 2011, the Company has foreign tax loss carryforwards of approximately $479,000 that do not expire.

7. Income Taxes (Continued)

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the year ended December 31, 2011, the Company recorded tax expense of $5,960,000 on income before tax of $15,699,000 resulting in an effective income tax rate of 38%.  Tax expense relates entirely to U.S. operations.  For the year ended December 31, 2011, income before taxes relating to U.S. operations was $15,922,000, while the loss before tax from foreign operations was $223,000.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland, Federal Republic of Germany and various state jurisdictions.  Remaining open tax years at December 31, 2011 are 2008 through 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at December 31, 2009	$727,000
Increases as a result of tax positions taken during a prior period	–
Increases as a result of tax positions taken during the current period	144,000
Reductions as a result of lapse of the applicable statute of limitations	–
Decreases relating to settlements with taxing authorities	–
Balance at December 31, 2010	871,000
Increases as a result of tax positions taken during a prior period	–
Increases as a result of tax positions taken during the current period	149,000
Reductions as a result of lapse of the applicable statute of limitations	–
Decreases relating to settlements with taxing authorities	–
Balance at December 31, 2011	$1,020,000

The components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$7,029,000	$11,808,000
Tax credit carryforwards	5,590,000	5,099,000
Deferred revenue	451,000	1,728,000
Depreciation and amortization	271,000	204,000
Accrued compensation	340,000	323,000
Stock-based compensation	1,303,000	1,126,000
Federal and state AMT credits	679,000	413,000
Inventory reserve	417,000	405,000
Other	117,000	114,000
Gross deferred tax assets	16,197,000	21,220,000
Deferred tax liability	(234,000)	(95,000)
Net deferred taxes assets before reserve for uncertain tax positions and valuation allowances	15,963,000	21,125,000
Reserve for uncertain tax positions	(901,000)	(803,000)
Less valuation allowances	(2,117,000)	(1,932,000)
Net deferred tax asset	$12,945,000	$18,390,000

7. Income Taxes (Continued)

Deferred taxes recorded on the balance sheet:
Net deferred tax assets – current	$5,500,000	$6,000,000
Net deferred tax assets – long-term	7,445,000	12,390,000
Net deferred tax assets	$12,945,000	$18,390,000

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income.  The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.  For the year ended December 31, 2010, based upon the Company’s assessment of all available evidence, including the previous three year cumulative income before unusual and infrequent expenses (litigation and thrombin qualification expenses), estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it was more likely than not that the Company would be able to realize substantially all of the remaining deferred tax assets in the future with the exception of the amounts relating to the exercise of stock options and Minnesota research and development credits expected to expire prior to being utilized, and as a result recorded a $12,491,000 income tax benefit.  To determine the amount of the reduction in the valuation allowance, the Company used a discounted projection of its revenue and income for the years ending December 31, 2011 through 2015.  The amount of the valuation allowance reduction at December 31, 2010, was based on the Company’s projected discounted taxable income.  The Company continues to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company would adjust earnings for the deferred tax in the period the determination was made.  At December 31, 2011 and 2010, the valuation allowance was $2,117,000 and $1,932,000, respectively.  The increase (decrease) in the valuation allowance was $185,000, ($12,456,000) and $313,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  For the years ended December 31, 2011 and 2010, the Company recorded stock option and employee stock purchase plan tax deductions of $480,000 and $714,000, respectively, which will be recorded against “additional paid-in capital” at the time at which they reduce taxes payable.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2011	2010	2009

Tax at statutory rate	34.0%	35.0%	34.0%
Permanent differences	1.2	1.7	(1.4)
State income taxes, net of federal benefit	5.8	5.4	4.5
Change in valuation reserve	(1.1)	(93.9)	6.2
R&D credits generated	(3.1)	(5.0)	(6.1)
Reserve for uncertain tax positions	0.6	1.0	1.6
Change in effective deferred tax rate	–	–	(2.1)
Federal rate differential	–	(1.0)	–
Other adjustments	0.6	(0.9)	(2.6)
Effective income tax rate	38.0%	(57.7)%	34.1%

7. Income Taxes (Continued)

	2011	2010	2009

Current taxes	3.3%	3.5%	(0.1)%
Deferred taxes	34.7	32.7	34.2
Benefit from release of valuation reserve	–	(93.9)	–
Effective income tax rate	38.0%	(57.7)%	34.1%

8. Stock Options and Restricted Shares

Stock Option and Stock Award Plan

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and stock appreciation rights to employees, directors, and consultants.  Incentive stock options may be granted only to employees of the Company.  Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants.  As of December 31, 2011, the Company had reserved 6,900,000 shares of common stock under the Stock Option Plan.  Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date.  Vesting requirements of all awards under this plan are time based and vary by individual grant.  The options expire on the date determined by the Board of Directors but may not extend more than 10 years from the grant date.  The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a two-year period.  Vested and unexercised options are canceled three-months after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

The Company grants annual stock options to its directors under the Stock Option Plan.  The ten-year options issued to the Company’s directors vest over a one-year period based on the continuation of service as a director of the Company.  The Company uses a 0% forfeiture rate for all director options granted.

Option activity is summarized as follows:

	Shares Available for Grant (exclusive of restricted	Plan Options	Exercise	Weighted Average Exercise	Aggregate Intrinsic
	shares issued)	Outstanding	Price	Price	Value

Balance at December 31, 2008	2,956,000	1,246,000	$0.78–$11.62	$5.84
Shares reserved	500,000	–	–	–
Granted	(60,000)	60,000	6.39	6.39
Exercised	–	(248,000)	0.81– 6.74	4.61
Forfeited	2,000	(2,000)	6.00– 11.62	10.22
Expired	26,000	(26,000)	9.46– 11.62	11.55
Balance at December 31, 2009	3,424,000	1,030,000	$0.78–$10.89	$6.06
Shares reserved	500,000	–	–	–
Granted	(60,000)	60,000	9.61– 10.98	9.84
Exercised	–	(239,000)	0.84– 9.58	4.79
Forfeited	–	–	–	–
Expired	14,000	(14,000)	9.46– 10.28	9.95

8. Stock Options and Restricted Shares (Continued)

Balance at December 31, 2010	3,878,000	837,000	$0.78–$10.98	$6.62
Shares reserved	500,000	–	–	–
Granted	(70,000)	70,000	11.72	11.72
Exercised	–	(87,000)	0.84– 9.46	4.00
Forfeited	–	–	–	–
Expired	19,000	(19,000)	0.84– 9.46	5.45
Balance at December 31, 2011	4,327,000	801,000	$0.78–$11.72	$7.38	$3,044,000
Exercisable at December 31, 2011		779,000		$7.26	$3,044,000

The number of common shares available for the grant of future stock awards is limited to 3,316,000 common shares.  The shares available for grant number disclosed in the table above does not include 1,011,000 common shares issued in the form of restricted shares.

The weighted average remaining contractual term of options exercisable at December 31, 2011, was 4.2 years.

The total intrinsic value of options exercised during fiscal 2011, 2010 and 2009, was $677,000, $1,353,000, and $879,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2011	Weighted Average Exercise Price

$0.78–$ 0.84	136,000	1.1	$0.83	136,000	$0.83
0.85– 4.20	12,000	0.5	2.68	12,000	2.68
4.21– 6.39	101,000	6.8	6.37	101,000	6.37
6.40– 7.88	153,000	2.9	7.14	153,000	7.14
7.89– 9.41	54,000	5.2	9.38	54,000	9.38
9.42– 9.88	218,000	4.4	9.57	218,000	9.58
9.89– 11.72	127,000	6.7	11.32	105,000	11.24
	801,000	4.2	$7.38	779,000	$7.26

As of December 31, 2011, there was $39,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.58 years.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.  These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted share awards until they fully vest.  During 2011, 2010 and 2009 the Company granted restricted shares to employees under the Stock Option Plan.  The restricted shares vest over a four-year period based on the continuation of employment.

8. Stock Options and Restricted Shares (Continued)

Restricted share activity is summarized as follows:

	Shares	Weighted Average Grant Date Fair
	Outstanding	Value

Balance at December 31, 2008	370,000	7.68
Granted	211,000	9.14
Vested	(106,000)	8.86
Forfeited	(30,000)	8.15
Expired	–	–
Balance at December 31, 2009	445,000	8.07
Granted	260,000	8.45
Vested	(133,000)	7.00
Forfeited	(109,000)	8.50
Expired	–	–
Balance at December 31, 2010	463,000	8.49
Granted	274,000	10.77
Vested	(132,000)	8.72
Forfeited	(38,000)	10.05
Expired	–	–
Balance at December 31, 2011	567,000	$9.43

As of December 31, 2011, there was $1,803,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.26 years.  The Company estimates the forfeiture rate for restricted stock using 10% for key employees and 15% for non-key employees.

9. Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 2,300,000 shares of common stock have been reserved for issuance.  Eligible employees may contribute 1% to 10% of their compensation to purchase shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates up to a maximum of 2,000 shares per purchasing period.  The Purchase Plan terminates in July 2020. In fiscal 2011, 2010 and 2009, 115,500 shares, 132,600 shares, and 140,800 shares, respectively, were issued under the Purchase Plan.  At December 31, 2011, 803,000 shares were available for issuance under the Purchase Plan.

As of December 31, 2011, there was $276,000 of total unrecognized compensation costs related to the Purchase Plan, which is expected to be recognized over a weighted average period of 0.48 years.

10. Employee Retirement Savings Plan

The Company has an employee 401(k) retirement savings plan (the Plan).  The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program.  All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment.  The Plan allows eligible employees to contribute up to 50% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 5% contributed to the Plan.  The Company recorded an expense of $194,000, $184,000 and $157,000 for contributions to the Plan for the years ended December 31, 2011, 2010, and 2009, respectively.

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

No customer represented more than 10% of total revenue for any year ended December 31, 2011, 2010 and 2009.

The Company performs credit evaluations of its customers and does not require collateral to extend credit to an account.  No customer represented more than 10% of gross accounts receivable at December 31, 2011 and 2010. There have been no material losses on customer receivables.

Product revenue by geographic destination as a percentage of total product revenues were as follows for the years ended December 31:

	2011	2010	2009

Domestic	84%	85%	87%
Foreign	16	15	13

12. Related Party Activity

During the years ended December 31, 2011, 2010 and 2009, the Company sold $504,000, $473,000 and $458,000, respectively, of product to a company of which a board member of the Company is an officer.  As of December 31, 2011 and 2010, the Company had an accounts receivable balance due of $38,000 and $-0-, respectively, from this related party.  In addition, the Company purchases product from this related party and during the years ended December 31, 2011, 2010 and 2009 the Company purchased $15,000, $20,000 and $15,000, respectively, of product from this related party.  As of December 31, 2011 and 2010, the Company had an accounts payable balance due of $-0- to this related party.

From time to time the Company utilizes consulting services from a company owned by a current employee and past board member.  During the years ended December 31, 2011 and 2010, the Company utilized services in the amount of $-0- and $41,000, respectively, from this vendor.  At December 31, 2011 and 2010, the Company had an accounts payable balance due of $-0- to this related party.

From time to time the Company utilizes development consulting services from a company owned by the spouse of an employee.  During the year ended December 31, 2011 and 2010, the Company utilized services in the amount of $353,000 and $238,000, respectively, from this vendor.  At December 31, 2011 and 2010, the Company had an accounts payable balance due of $-0- and $22,000 to this related party.

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

14. Commitments and Contingencies (Continued)

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

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to the Company’s Vari-Lase products, and in particular the use of the Vari-Lase® Short Kit for the treatment of perforator veins.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through December 31, 2011 of approximately $410,000 (0.1% of the Company’s total U.S. sales) and has not been the subject of any reported serious adverse clinical event.  The Company is fully complying with this inquiry.

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

14. Commitments and Contingencies (Continued)

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

On July 6, 2011, King notified the Company that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision to not proceed, the Company is not required to make either of the $2,500,000 payments to King, and instead the Company recognized revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Going forward, amortization of this deferred revenue will continue to be $51,000 per quarter for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical use indication of the Thrombi-Gel and Thrombi-Pad® products.  The unamortized license fee was $1,019,000, $4,241,000 and $4,945,000 at December 31, 2011, 2010 and 2009, respectively.  The amortization of license fee was $3,222,000, $704,000, and $704,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The agreement also includes provisions requiring the Company to pay Nicolai, GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term.  The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH.  The unamortized license fee was $182,000, $327,000 and $472,000 at December 31, 2011, 2010 and 2009, respectively.  The amortization of license fee was $145,000 for each of the years ended December 31, 2011, 2010 and 2009, respectively.

15. Business Combinations and Asset Acquisitions

During the first quarter of fiscal year 2010, the Company adopted ASC 805, Business Combinations, related to business combinations.  This authoritative guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired.  The underlying purchase method of accounting for acquisitions was retained, but the new guidance incorporates a number of changes.  These changes include the capitalization of purchased in-process research and development, expensing of acquisition related costs and the recognition of contingent purchase price consideration at fair value at the acquisition date.

When the Company acquires another company or a group of assets, the purchase price is allocated, as applicable, among in-process research and development, other identifiable intangible assets, net tangible assets and the remainder, if any, gets recognized to goodwill, as required by U.S. GAAP.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses, which is not amortized in accordance with ASC 350, Intangibles-Goodwill and Other.  The values assigned to other identifiable intangible assets are based on valuations as determined by independent third party appraisers.  The techniques used by these appraisers include estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values utilizing an appropriate risk-adjusted rate of return (discount rate).  The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods.

15. Business Combinations and Asset Acquisitions (Continued)

Northeast Scientific

On December 22, 2011, the Company entered into a license agreement with Northeast Scientific, Inc. (NES), a FDA-registered reprocessor of medical devices, whereby the Company acquired the exclusive rights to NES’ reprocessing services for the ClosureFast radiofrequency catheter in the United States for a term of five years.  The ClosureFast catheter is owned and marketed by VNUS Medical Technologies, Inc., a subsidiary of Covidien, and is used in the treatment of varicose veins.  Under the reprocessing service, the customer will send its used ClosureFast catheters to NES, where they will be inspected, cleaned, tested, repackaged, resterilized and shipped back to the customer. In exchange for the exclusive rights, the Company paid a total of $900,000 to NES and a former third party distributor on December 22, 2011.

The Company has accounted for the transaction as a non-business asset acquisition in the fourth quarter of 2011.  In accordance with ASC 805 the purchase price is being assigned to an intangible and no goodwill was recognized.  The Company is amortizing the license intangible on a straight-line basis over the five-year term of the agreement.

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
$4,272,000

15. Business Combinations and Asset Acquisitions (Continued)

Amortizable Acquired Assets

Purchased technology.  Purchased technology consists of $1,000,000 of developed technology acquired.  The Guardian hemostasis valves are designed to maintain hemostasis during the use of diagnostic and interventional devices.  The technology was valued using the income method utilizing a discounted cash flow model. The Company is amortizing the technology assets on a straight line basis over their estimated useful lives of 11 years.

Other intangibles.  Other intangibles consist of $800,000 representing trademarks and trade names relating to the Guardian hemostasis valve products.  The fair value of trademarks and trade names was been estimated using the income method utilizing a discounted cash flow model. The Company is amortizing the trademark and trade name intangible assets on a straight line basis over their estimated useful life of approximately 11 years.

The weighted average amortization period for total amortizable intangible assets acquired in connection with the acquisition of the Guardian hemostasis valve products is 11 years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.  All of the goodwill is expected to be deductible for income tax purposes.

The Company was the sole U.S. distributor of Guardian hemostasis valve products prior to the acquisition, and since the acquisition date, the Company has recognized additional international revenue of $529,000 and net income of approximately $93,000 relating to the international sales of Guardian hemostasis valve products through December 31, 2011.  These amounts do not include the Company’s U.S. revenue since the acquisition date of $1,310,000 and net income of approximately $316,000 relating to sales of Guardian hemostasis valve products through December 31, 2011.

Radius Medical Technologies, Inc.

On October 20, 2010, the Company acquired the assets related to the snare and retrieval product line business from Radius Medical Technologies, Inc. and Radius Medical, LLC (collectively, “Radius”).  Under the terms of the agreement the Company paid Radius a total of $6,449,000, consisting of $5,000,000 paid in cash at October 20, 2010 and $1,449,000 which was paid on June 9, 2011 upon the successful completion of the transfer of the manufacturing processes from Radius to the Company along with all fixed assets and inventory.  In addition, Radius will be entitled to receive an annual cash contingent consideration payment based on 25% of the net sales of the acquired products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  The range of possible contingent consideration payments is from $-0- if no sales are made in excess of the thresholds, to an undeterminable amount as the agreement does not contain a cap on the payment amounts.  At December 31, 2011 and 2010, the Company has recorded a liability for these contingent consideration payments in the amount of $310,000 and $896,000, respectively.  In accordance with ASC 805, a reduction of $586,000 in the liability amount was recorded at September 30, 2011 and recognized as a gain in operating expenses within the general and administrative expenses as no amounts are payable for the year ended December 31, 2011.  This acquisition provides the Company with additional snare and retrieval products that are sold into the Company’s existing customer base and to expand its sales of all snare and retrieval products into international markets.

15. Business Combinations and Asset Acquisitions (Continued)

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

15. Business Combinations and Asset Acquisitions (Continued)

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

15. Business Combinations and Asset Acquisitions (Continued)

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of Escalon, Radius and Zerusa as if the acquisitions had occurred at the beginning of each of the periods presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.
	Years Ended December 31,
	2011	2010

Revenue	$90,028,000	$80,421,000
Net income	9,743,000	20,378,000
Net income per share
Basic	$0.59	$1.24
Diluted	$0.57	$1.20

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and income taxes to reflect the Company’s effective tax rate for the periods presented.

16. Quarterly Financial Data (Unaudited, in Thousands, Except per Share Data)

2011	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenue:
Product	$22,009	$21,450	$22,059	$21,071
License and collaboration	88	2,854	212	213
Total net revenue	22,097	24,304	22,271	21,284

Selected costs and expenses:
Costs of goods sold	7,582	7,463	7,571	7,228
Collaboration expenses	–	–	–	–
Total selected costs and expenses:	7,582	7,463	7,571	7,228

Operating income	3,456	6,005	3,395	2,730

Net income	2,159	3,710	2,159	1,711

Basic net income per share	$0.13	$0.22	$0.13	$0.10
Diluted net income per share	$0.13	$0.22	$0.13	$0.10

16. Quarterly Financial Data (Unaudited, in Thousands, Except per Share Data) (Continued)

2010	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenue:
Product	$20,664	$19,626	$19,262	$17,867
License and collaboration	213	235	254	322
Total net revenue	20,877	19,861	19,516	18,189

Selected costs and expenses:
Cost of goods sold	7,076	6,932	6,510	5,947
Collaboration expenses	–	23	42	110
Total selected costs and expenses:	7,076	6,955	6,552	6,057

Operating income	3,433	2,133	2,436	5,580

Net income	14,972	1,464	1,475	3,466

Basic net income per share	$0.90	$0.09	$0.09	$0.21
Diluted net income per share	$0.87	$0.09	$0.09	$0.21

17. Subsequent Event

On January 6, 2012, the Company entered into an agreement with Dr. Pedro Silva and his affiliates, whereby the Company paid $3,250,000 for the rights, patents and intellectual property relating to a two-lumen catheter for distal protection and material extraction used in the Company’s Pronto catheters.  Upon payment, the existing License Agreement between NGC and the Company has been deemed paid-in-full, and no future royalties will be owed on any sale of a Pronto catheter after December 31, 2011.  The Company will account for the transaction as a non-business license acquisition in the first quarter of 2012. In accordance with ASC 805, the purchase price assigned to the intangible asset will be the cash amount paid on January 6, 2012, and it will be amortized over a period of 10 years.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

Vascular Solutions, Inc.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year

YEAR ENDED DECEMBER 31, 2011:
Sales return allowance	$45,000	$30,000	$(45,000)	$30,000
Allowance for doubtful accounts	115,000	87,000	(82,000)	120,000
Total	$160,000	$117,000	$(127,000)	$150,000

YEAR ENDED DECEMBER 31, 2010:
Sales return allowance	$45,000	$–	$–	$45,000
Allowance for doubtful accounts	105,000	33,000	(23,000)	115,000
Total	$150,000	$33,000	$(23,000)	$160,000

YEAR ENDED DECEMBER 31, 2009:
Sales return allowance	$25,000	$20,000	$–	$45,000
Allowance for doubtful accounts	95,000	62,000	(52,000)	105,000
Total	$120,000	$82,000	$(52,000)	$150,000