Form 10-Q
period 2012-03-31
VASCULAR SOLUTIONS INC
filed 2012-04-24
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

The registrant had 16,327,471 shares of common stock, $.01 par value per share, outstanding as of April 19, 2012.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$10,213,000	$13,726,000
Accounts receivable, net of reserves of $150,000 in 2012 and 2011, respectively	12,872,000	11,728,000
Inventories	15,123,000	14,788,000
Prepaid expenses	1,703,000	1,624,000
Current portion of deferred tax assets	5,500,000	5,500,000
Total current assets	45,411,000	47,366,000

Property and equipment, net	5,984,000	5,607,000
Goodwill	8,168,000	8,117,000
Intangible assets, net	10,898,000	7,948,000
Deferred tax assets, net of current portion and liabilities	6,385,000	7,445,000
Total assets	$76,846,000	$76,483,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,589,000	$2,843,000
Accrued compensation	3,443,000	3,430,000
Accrued expenses	1,250,000	1,406,000
Accrued royalties	257,000	560,000
Current portion of deferred revenue and contingent consideration	370,000	477,000
Total current liabilities	8,909,000	8,716,000

Long-term deferred revenue and contingent consideration, net of current portion	978,000	1,061,000

Shareholders’ equity:
Common stock, $001 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 16,392,971 – 2012; 16,378,205 – 2011	164,000	164,000
Additional paid-in capital	82,230,000	83,962,000
Accumulated other comprehensive earnings	(128,000)	(204,000)
Accumulated deficit	(15,307,000)	(17,216,000)
Total shareholders’ equity	66,959,000	66,706,000
Total liabilities and shareholders’ equity	$76,846,000	$76,483,000
See accompanying notes.

Note:  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)

Revenue:
Product revenue	$23,706,000	$21,071,000
License revenue	87,000	213,000
Total revenue	23,793,000	21,284,000

Product costs and operating expenses:
Cost of goods sold	7,838,000	7,228,000
Research and development	3,074,000	2,379,000
Clinical and regulatory	1,132,000	1,102,000
Sales and marketing	6,601,000	6,315,000
General and administrative	1,686,000	1,333,000
Amortization of purchased technology and intangibles	335,000	197,000
Total product costs and operating expenses	20,666,000	18,554,000

Operating earnings	3,127,000	2,730,000

Other earnings (expenses):
Interest earnings	–	4,000
Interest expense	(3,000)	(3,000)
Foreign exchange gain	5,000	39,000

Earnings before income taxes	3,129,000	2,770,000

Income tax expense	(1,220,000)	(1,059,000)
Net earnings	$1,909,000	$1,711,000
Net earnings per share – basic	$0.12	$0.10
Net earnings per share – diluted	$0.12	$0.10

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)

Net earnings	$1,909,000	$1,711,000

Other comprehensive earnings before tax:
Foreign currency translation adjustments	76,000	131,000

Income tax expense related to items of other comprehensive earnings	(30,000)	(50,000)
Other comprehensive earnings, net of tax	46,000	81,000
Comprehensive earnings	$1,955,000	$1,792,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2012	2011
	(unaudited)
Operating activities
Net earnings	$1,909,000	$1,711,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	515,000	503,000
Amortization	335,000	197,000
Stock-based compensation	717,000	490,000
Deferred taxes, net	1,060,000	905,000
Change in fair value of contingent consideration	(96,000)	–
Change in allowance for doubtful accounts	–	50,000
Changes in operating assets and liabilities:
Accounts receivable	(1,141,000)	(437,000)
Inventories	(350,000)	(1,029,000)
Prepaid expenses	(80,000)	(15,000)
Accounts payable	743,000	716,000
Accrued compensation and expenses	(448,000)	(127,000)
Amortization of deferred license fees and other deferred revenue	(93,000)	(197,000)
Net cash provided by operating activities	3,071,000	2,767,000

Investing activities
Purchase of property and equipment	(890,000)	(467,000)
Cash paid for acquisition and license	(3,250,000)	(3,882,000)
Net cash used in investing activities	(4,140,000)	(4,349,000)

Financing activities
Repurchase of common shares	(2,552,000)	(1,534,000)
Proceeds from the exercise of stock options and sale of stock, net of expenses	103,000	143,000
Net cash used in financing activities	(2,449,000)	(1,391,000)
Decrease in cash and cash equivalents	(3,518,000)	(2,973,000)
Effect of exchange rate changes on cash and cash equivalents	5,000	(1,000)
Cash and cash equivalents at beginning of period	13,726,000	17,360,000
Cash and cash equivalents at end of period	$10,213,000	$14,386,000

Supplemental disclosure of cash flow
Cash paid for interest	$3,000	$3,000
Cash paid for taxes	$242,000	$81,000

See accompanying notes.

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Vascular Solutions, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.  Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	Net Earnings per Share

In accordance with Accounting Standards Codification (“ASC”) 260-10-55, basic net earnings per share for the three months ended March 31, 2012 and 2011 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period.

Weighted average common shares outstanding for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
Weighted average shares outstanding – basic	16,004,000	16,649,000
Weighted average shares outstanding – diluted	16,349,000	17,241,000

(3)	Revenue Recognition

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

The Company also generates revenues from license agreements and recognizes the revenue when earned.  In accordance with ASC 605, for revenues which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605-10-S99.

Starting in January 2012, the Company began to generate revenue from selling a reprocessing service for ClosureFast® radiofrequency catheters.  In accordance with ASC 605-45, the Company will recognize this revenue gross, with the amount paid to the supplier of the reprocessing service reflected as cost of sales.

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

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	March 31, 2012	December 31, 2011
	(unaudited)

Raw materials	$7,166,000	$7,107,000
Work-in process	1,279,000	1,369,000
Finished goods	6,678,000	6,312,000
	$15,123,000	$14,788,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the three months ended March 31, 2012 are as follows:

	Goodwill	Acquired Intangibles
	(unaudited)
Balance at December 31, 2011	$8,117,000	$7,948,000
Amortization	–	(335,000)
Purchased licenses	–	3,250,000
Foreign currency translation adjustments	51,000	35,000
Balance at March 31, 2012	$8,168,000	$10,898,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $100,000 and $120,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At March 31, 2012 and December 31, 2011, the sales and return allowance was $50,000 and $30,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $150,000 at March 31, 2012 and December 31, 2011, respectively.

(7)	Concentrations of Credit and Other Risks

In the United States the Company sells its products and services directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either March 31, 2012 or December 31, 2011.  There have been no material losses on customer receivables.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

Revenue by geographic destination as a percentage of total net revenue for the three month periods ended March 31, 2012 and 2011 was 84% and 85% in the United States and 16% and 15% in international markets, respectively.  No single customer represented greater than 10% of the total net revenue for the three months ended March 31, 2012 and 2011.

(8)	Dependence on Key Suppliers

The Company purchases certain key components from single-source suppliers.  Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations.

King Pharmaceuticals

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

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to the Company’s Vari-Lase products, and in particular the use of the Vari-Lase® Short Kit for the treatment of perforator veins.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through March 31, 2012 of approximately $420,000 (0.1% of the Company’s total U.S. sales) and has not been the subject of any reported serious adverse clinical event.  The Company is fully complying with this inquiry.

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

On July 6, 2011, King notified the Company that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision to not proceed, the Company is not required to make either of the $2,500,000 payments to King, and instead the Company recognized revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Amortization of the deferred revenue will be $51,000 per quarter for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical use indication of the Thrombi-Gel and Thrombi-Pad® products.  The unamortized license fee was $968,000 and $1,019,000 at March 31, 2012 and December 31, 2011, respectively.  The amortization of license fee was $51,000 and $177,000 for the three months ended March 31, 2012 and 2011, respectively.

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

The agreement also includes provisions requiring the Company to pay Nicolai GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term.  The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai GmbH.  The unamortized license fee was $146,000 and $182,000 at March 31, 2012 and December 31, 2011, respectively.  The amortization of license fee was $36,000 for the three months ended March 31, 2012 and 2011, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

Radius Medical Technologies, Inc. Contingent Consideration

On October 20, 2010, the Company acquired the assets related to the snare and retrieval product line business from Radius Medical Technologies, Inc. and Radius Medical, LLC (collectively, “Radius”).  Under the terms of the agreement the Company paid Radius a total of $6,449,000, consisting of $5,000,000 paid in cash at October 20, 2010 and $1,449,000 which was paid on June 9, 2011 upon the successful completion of the transfer of the manufacturing processes from Radius to the Company along with all fixed assets and inventory.  In addition, Radius is entitled to receive an annual cash contingent consideration payment based on 25% of the net sales of the acquired products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  The range of possible contingent consideration payments is from $-0- if no sales are made in excess of the thresholds, to an undeterminable amount as the agreement does not contain a cap on the payment amounts.  In accordance with ASC 805, a reduction of $96,000 and $586,000 in the liability amount was recorded at March 31, 2012 and September 30, 2011, respectively, and recognized as a gain in operating expenses within the general and administrative expenses.  At March 31, 2012 and December 31, 2011, the Company has recorded a liability for these contingent consideration payments in the amount of $214,000 and $310,000, respectively.

(10)	Lines of Credit

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

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying annual lease expense times six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments.  The covenant is computed quarterly based on a rolling 12-month period.  The Company was in compliance with the covenant as of March 31, 2012.

As of March 31, 2012, the Company had no outstanding balance against the revolving credit agreement.  Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of March 31, 2012.

(11)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the three month periods ended March 31, 2012 and 2011, the Company recorded a provision for taxes of $1,220,000 and $1,059,000 on earnings before tax of $3,129,000 and $2,770,000, resulting in an effective income tax rate of 39% and 38%, respectively.  The difference between the effective tax rates of 39% and 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.

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

The Company has recorded an unrecognized tax benefit of $1,020,000 as of March 31, 2012 and December 31, 2011.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  For the three months ended March 31, 2012, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  Remaining open tax years at March 31, 2012 are 2009 through 2011.

(12)	Business Combinations and Asset Acquisitions

Dr. Pedro Silva and Affiliates

On January 6, 2012, the Company entered into an agreement with Dr. Pedro Silva and his affiliates, whereby the Company paid $3,250,000 for the rights, patents and intellectual property relating to a two-lumen catheter for distal protection and material extraction used in the Company’s Pronto catheters.  Upon payment, the existing License Agreement between N.G.C. Medical S.p.A. and the Company has been deemed paid-in-full, and no future royalties will be owed on any sale of a Pronto catheter after December 31, 2011.  The Company has accounted for the transaction as a non-business license acquisition in the first quarter of 2012.   In accordance with ASC 805, the purchase price was assigned to a license intangible asset equivalent to the cash amount paid on January 6, 2012, and will be amortized over a period of 10 years.  No goodwill was recognized as part of the transaction.

Northeast Scientific

On December 22, 2011, the Company entered into a license agreement with Northeast Scientific, Inc. (NES), a FDA-registered reprocessor of medical devices, whereby the Company acquired the exclusive rights to NES’ reprocessing services for the ClosureFast radiofrequency catheter in the United States for a term of five years.  The ClosureFast catheter is owned and marketed by VNUS Medical Technologies, Inc., a subsidiary of Covidien, and is used in the treatment of varicose veins.  Under the reprocessing service, the customer sends its used ClosureFast catheters to NES, where they are inspected, cleaned, tested, repackaged, resterilized and shipped back to the customer. In exchange for the exclusive rights, the Company paid a total of $900,000 to NES and a former third party distributor on December 22, 2011.

The Company accounted for the transaction as a non-business asset acquisition in the fourth quarter of 2011.  In accordance with ASC 805 the purchase price was assigned to an intangible asset and no goodwill was recognized.  The Company is amortizing the license intangible asset on a straight-line basis over the five-year term of the agreement.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

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

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of Zerusa as if the acquisitions had occurred at the beginning of each of the periods presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition:

	Three Months Ended March 31,
	2012	2011

Revenue	$23,793,000	$21,356,000
Net earnings	1,909,000	1,715,000
Net earnings per share
Basic	$0.12	$0.10
Diluted	$0.12	$0.10

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and income taxes to reflect the Company’s effective tax rate for the periods presented.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

(13)	Products and Services

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

•
Hemostat (blood clotting) products, principally consisting of the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets; and

•
Vein products and services, principally consisting of the Vari-Lase® endovenous laser, a laser console and procedure kit used for the treatment of varicose veins, and the Company’s ClosureFast catheter reprocessing service.

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Three Months Ended March 31,
	2012		2011
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$14,878,000	18%	$12,565,000	41%
Hemostat products	5,885,000	1%	5,834,000	(8%)
Vein products	2,943,000	10%	2,672,000	2%
Total product revenue	23,706,000	13%	21,071,000	18%
License and collaboration	87,000	(59%)	213,000	(34%)
Total revenue	$23,793,000	12%	$21,284,000	17%

(14)	New Accounting Pronouncements

On June 16, 2011 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05).  This update amends ASC 220, “Comprehensive Income” to provide that total comprehensive income will be reported in one continuous statement or two separate but consecutive statements of financial performance.  Presentation of total comprehensive income in the statement of stockholders’ equity or the footnotes will no longer be allowed.  The calculation of net income and basic and diluted net income per share will not be affected.  ASU 2011-005 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011, which means that it became effective for the Company beginning on January 1, 2012.  The Company has elected to present total comprehensive income utilizing the two statement approach.  The adoption of ASU 2011-05 has not had a significant impact on our financial position, results of operations or cash flows.

On September 15, 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08).  This update amends the guidance in ASC 350-20 on testing goodwill for impairment.  Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test).  If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  ASU 2011-08 does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test goodwill annually for impairment.  In addition, ASU 2011-08 does not amend the requirement to test goodwill for impairment between annual tests if events or circumstances warrant; however, it does revise the examples of events and circumstances that an entity should consider.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which means that it became effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-08 has not had a significant impact on our financial position, results of operations or cash flows.

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

             We believe the overall worldwide market for endovascular devices will continue to grow as the demand for minimally invasive treatment of vascular diseases and disorders continues to increase.  We have capitalized and intend to continue to capitalize on this market opportunity through the introduction of new products.  We have originated and expect to continue to originate these new products primarily through our internal research and development efforts, while supplementing these development efforts with targeted acquisitions or other external collaborations.  Additionally, our growth has been, and will continue to be, impacted by our expansion and penetration into new geographic markets, the expansion and penetration of our sales organization in existing geographic markets, and our continuing focus on increasing the efficiency of our sales organization.

Our product portfolio includes a broad spectrum of over 50 products consisting of over 600 stock keeping units (SKUs) covering a wide array of devices used in vascular procedures.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three product categories – catheter products, hemostat products and vein products – based on similarities in the products.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also in new product development and additional regulatory approvals.  A significant portion of our net sales growth historically has been, and we expect to continue to be, attributable to new and enhanced products.

The interventional medical device industry is characterized by intense competition, rapidly-evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•
Changing regulatory approval requirements for newly-developed products.  Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before they can be sold.  The requirements for obtaining product approval have undergone change, and in 2011 the FDA proposed additional changes to the product approval process.  We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•
Successfully integrating acquired products into our existing operations.  The acquisition of products and services complementary to our existing product portfolio and customer call point provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.  In December 2011, we acquired exclusive 5-year rights to sell reprocessing services for the ClosureFast catheter in the United States from Northeast Scientific, Inc. (NES) (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  In January 2011, we acquired the Guardian® hemostasis valve products from Zerusa Limited (Zerusa) (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q) and have established a subsidiary in the Republic of Ireland to continue the manufacturing of the products.  In October 2010, we acquired the snare and retrieval products from Radius Medical Technologies, Inc. (Radius) and integrated those products into our operations.  In April 2010 we acquired the SmartNeedle® and pdACCESS needle access products from Escalon Vascular Access, Inc. (Escalon) and integrated those products into our operations.

•
Managing intellectual property.  The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas.  To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue.  While we are not currently involved in any material intellectual property litigation, we have been so in the recent past (See “Legal Proceedings” In Item 1 of Part II of this Form 10-Q).  Managing intellectual property assets and claims is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2012	2011
Revenue:
Product revenue	100%	99%
License revenue	-	1%
Total revenue	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	34%
Research and development	13%	11%
Clinical and regulatory	5%	5%
Sales and marketing	28%	30%
General and administrative	7%	6%
Amortization of purchased technology and intangibles	1%	1%
Total product costs and operating expenses	87%	87%
Operating earnings	13%	13%
Other earnings and expenses, net	-	-
Earnings before income taxes	13%	13%
Income taxes	(5%)	(5%)
Net earnings	8%	8%

Three months ended March 31, 2012, compared to three months ended March 31, 2011

Net revenue increased 12% to $23,793,000 for the quarter ended March 31, 2012 from $21,284,000 for the quarter ended March 31, 2011.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	13%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2011	2%
Product and service pricing	(3%)
12%

Approximately 84% and 85% of our net revenue was earned in the United States and 16% and 15% of our net revenue was earned in international markets for the three months ended March 31, 2012 and March 31, 2011, respectively.

We recognized $87,000 and $213,000 of licensing revenue during the three month periods ending March 31, 2012 and 2011 as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai.

Gross margin increased to 67.1% for the quarter ended March 31, 2012, compared to 66.0% for the quarter ended March 31, 2011.  The increase in gross margin primarily resulted from our acquisition of the intellectual property related to our Pronto® extraction catheters in January 2012, which eliminated the royalties paid on sales of the product after December 31, 2011 (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  We expect product gross margins to be in the range of 66.0% to 67.0% for the remainder of 2012, subject to variations in our selling mix between U.S. and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry.

Research and development expense for the first quarter of 2012 totaled $3,074,000, or 13% of revenue, compared to $2,379,000, or 11% of revenue, for the first quarter of 2011.  Research and development expenses have increased as we have hired additional employees to improve the through-put of our new product development projects and we are focusing significant efforts on one of our larger market development projects.  We expect our continuing research and development expenses to remain flat on an absolute basis, and therefore decline as a percentage of revenue, during the remainder of 2012 to approximately 11% in the fourth quarter.

Clinical and regulatory expense for the first quarter of 2012 totaled $1,132,000, or 5% of revenue, compared to $1,102,000, or 5% of revenue, for the first quarter of 2011.  Clinical and regulatory expenses have remained relatively constant on a dollar basis and percentage of revenue compared to quarter ended March 31, 2011.  We expect clinical and regulatory expenses to continue to be approximately 5% of revenue for the remainder of 2012.

Sales and marketing expense for the first quarter of 2012 totaled $6,601,000, or 28% of revenue, compared to $6,315,000, or 30% of revenue, for the first quarter of 2011.  The decline in sales and marketing expenses as a percentage of revenue primarily resulted from maintaining our direct U.S. sales force at approximately 83 full-time employees while continuing to grow revenue.  We expect to maintain the same relative size of our direct U.S. sales force for the remainder of 2012.  We expect our sales and marketing expenses as a percentage of revenue to decline to between 25% and 26% in the fourth quarter of 2012.

General and administrative expense for the first quarter of 2012 totaled $1,686,000, or 7% of revenue, compared to $1,333,000, or 6% of revenue, for the first quarter of 2011.  General and administrative expenses have increased as a result of the additional $180,000 of legal expenses associated with responding to the subpoena issued by the U.S. Attorney’s office in the first quarter of 2012, an amount which is expected to decline on a quarterly basis for the remainder of 2012 (See Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  We expect our general and administrative expenses to be approximately 7% of revenue for the remainder of 2012.

Amortization of purchased technology and other intangibles was $335,000 and $197,000 for the three months ended March 31, 2012 and 2011.  The amortization resulted from our purchase of the Escalon SMARTNEEDLE and pdACCESS products in April 2010; the Radius snare products in October 2010; the Zerusa Guardian hemostasis valves in January 2011; the ClosureFast Reprocessing license in December 2011; and the Pronto license in January 2012.  In connection with the purchase of these assets, we allocated a total of $12,400,000 to purchased technology and other intangibles that is being amortized over various periods from 5 – 11 years.  For a complete discussion of the recent acquisitions, see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Income tax expense was $1,220,000 for the three months ending March 31, 2012 on earnings before tax of $3,129,000, resulting in an effective income tax rate of 39%.  The difference between the effective tax rate of 39% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.  For the three months ending March 31, 2011, income tax expense was $1,059,000 on earnings before tax of $2,770,000, resulting in an effective income tax rate of 38%.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $10,213,000 at March 31, 2012 compared to $13,726,000 in cash and cash equivalents at December 31, 2011, a decrease of $3,513,000.  The majority of our cash is maintained in our operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $3,071,000 of cash from operations for the three months ended March 31, 2012, primarily resulting from our earnings before taxes of $1,909,000 since essentially all of our income taxes are offset by our deferred tax assets.  In the three months ending March 31, 2012 we increased our accounts receivable by $1,141,000 and our inventory by $350,000, which was in line with our revenue growth projections and expectations.  In addition, we incurred $1,567,000 of non-cash depreciation, amortization and stock compensation; and $189,000 of non-cash charges relating to the amortization of deferred license fees and other deferred revenue.

Cash used for investing activities.  We used $4,140,000 of cash in investing activities for the three months ended March 31, 2012, consisting of $3,250,000 of cash to purchase the intellectual property relating to our Pronto catheters, and $890,000 of cash for capital expenditures relating to our purchase of additional manufacturing and research and development equipment.

Cash used in financing activities.  We used $2,449,000 of cash in financing activities for the three months ended March 31, 2012, consisting of $1,926,000 of cash to repurchase 175,499 common shares at an average price of $10.97 per share on the open market under our stock repurchase plan, and $626,000 of cash to repurchase 56,989 shares that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.  These purchases were partially offset by our receipt of $103,000 upon the exercise of outstanding stock options.

We have a $10 million revolving line of credit with US Bank, which has a 12-month term, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest in all of our assets.  As of March 31, 2012, we were in compliance with the financial covenant under the line of credit and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $36.5 million at March 31, 2012 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2012.

Contractual Obligations

The following table summarizes our contractual cash commitments as of March 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$3,111,000	$883,000	$1,783,000	$445,000	$-
Total	$3,111,000	$883,000	$1,783,000	$445,000	$-

Not included in the table above are the expected payments for contingent consideration related to our acquisition of the Radius snare products in October 2010.  These contingent consideration payments are in the amount of 25% of the net sales of the snare and retrieval products which exceed $2.5 million and $3.0 million for the calendar years ending December 31, 2012 and 2013, respectively.  These amounts were not included in the table above due to our inability to predict the amount and timing of the cash portion of the payments (See Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).

We do not have any other significant cash commitments related to supply agreements, nor do we have any significant commitments for capital expenditures.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate these estimates and judgments.  We base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The material accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and which require complex management judgment are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Critical Accounting Policies.”

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act.  Forward-looking statements such as these are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements.   We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with defense of patent infringement lawsuits, adoption of our new products, limited profitability, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.  This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.   We undertake no obligation to and do not intend to revise or update publicly any forward-looking statement for any reason.

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

In the United States we sell our products and services directly to hospitals and clinics.  In international markets, we sell our products to independent distributors who, in turn, sell to hospitals.  Sales to independent distributors are denominated in United States dollars, with the exception of sales to Germany, where sales are denominated in Euros.  Sales to distributors out of our subsidiary in Ireland are also denominated in Euros.

We distribute certain products on behalf of certain U.S. and international manufacturers.  We pay for all distributed products in United States dollars.

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $21,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros with our subsidiary in Ireland and our German distributor Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates.  Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR.  We thus would be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  As we had no amounts outstanding on the line of credit at March 31, 2012, we have no exposure to interest rate changes on this credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we will be exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $10,000 on an annual basis.

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

During the fiscal quarter ended March 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

The description of litigation and government proceedings included in Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated into this Item 1 of Part II by reference.

From time to time, we are involved in additional legal proceedings arising in the normal course of business.  As of the date of this report we are not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

Item 1A (“Risk Factors”) of our most recently filed Annual Report on Form 10-K for the year ended December 31, 2011 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  There have been no material changes from the Risk Factors described in Annual Report on Form 10-K for the year ended December 31, 2011; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2012	45,379	(1)	$11.05	-	-
February 1 – 29, 2012	79,728	(1)	$11.03	70,570	929,430
March 1 – 31, 2012	107,381	(1)	$10.91	104,929	824,501

(1)  At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 45,379 shares of common stock in January, 9,158 shares of common stock in February, and 2,452 in March, all at the fair market value of the common stock on the day the employees’ awards vested, to satisfy income tax withholding obligations for those employees.

(2)  On February 3, 2012, our Board of Directors approved a Common Stock Repurchase Plan (the “Repurchase Plan”), whereby we have the option to repurchase up to a maximum of 1,000,000 shares of our common stock on the open market at the current market price.  The Repurchase Plan expires on December 31, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

 None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Amended and Restated Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 of Vascular Solutions’ Form 8-K dated October 19, 2007).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.1	Form of Employment Agreement by and between Vascular Solutions, Inc. and its Chief Executive Officer.
10.2	Form of Chief Executive Officer Stock Option Agreement.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.

Date: April 24, 2012	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)