Form 10-Q
period 2012-06-30
VASCULAR SOLUTIONS INC
filed 2012-07-24
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number: 0-27605

VASCULAR SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1859679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐ No  ☒

The registrant had 16,241,502 shares of common stock, $.01 par value per share, outstanding as of July 20, 2012.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets
	June 30, 2012	December 31, 2011
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$10,956,000	$13,726,000
Accounts receivable, net of reserves of $160,000 and $150,000 in 2012 and 2011, respectively	13,325,000	11,728,000
Inventories	14,540,000	14,788,000
Prepaid expenses	1,344,000	1,624,000
Current portion of deferred tax assets	5,500,000	5,500,000
Total current assets	45,665,000	47,366,000

Property and equipment, net	6,342,000	5,607,000
Goodwill	8,583,000	8,117,000
Intangible assets, net	11,391,000	7,948,000
Deferred tax assets, net of current portion and liabilities	5,119,000	7,445,000
Total assets	$77,100,000	$76,483,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,051,000	$2,843,000
Accrued compensation	3,727,000	3,430,000
Accrued expenses	1,009,000	1,406,000
Accrued royalties	283,000	560,000
Current portion of deferred revenue and contingent consideration	335,000	477,000
Total current liabilities	8,405,000	8,716,000

Long-term deferred revenue and contingent consideration, net of current portion	927,000	1,061,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 16,242,502 – 2012; 16,378,205 – 2011	162,000	164,000
Additional paid-in capital	80,914,000	83,962,000
Accumulated other comprehensive earnings	(385,000)	(204,000)
Accumulated deficit	(12,923,000)	(17,216,000)
Total shareholders’ equity	67,768,000	66,706,000
Total liabilities and shareholders’ equity	$77,100,000	$76,483,000

See accompanying notes.

Note:  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Revenue:
Product revenue	$24,650,000	$22,059,000	$48,356,000	$43,130,000
License revenue	87,000	212,000	175,000	425,000
Total revenue	24,737,000	22,271,000	48,531,000	43,555,000

Product costs and operating expenses:
Cost of goods sold	8,231,000	7,571,000	16,069,000	14,799,000
Research and development	2,953,000	2,355,000	6,028,000	4,734,000
Clinical and regulatory	1,172,000	1,121,000	2,304,000	2,222,000
Sales and marketing	6,490,000	6,171,000	13,091,000	12,487,000
General and administrative	1,613,000	1,446,000	3,299,000	2,779,000
Amortization of purchased technology and intangibles	338,000	212,000	673,000	409,000
Total product costs and operating expenses	20,797,000	18,876,000	41,464,000	37,430,000

Operating earnings	3,940,000	3,395,000	7,067,000	6,125,000

Other earnings (expenses):
Interest earnings	–	4,000	–	8,000
Interest expense	(3,000)	(4,000)	(6,000)	(7,000)
Foreign exchange gain (loss)	(25,000)	87,000	(21,000)	126,000

Earnings before income taxes	3,912,000	3,482,000	7,040,000	6,252,000

Income tax expense	(1,528,000)	(1,323,000)	(2,748,000)	(2,382,000)
Net earnings	$2,384,000	$2,159,000	$4,292,000	$3,870,000

Net earnings per share – basic	$0.15	$0.13	$0.27	$0.23
Net earnings per share – diluted	$0.15	$0.13	$0.26	$0.23

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)

Net earnings	$2,384,000	$2,159,000	$4,292,000	$3,870,000

Other comprehensive earnings (loss) before tax:
Foreign currency translation adjustments	(257,000)	(21,000)	(181,000)	111,000

Income tax expense related to items of other comprehensive earnings	–	–	–	(43,000)
Other comprehensive earnings (loss), net of tax	(257,000)	(21,000)	(181,000)	68,000
Comprehensive earnings	$2,127,000	$2,138,000	$4,111,000	$3,938,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)
Operating activities
Net earnings	$4,292,000	$3,870,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,039,000	1,026,000
Amortization	673,000	409,000
Stock-based compensation	1,463,000	1,186,000
Deferred taxes, net	2,326,000	2,076,000
Change in fair value of contingent consideration	(96,000)	–
Change in allowance for doubtful accounts	10,000	45,000
Changes in operating assets and liabilities:
Accounts receivable	(1,613,000)	(413,000)
Inventories	239,000	(1,945,000)
Prepaid expenses	280,000	264,000
Accounts payable	216,000	440,000
Accrued compensation and expenses	(374,000)	(52,000)
Amortization of deferred license fees and other deferred revenue	(180,000)	(405,000)
Net cash provided by operating activities	8,275,000	6,501,000

Investing activities
Purchase of property and equipment	(1,782,000)	(1,146,000)
Cash paid for acquisition and license	(4,750,000)	(5,331,000)
Proceeds from the sale of property and equipment	8,000	–
Net cash used in investing activities	(6,524,000)	(6,477,000)

Financing activities
Repurchase of common shares	(5,402,000)	(2,548,000)
Proceeds from the exercise of stock options and sale of stock, net of expenses	889,000	721,000
Net cash used in financing activities	(4,513,000)	(1,827,000)
Decrease in cash and cash equivalents	(2,762,000)	(1,803,000)
Effect of exchange rate changes on cash and cash equivalents	(8,000)	(85,000)
Cash and cash equivalents at beginning of period	13,726,000	17,360,000
Cash and cash equivalents at end of period	$10,956,000	$15,472,000

Supplemental disclosure of cash flow
Cash paid for interest	$6,000	$6,000
Cash paid for taxes	$509,000	$263,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (“ASC”) 260-10-55, basic net earnings per share for the three and six months ended June 30, 2012 and 2011 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period.

Weighted average common shares outstanding for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Weighted average shares outstanding – basic	15,855,000	16,561,000	15,951,000	16,614,000
Weighted average shares outstanding – diluted	16,242,000	17,176,000	16,310,000	17,196,000

(3)	Revenue Recognition

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

Starting in January 2012, the Company began to generate revenue from selling a reprocessing service for ClosureFast® radiofrequency catheters.  In accordance with ASC 605-45, the Company recognizes this revenue gross, with the amount paid to the supplier of the reprocessing service reflected as cost of sales.

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

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	June 30, 2012	December 31, 2011
	(unaudited)

Raw materials	$6,862,000	$7,107,000
Work-in process	1,072,000	1,369,000
Finished goods	6,606,000	6,312,000
	$14,540,000	$14,788,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the six months ended June 30, 2012 are as follows:

	Goodwill	Acquired Intangibles
	(unaudited)
Balance at December 31, 2011	$8,117,000	$7,948,000
Amortization	–	(673,000)
Purchased licenses & acquisitions	562,000	4,180,000
Foreign currency translation adjustments	(96,000)	(64,000)
Balance at June 30, 2012	$8,583,000	$11,391,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $115,000 and $120,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At June 30, 2012 and December 31, 2011, the sales and return allowance was $45,000 and $30,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $160,000 and $150,000 at June 30, 2012 and December 31, 2011, respectively.

(7)	Concentrations of Credit and Other Risks

In the United States the Company sells its products and services directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either June 30, 2012 or December 31, 2011.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for both of the six month periods ended June 30, 2012 and 2011 was 84% in the United States and 16% in international markets, respectively.  No single customer represented greater than 10% of the total net revenue for the three and six months ended June 30, 2012 and 2011.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

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

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to the Company’s Vari-Lase products, and in particular the use of the Vari-Lase® Short Kit for the treatment of perforator veins.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through June 30, 2012 of approximately $432,000 (0.1% of the Company’s total U.S. sales) and has not been the subject of any reported serious adverse clinical event.  The Company is fully complying with this inquiry.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

King Agreements

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply Agreement and a Thrombin-JMI Supply Agreement (See Note 8).  King was acquired by Pfizer, Inc. on February 28, 2011.  Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad®, Thrombi-Gel® and Thrombi-Paste® to King in exchange for a one-time license fee of $6,000,000.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for two separate $1,000,000 milestone payments; one upon the first commercial sale of Thrombi-Gel (which was received on May 31, 2007), and one upon the first commercial sale of Thrombi-Paste (which has not been received and is not expected to be received).  The Company was amortizing the $6,000,000 license fee on a straight-line basis over 10 years.  The Company was amortizing the $1,000,000 milestone payment that was received on May 31, 2007 over the remaining 10-year license period.

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

On July 6, 2011, King notified the Company that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision to not proceed, the Company is not required to make either of the $2,500,000 payments to King, and instead the Company recognized revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Amortization of the deferred revenue is $51,000 per quarter for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical use indication of the Thrombi-Gel and Thrombi-Pad® products.  The unamortized license fee was $917,000 and $1,019,000 at June 30, 2012 and December 31, 2011, respectively.  The amortization of license fee was $102,000 and $353,000 for the six months ended June 30, 2012 and 2011, respectively.

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

The agreement also includes provisions requiring the Company to pay Nicolai GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term.  The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai GmbH.  The unamortized license fee was $109,000 and $182,000 at June 30, 2012 and December 31, 2011, respectively.  The amortization of license fee was $73,000 and $72,000 for the six months ended June 30, 2012 and 2011, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

Radius Medical Technologies, Inc. Contingent Consideration

On October 20, 2010, the Company acquired the assets related to the snare and retrieval product line business from Radius Medical Technologies, Inc. and Radius Medical, LLC (collectively, “Radius”).  Under the terms of the agreement the Company paid Radius a total of $6,449,000, consisting of $5,000,000 paid in cash at October 20, 2010 and $1,449,000 which was paid on June 9, 2011 upon the successful completion of the transfer of the manufacturing processes from Radius to the Company along with all fixed assets and inventory.  In addition, Radius is entitled to receive an annual cash contingent consideration payment based on 25% of the net sales of the acquired products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  The range of possible contingent consideration payments is from $-0- if no sales are made in excess of the thresholds, to an undeterminable amount as the agreement does not contain a cap on the payment amounts.  In accordance with ASC 805, a reduction of $96,000 and $586,000 in the liability amount was recorded at March 31, 2012 and September 30, 2011, respectively, and recognized as a gain in operating expenses within the general and administrative expenses.  At June 30, 2012 and December 31, 2011, the Company has recorded a liability for these contingent consideration payments in the amount of $214,000 and $310,000, respectively.

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

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying annual lease expense times six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments.  The covenant is computed quarterly based on a rolling 12-month period.  The Company was in compliance with the covenant as of June 30, 2012.

As of June 30, 2012, the Company had no outstanding balance against the revolving credit agreement.  Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of June 30, 2012.

(11)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the six month periods ended June 30, 2012 and 2011, the Company recorded a provision for taxes of $2,748,000 and $2,382,000 on earnings before tax of $7,040,000 and $6,252,000, resulting in an effective income tax rate of 39% and 38%, respectively.  The difference between the effective tax rates of 39% and 38% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.

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

The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has recorded an unrecognized tax benefit of $1,020,000 as of June 30, 2012 and December 31, 2011.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  For the six months ended June 30, 2012, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  Remaining open tax years at June 30, 2012 are 2009 through 2011.

(12)	Business Combinations and Asset Acquisitions

Accumed Systems, Inc.

On June 11, 2012, the Company acquired the assets related to the AccumedTM wrist positioning splint business from Accumed Systems, Inc. (“Accumed”).  Under the terms of the agreement, the Company paid Accumed a total of $1,500,000 at closing and no additional payments are required to be made.  The Accumed wrist positioning splint product consists of a plastic molded brace that simplifies arterial access by holding the wrist and forearm in an appropriate, comfortable position.  This acquisition provides the Company with an additional product that is sold directly into the Company’s existing customer base to generate incremental revenue.

The Company accounted for the transaction as a business combination in the second quarter of 2012.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price was allocated as follows:

Inventory and equipment	$8,000
Purchased technology	740,000
Other intangibles	190,000
Goodwill	562,000
$1,500,000

The purchased technology and other intangible assets have an estimated useful life of 9 - 10 years.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

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

The Company has accounted for the transaction as a non-business license acquisition in the first quarter of 2012.   In accordance with ASC 805, the purchase price was assigned to a license intangible asset equivalent to the cash amount paid on January 6, 2012, and is being amortized over a period of 10 years.  No goodwill was recognized as part of the transaction.

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

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of Accumed and Zerusa as if the acquisitions had occurred at the beginning of each of the periods presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$24,830,000	$22,349,000	$48,717,000	$43,758,000
Net earnings	2,360,000	2,114,000	4,247,000	3,755,000
Net earnings per share
Basic	$0.15	$0.13	$0.27	$0.23
Diluted	$0.15	$0.12	$0.26	$0.22

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and income taxes to reflect the Company’s effective tax rate for the periods presented.

(13)	Products and Services

Our broad offering of products is divided into three product categories:

●
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

●
Hemostat (blood clotting) products, principally consisting of the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets; and

●
Vein products and services, principally consisting of the Vari-Lase® endovenous laser, a laser console and procedure kit used for the treatment of varicose veins, and a reprocessing service for radiofrequency vein ablation catheters.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements-Continued

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Six Months Ended June 30,
	2012		2011
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$30,320,000	16%	$26,096,000	36%
Hemostat products	11,669,000	(1%)	11,797,000	(6%)
Vein products	6,367,000	22%	5,237,000	(2%)
Total product revenue	48,356,000	12%	43,130,000	16%
License and collaboration	175,000	(59%)	425,000	(26%)
Total revenue	$48,531,000	11%	$43,555,000	16%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

             Our product portfolio includes a broad spectrum of over 60 products consisting of over 600 stock keeping units (SKUs) covering a wide array of devices used in vascular procedures.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three product categories – catheter products, hemostat products and vein products – based on similarities in the products.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also in new product development and additional regulatory approvals.  A significant portion of our net sales growth historically has been, and we expect to continue to be, attributable to new and enhanced products.

The interventional medical device industry is characterized by intense competition, rapidly-evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

●
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

●
Successfully integrating acquired products into our existing operations.  The acquisition of products and services complementary to our existing product portfolio and customer call point provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.  In June 2012, we acquired the AccumedTM wrist positioning splint business from Accumed Systems, Inc. (Accumed) (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  In December 2011, we acquired exclusive 5-year rights to sell reprocessing services for the radiofrequency vein ablation catheters in the United States from Northeast Scientific, Inc. (NES) (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  In January 2011, we acquired the Guardian® hemostasis valve products from Zerusa Limited (Zerusa) (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q) and have established a subsidiary in the Republic of Ireland to continue the manufacturing of the products.  In October 2010, we acquired the snare and retrieval products from Radius Medical Technologies, Inc. (Radius) and integrated those products into our operations.  In April 2010 we acquired the SmartNeedle® and pdACCESS needle access products from Escalon Vascular Access, Inc. (Escalon) and integrated those products into our operations.

●
Managing intellectual property.  The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas.  To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue.  While we are not currently involved in any material intellectual property litigation, we have been so in the recent past (See “Legal Proceedings” In Item 3 of Part I of our Form 10-K for the year ended December 31, 2011).  Managing intellectual property assets and claims is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Product revenue	100%	99%	100%	99%
License revenue	-	1%	-	1%
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	34%	33%	34%
Research and development	12%	11%	12%	11%
Clinical and regulatory	5%	5%	5%	5%
Sales and marketing	26%	28%	27%	29%
General and administrative	7%	6%	7%	6%
Amortization of purchased technology and intangibles	1%	1%	1%	1%
Total product costs and operating expenses	84%	85%	85%	86%
Operating earnings	16%	15%	15%	14%
Other earnings and expenses, net	-	1%	-	-
Earnings before income taxes .	16%	16%	15%	14%
Income taxes	6%	6%	6%	5%
Net earnings	10%	10%	9%	9%

Three and six months ended June 30, 2012, compared to three and six months ended June 30, 2011

Net revenue increased 11% to $24,737,000 for the quarter ended June 30, 2012 from $22,271,000 for the quarter ended June 30, 2011.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	8%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2011	5%
Product and service pricing	(2%)
11%

Approximately 84% and 83% of our net revenue was earned in the United States and 16% and 17% of our net revenue was earned in international markets for the three months ended June 30, 2012 and June 30, 2011, respectively.

Net revenue increased 11% to $48,531,000 for the six months ended June 30, 2012 from $43,555,000 for the six months ended June 30, 2011.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	9%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2011	4%
Product and service pricing	(2%)
11%

Approximately 84% of our net revenue was earned in the United States and 16% of our net revenue was earned in international markets for each of the six month periods ended June 30, 2012 and June 30, 2011.

We recognized $87,000 and $212,000 of licensing revenue during the three month periods ending June 30, 2012 and 2011, respectively, and $175,000 and $425,000 of licensing revenue during the six month periods ending June 30, 2012 and 2011, respectively, as the result of our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai.  The decline in the amount of licensing revenue recognized is due to King terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision not to proceed, we recognized revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.

  Gross margin increased to 66.7% for the quarter ended June 30, 2012, compared to 66.0% for the quarter ended June 30, 2011.  The increase in gross margin primarily resulted from our acquisition of the intellectual property related to our Pronto® extraction catheters in January 2012, which eliminated the royalties paid on sales of the product after December 31, 2011 (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  We expect gross margins to be in the range of 66.5% to 67.5% for the remainder of 2012, subject to variations in our selling mix between U.S. and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry.  Gross margin increased to 66.9% for the six months ended June 30, 2012, compared to 66.0% for the six months ended June 30, 2011.

Research and development expense for the second quarter of 2012 totaled $2,953,000, or 12% of revenue, compared to $2,355,000, or 11% of revenue, for the second quarter of 2011.  Research and development expense for the six month period ending June 30, 2012 totaled $6,028,000, or 12% of revenue, compared to $4,734,000, or 11% of revenue, for the six month period ending June 30, 2011.  Research and development expenses have increased as we have hired additional employees to improve the through-put of our new product development projects.  We expect our continuing research and development expenses to be approximately 11% to 12% of revenue for the remainder of 2012.

Clinical and regulatory expense for the second quarter of 2012 totaled $1,172,000, or 5% of revenue, compared to $1,121,000, or 5% of revenue, for the second quarter of 2011.  Clinical and regulatory expense for the six month period ending June 30, 2012 totaled $2,304,000, or 5% of revenue, compared to $2,222,000, or 5% of revenue, for the six month period ending June 30, 2011.  Clinical and regulatory expenses have remained relatively constant as a percentage of revenue compared to the three and six month periods ending June 30, 2011.  We expect clinical and regulatory expenses to continue to be approximately 5% of revenue for the remainder of 2012.

Sales and marketing expense for the second quarter of 2012 totaled $6,490,000, or 26% of revenue, compared to $6,171,000, or 28% of revenue, for the second quarter of 2011.  Sales and marketing expense for the six month period ending June 30, 2012 totaled $13,091,000, or 27% of revenue, compared to $12,487,000, or 29% of revenue, for the six month period ending June 30, 2011.  The decline in sales and marketing expenses as a percentage of revenue primarily resulted from maintaining our direct U.S. sales force at approximately 89 full-time employees while continuing to grow revenue.  We expect to maintain the same relative size of our direct U.S. sales force for the remainder of 2012.  We expect our sales and marketing expenses as a percentage of revenue to decline to approximately 25% in the fourth quarter of 2012.

General and administrative expense for the second quarter of 2012 totaled $1,613,000, or 7% of revenue, compared to $1,446,000, or 6% of revenue, for the second quarter of 2011.  General and administrative expense for the six month period ending June 30, 2012 totaled $3,299,000, or 7% of revenue, compared to $2,779,000, or 6% of revenue, for the six month period ending June 30, 2011.  General and administrative expenses have increased in the first six months of 2012 as a result of $230,000 of legal expenses incurred during this period responding to the subpoena issued by the U.S. Attorney’s office in June 2011 (See Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  We expect our general and administrative expenses to continue to be approximately 6% to 7% of revenue for the remainder of 2012.

Amortization of purchased technology and other intangibles was $338,000 and $212,000 for the three months ended June 30, 2012 and 2011, respectively.  Amortization of purchased technology and other intangibles was $673,000 and $409,000 for the six months ended June 30, 2012 and 2011, respectively.  The amortization resulted from our purchase of the Escalon SMARTNEEDLE and pdACCESS products in April 2010; the Radius snare products in October 2010; the Zerusa Guardian hemostasis valves in January 2011; the reprocessing license in December 2011; the Pronto license in January 2012; and the Accumed wrist positioning splint business in June 2012.  In connection with the purchase of these assets, we allocated a total of $13,300,000 to purchased technology and other intangibles that is being amortized over various periods from 5 – 11 years.  For a complete discussion of the recent acquisitions, see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.  We expect amortization expense to be approximately $360,000 per quarter for the remainder of 2012.

Income tax expense was $1,528,000 and $2,748,000 for the three and six month periods ending June 30, 2012, respectively, on earnings before tax of $3,912,000 and $7,040,000, respectively, resulting in an effective income tax rate of 39%.  The difference between the effective tax rate of 39% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.  For the three and six month periods ending June 30, 2011, income tax expense was $1,323,000 and $2,382,000, respectively, on earnings before tax of $3,482,000 and $6,252,000, respectively, resulting in an effective income tax rate of 38%.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $10,956,000 at June 30, 2012 compared to $13,726,000 in cash and cash equivalents at December 31, 2011, a decrease of $2,770,000.  The majority of our cash is maintained in our operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $8,275,000 of cash from operations for the six months ended June 30, 2012, primarily resulting from our earnings before taxes of $7,040,000 because virtually all of our income taxes are offset by our deferred tax assets.  In the six months ending June 30, 2012 we increased our accounts receivable by $1,613,000, which was in line with our revenue growth projections and expectations.  With continued emphasis on process improvement, we were able decrease our inventory levels by $239,000 for the six months ending June 30, 2012.  In addition, we incurred $3,175,000 of non-cash depreciation, amortization and stock compensation; and $180,000 of non-cash charges relating to the amortization of deferred license fees and other deferred revenue.

Cash used for investing activities.  We used $6,524,000 of cash in investing activities for the six months ended June 30, 2012, consisting of $3,250,000 of cash to purchase the intellectual property relating to our Pronto catheters, $1,500,000 of cash to purchase the assets relating to the Accumed wrist positioning splint business, and $1,782,000 of cash for capital expenditures relating to our purchase of additional manufacturing and research and development equipment.

Cash used in financing activities.  We used $4,513,000 of cash in financing activities for the six months ended June 30, 2012, consisting of $4,762,000 of cash to repurchase 425,135 common shares at an average price of $11.20 per share on the open market under our stock repurchase plan, and $640,000 of cash to repurchase 58,313 shares that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.  These purchases were offset by our receipt of $510,000 in exchange for the sale of common stock pursuant to our Employee Stock Purchase Plan and $379,000 upon the exercise of outstanding stock options.

We have a $10 million revolving line of credit with US Bank, which has a 12-month term, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest in all of our assets.  As of June 30, 2012, we were in compliance with the financial covenant under the line of credit and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $37.3 million at June 30, 2012 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous factors, including the amount of revenue from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2012.

Contractual Obligations

The following table summarizes our contractual cash commitments as of June 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$2,896,000	$894,000	$1,779,000	$223,000	$-
Total	$2,896,000	$894,000	$1,779,000	$223,000	$-

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

In the United States we sell our products and services directly to hospitals and clinics.  In international markets, we sell our products to independent distributors who, in turn, sell to hospitals.  Sales to independent distributors are denominated in United States dollars, with the exception of sales to Germany, where sales are denominated in Euros.  Sales to distributors out of our subsidiary in Ireland are denominated in Euros.

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

We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates.  Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR.  We thus would be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  As we had no amounts outstanding on the line of credit at June 30, 2012, we have no exposure to interest rate changes on this credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we will be exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $11,000 on an annual basis.

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

        During the fiscal quarter ended June 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2012	100,507	(1)	$10.82	100,000	724,501
May 1 – 31, 2012	100,768		$11.68	100,768	623,733
June 1 – 30, 2012	49,685	(1)	$11.79	48,868	574,865

(1)  At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 507 shares of common stock in April, and 817 in June, all at the fair market value of the common stock on the day the employees’ awards vested, to satisfy income tax withholding obligations for those employees.

(2)  On February 1, 2012, we announced that our Board of Directors had approved a Common Stock Repurchase Plan (the “Repurchase Plan”), whereby we have the option to repurchase up to a maximum of 1,000,000 shares of our common stock on the open market at the current market price.  The Repurchase Plan expires on December 31, 2012.

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

VASCULAR SOLUTIONS, INC.

Date: July 24, 2012	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)