Form 10-Q
period 2012-09-30
VASCULAR SOLUTIONS INC
filed 2012-10-18
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant had 16,316,369 shares of common stock, $.01 par value per share, outstanding as of October 15, 2012.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$13,913,000	$13,726,000
Accounts receivable, net of reserves of $155,000 and $150,000 in 2012 and 2011, respectively	13,889,000	11,728,000
Inventories	13,738,000	14,788,000
Prepaid expenses	1,905,000	1,624,000
Current portion of deferred tax assets	5,500,000	5,500,000
Total current assets	48,945,000	47,366,000

Property and equipment, net	6,559,000	5,607,000
Goodwill	10,095,000	8,117,000
Intangible assets, net	12,426,000	7,948,000
Deferred tax assets, net of current portion and liabilities	3,811,000	7,445,000
Total assets	$81,836,000	$76,483,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,461,000	$2,843,000
Accrued compensation	3,813,000	3,430,000
Accrued expenses	1,832,000	1,406,000
Accrued royalties	274,000	560,000
Current portion of deferred revenue and contingent consideration	307,000	477,000
Total current liabilities	9,687,000	8,716,000

Long-term deferred revenue and contingent consideration, net of current portion	876,000	1,061,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 16,316,369 – 2012; 16,378,205 – 2011	163,000	164,000
Additional paid-in capital	81,724,000	83,962,000
Accumulated other comprehensive earnings	(257,000)	(204,000)
Accumulated deficit	(10,357,000)	(17,216,000)
Total shareholders’ equity	71,273,000	66,706,000
Total liabilities and shareholders’ equity	$81,836,000	$76,483,000

See accompanying notes.

Note:  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Revenue:
Product revenue	$24,465,000	$21,450,000	$72,821,000	$64,580,000
License revenue	87,000	2,854,000	262,000	3,279,000
Total revenue	24,552,000	24,304,000	73,083,000	67,859,000

Product costs and operating expenses:
Cost of goods sold	8,183,000	7,463,000	24,252,000	22,262,000
Research and development	2,936,000	2,808,000	8,964,000	7,541,000
Clinical and regulatory	1,022,000	1,104,000	3,326,000	3,327,000
Sales and marketing	6,188,000	5,831,000	19,279,000	18,318,000
General and administrative	1,714,000	881,000	5,013,000	3,660,000
Amortization of purchased technology and intangibles	359,000	212,000	1,032,000	621,000
Total product costs and operating expenses	20,402,000	18,299,000	61,866,000	55,729,000

Operating earnings	4,150,000	6,005,000	11,217,000	12,130,000

Other earnings (expenses):
Interest earnings	–	4,000	–	12,000
Interest expense	(3,000)	(3,000)	(10,000)	(10,000)
Foreign exchange gain (loss)	9,000	(9,000)	(11,000)	117,000

Earnings before income taxes	4,156,000	5,997,000	11,196,000	12,249,000

Income tax expense	(1,591,000)	(2,287,000)	(4,338,000)	(4,669,000)
Net earnings	$2,565,000	$3,710,000	$6,858,000	$7,580,000

Net earnings per share – basic	$0.16	$0.22	$0.43	$0.46
Net earnings per share – diluted	$0.16	$0.22	$0.42	$0.44

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net earnings	$2,565,000	$3,710,000	$6,858,000	$7,580,000
Other comprehensive earnings (loss), net of tax: Foreign currency translation adjustments	78,000	(221,000)	(53,000)	(110,000)
Comprehensive earnings	$2,643,000	$3,489,000	$6,805,000	$7,470,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2012	2011
	(unaudited)
Operating activities
Net earnings	$6,858,000	$7,580,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,578,000	1,563,000
Amortization	1,032,000	621,000
Stock-based compensation	2,221,000	1,792,000
Deferred taxes, net	3,634,000	4,161,000
Change in fair value of contingent consideration	(96,000)	(586,000)
Gain on the sale of property and equipment	(1,000)	–
Change in allowance for doubtful accounts	5,000	(15,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,168,000)	(377,000)
Inventories	1,062,000	(2,491,000)
Prepaid expenses	(282,000)	(28,000)
Accounts payable	621,000	875,000
Accrued compensation and expenses	(205,000)	15,000
Amortization of deferred license fees and other deferred revenue	(259,000)	(3,260,000)
Net cash provided by operating activities	14,000,000	9,850,000

Investing activities
Purchase of property and equipment	(2,370,000)	(1,742,000)
Cash paid for acquisitions and license	(7,000,000)	(5,721,000)
Proceeds from the sale of property and equipment	10,000	–
Net cash used in investing activities	(9,360,000)	(7,463,000)

Financing activities
Repurchase of common shares	(5,413,000)	(2,606,000)
Proceeds from the exercise of stock options and sale of stock, net of expenses	954,000	801,000
Net cash used in financing activities	(4,459,000)	(1,805,000)
Increase in cash and cash equivalents	181,000	582,000
Effect of exchange rate changes on cash and cash equivalents	6,000	(95,000)
Cash and cash equivalents at beginning of period	13,726,000	17,360,000
Cash and cash equivalents at end of period	$13,913,000	$17,847,000

Supplemental disclosure of cash flow
Cash paid for interest	$10,000	$9,000
Cash paid for taxes	$751,000	$462,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (“ASC”) 260-10-55, basic net earnings per share for the three and nine months ended September 30, 2012 and 2011 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable relating to outstanding restricted stock, and upon the exercise of stock options and awards that were outstanding during the period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Weighted average shares outstanding – basic	15,885,000	16,643,000	15,960,000	16,654,000
Weighted average shares outstanding – diluted	16,389,000	17,239,000	16,341,000	17,223,000

(3)	Revenue Recognition

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

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

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	September 30, 2012	December 31, 2011
	(unaudited)

Raw materials	$6,725,000	$7,107,000
Work-in process	823,000	1,369,000
Finished goods	6,190,000	6,312,000
	$13,738,000	$14,788,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the nine months ended September 30, 2012 are as follows:

	Goodwill	Acquired Intangibles
	(unaudited)

Balance at December 31, 2011	$8,117,000	$7,948,000
Amortization	–	(1,032,000)
Purchased licenses & acquisitions	2,006,000	5,530,000
Foreign currency translation adjustments	(28,000)	(20,000)
Balance at September 30, 2012	$10,095,000	$12,426,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At both September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was $120,000.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At September 30, 2012 and December 31, 2011, the sales and return allowance was $35,000 and $30,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $155,000 and $150,000 at September 30, 2012 and December 31, 2011, respectively.

(7)	Concentrations of Credit and Other Risks

In the United States the Company sells its products and services directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either September 30, 2012 or December 31, 2011.  There have been no material losses on customer receivables.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

Revenue by geographic destination as a percentage of total net revenue for both of the nine month periods ended September 30, 2012 and 2011 was 84% in the United States and 16% in international markets, respectively.  No single customer represented greater than 10% of the total net revenue for the three and nine months ended September 30, 2012 and 2011.

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

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to the Company’s Vari-Lase products, and in particular the use of the Vari-Lase® Short Kit for the treatment of perforator veins.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through September 30, 2012 of approximately $432,000 (0.1% of the Company’s total U.S. sales) and has not been the subject of any reported serious adverse clinical event.  On August 14, 2012, the U.S. District Court for the Western District of Texas unsealed a qui tam complaint that had been filed on November 19, 2010 by Desalle Bui, a former sales employee of the Company, which is the basis for the U.S. Attorney’s investigation, to which the federal government, after three extensions of time, has elected to intervene.  The complaint contains allegations of off-label promotion of Vari-Lase products for the treatment of perforator veins, re-use of single-use Vari-Lase products and Company-provided kickbacks to physicians, resulting in alleged damages to the government of approximately $20 million.  The Company believes the allegations are factually inaccurate and without merit, and therefore the Company intends to both fully comply with the U.S. Attorney’s investigation and defend the litigation.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

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

On July 6, 2011, King notified the Company that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision to not proceed, the Company is not required to make either of the $2,500,000 payments to King, and instead the Company recognized revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Amortization of the deferred revenue is $51,000 per quarter for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical use indication of the Thrombi-Gel and Thrombi-Pad® products.  The unamortized license fee was $866,000 and $1,019,000 at September 30, 2012 and December 31, 2011, respectively.  The amortization of license fee was $153,000 and $3,171,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

The agreement also includes provisions requiring the Company to pay Nicolai GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term.  The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai GmbH.  The unamortized license fee was $73,000 and $182,000 at September 30, 2012 and December 31, 2011, respectively.  The amortization of license fee was $109,000 and $108,000 for the nine months ended September 30, 2012 and 2011, respectively.

Radius Medical Technologies, Inc. Contingent Consideration

On October 20, 2010, the Company acquired the assets related to the snare and retrieval product line business from Radius Medical Technologies, Inc. and Radius Medical, LLC (collectively, “Radius”).  Under the terms of the agreement the Company paid Radius a total of $6,449,000, consisting of $5,000,000 paid in cash at October 20, 2010 and $1,449,000 which was paid on June 9, 2011 upon the successful completion of the transfer of the manufacturing processes from Radius to the Company along with all fixed assets and inventory.  In addition, Radius is entitled to receive an annual cash contingent consideration payment based on 25% of the net sales of the acquired products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  The range of possible contingent consideration payments is from $-0- if no sales are made in excess of the thresholds, to an undeterminable amount as the agreement does not contain a cap on the payment amounts.  In accordance with ASC 805, a reduction of $96,000 and $586,000 in the liability amount was recorded at March 31, 2012 and September 30, 2011, respectively, and recognized as a gain in operating expenses within the general and administrative expenses.  At September 30, 2012 and December 31, 2011, the Company has recorded a liability for these contingent consideration payments in the amount of $214,000 and $310,000, respectively.

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

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying annual lease expense times six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments.  The covenant is computed quarterly based on a rolling 12-month period.  The Company was in compliance with the covenant as of September 30, 2012.

As of September 30, 2012, the Company had no outstanding balance against the revolving credit agreement.  Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of September 30, 2012.

 VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the nine month periods ended September 30, 2012 and 2011, the Company recorded a provision for taxes of $4,338,000 and $4,669,000 on earnings before tax of $11,196,000 and $12,249,000, resulting in an effective income tax rate of 39%, respectively.  The difference between the effective tax rate of 39% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  The Company considers projected future taxable earnings and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.

The Company adopted accounting provisions that now form part of ASC 740, Income Taxes, and which clarify the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has recorded an unrecognized tax benefit of $1,020,000 as of September 30, 2012 and December 31, 2011.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  For the nine months ended September 30, 2012, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  Remaining open tax years at September 30, 2012 are 2009 through 2011.

(12)	Business Combinations and Asset Acquisitions

St. Jude Medical, Cardiology Division, Inc.

On August 16, 2012, the Company acquired the assets related to the Venture® Wire Control Catheter business from St. Jude Medical, Cardiology Division, Inc. (“St. Jude”).  Under the terms of the agreement, the Company agreed to pay St. Jude a total of $3,000,000, consisting of $2,250,000 paid in cash at August 16, 2012 and $750,000 payable in cash upon the successful completion of the transfer of the manufacturing processes from St. Jude to the Company.  The Venture Wire Control Catheter is used as a deflectable tip catheter for steering an .014 inch guidewire via the arterial system to the coronary or peripheral vasculature.  This acquisition provides the Company with additional products that are sold directly into the Company’s existing customer base to generate incremental revenue.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

The Company accounted for the transaction as a business combination in the third quarter of 2012.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price was allocated as follows:

Inventory and equipment	$206,000
Purchased technology	850,000
Other intangibles	500,000
Goodwill	1,444,000
$3,000,000

The purchased technology and other intangible assets have an estimated useful life of 9 - 10 years.  The Company will start amortizing the intangible assets once the Company starts selling the products, currently estimated to start during the second quarter of 2013.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of St. Jude, Accumed and Zerusa as if the acquisitions had occurred at the beginning of each of the periods presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$24,615,000	$25,132,000	$73,710,000	$70,410,000
Net earnings	2,527,000	3,601,000	6,694,000	7,307,000
Net earnings per share
Basic	$0.16	$0.22	$0.42	$0.44
Diluted	$0.15	$0.21	$0.41	$0.42

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Nine Months Ended September 30,
	2012		2011
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$45,621,000	16%	$39,344,000	31%
Hemostat products	17,236,000	(2%)	17,542,000	(6%)
Vein products	9,964,000	29%	7,694,000	(5%)
Total product revenue	72,821,000	13%	64,580,000	14%
License and collaboration	262,000	(92%)	3,279,000	304%
Total revenue	$73,083,000	8%	$67,859,000	18%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

             Our product portfolio includes a broad spectrum of over 70 products and services consisting of over 600 stock keeping units (SKUs) covering a wide array of devices used in vascular procedures.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three product categories – catheter products, hemostat products and vein products – based on similarities in the products.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also in new product development and additional regulatory approvals.  A significant portion of our net sales growth historically has been, and we expect to continue to be, attributable to new and enhanced products.

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

•
Successfully integrating acquired products into our existing operations.  The acquisition of products and services complementary to our existing product portfolio and customer call point provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.  In August 2012, we acquired the Venture® Wire Control Catheter (Venture) from St. Jude Medical, Cardiology Division, Inc. (“St. Jude”) (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  In June 2012, we acquired the AccumedTM wrist positioning splint business from Accumed Systems, Inc. (Accumed) (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  In December 2011, we acquired exclusive 5-year rights to sell reprocessing services for the radiofrequency vein ablation catheters in the United States from Northeast Scientific, Inc. (NES) (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  In January 2011, we acquired the Guardian® hemostasis valve products from Zerusa Limited (Zerusa) (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q) and have established a subsidiary in the Republic of Ireland to continue the manufacturing of the products.  In October 2010, we acquired the snare and retrieval products from Radius Medical Technologies, Inc. (Radius) and integrated those products into our operations.  In April 2010 we acquired the SmartNeedle® and pdACCESS needle access products from Escalon Vascular Access, Inc. (Escalon) and integrated those products into our operations.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product revenue	100%	88%	100%	95%
License revenue	-	12%	-	5%
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	31%	33%	33%
Research and development	12%	11%	12%	11%
Clinical and regulatory	4%	4%	5%	5%
Sales and marketing	25%	24%	26%	27%
General and administrative	7%	4%	7%	5%
Amortization of purchased technology and intangibles	2%	1%	2%	1%
Total product costs and operating expenses	83%	75%	85%	82%
Operating earnings	17%	25%	15%	18%
Other earnings and expenses, net	-	-	-	-
Earnings before income taxes.	17%	25%	15%	18%
Income taxes	7%	10%	6%	7%
Net earnings	10%	15%	9%	11%

Three and nine months ended September 30, 2012, compared to three and nine months ended September 30, 2011

Net revenue increased 1% to $24,552,000 for the quarter ended September 30, 2012 from $24,304,000 for the quarter ended September 30, 2011.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	10%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2011	6%
Product and service pricing	(3%)
Decline in licensing revenue	(12%)
1%

Approximately 84% of our net revenue was earned in the United States and 16% of our net revenue was earned in international markets for each of the three month periods ended September 30, 2012 and September 30, 2011.

Net revenue increased 8% to $73,038,000 for the nine months ended September 30, 2012 from $67,859,000 for the nine months ended September 30, 2011.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	11%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2011	4%
Product and service pricing	(2%)
Decline in licensing revenue	(5%)
8%

Approximately 84% of our net revenue was earned in the United States and 16% of our net revenue was earned in international markets for each of the nine month periods ended September 30, 2012 and September 30, 2011.

We recognized $87,000 and $2,854,000 of licensing revenue during the three month periods ending September 30, 2012 and 2011, respectively, and $262,000 and $3,279,000 of licensing revenue during the nine month periods ending September 30, 2012 and 2011, respectively, due to our License and Device Supply Agreements with King and our distribution agreement with Nicolai.  The decline in the amount of licensing revenue recognized in 2012 is due to King terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products in 2011.  As a result of King making the decision not to proceed, we recognized revenue of $2,762,000 in the third quarter of 2011 which represented the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.

Gross margin decreased to 66.7% for the quarter ended September 30, 2012, compared to 69.3% for the quarter ended September 30, 2011.  The decrease in gross margin is the result of the additional license revenue recognized in the third quarter of 2011, as discussed above.  Product only gross margins increased to 66.6% for the quarter ended September 30, 2012, compared to 65.2% for the quarter ended September 30, 2011.  The increase in product only gross margin primarily resulted from our acquisition of the intellectual property related to our Pronto® extraction catheters in January 2012, which eliminated the royalties paid on sales of the product after December 31, 2011 (see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  We expect gross margins to be in the range of 66.5% to 67.0% for the fourth quarter of 2012, subject to variations in our selling mix between U.S. and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry.  Gross margin decreased to 66.8% for the nine months ended September 30, 2012, compared to 67.2% for the nine months ended September 30, 2011.  Product only gross margins increased to 66.7% for the nine months ended September 30, 2012, compared to 65.5% for the nine months ended September 30, 2011.

Research and development expense for the third quarter of 2012 totaled $2,936,000, or 12% of revenue, compared to $2,808,000, or 11% of revenue, for the third quarter of 2011.  Research and development expense for the nine month period ending September 30, 2012 totaled $8,964,000, or 12% of revenue, compared to $7,541,000, or 11% of revenue, for the nine month period ending September 30, 2011.  Research and development expenses have increased as we have hired additional employees to improve the through-put of our new product development projects.  We expect our continuing research and development expenses to be approximately 11% to 12% of revenue in the fourth quarter of 2012.

Clinical and regulatory expense for the third quarter of 2012 totaled $1,022,000, or 4% of revenue, compared to $1,104,000, or 4% of revenue, for the third quarter of 2011.  Clinical and regulatory expense for the nine month period ending September 30, 2012 totaled $3,326,000, or 5% of revenue, compared to $3,327,000, or 5% of revenue, for the nine month period ending September 30, 2011.  Clinical and regulatory expenses have remained relatively constant on a dollar basis and as a percentage of revenue compared to the three and nine month periods ending September 30, 2011.  We expect clinical and regulatory expenses to continue to be approximately 4% of revenue in the fourth quarter of 2012.

Sales and marketing expense for the third quarter of 2012 totaled $6,188,000, or 25% of revenue, compared to $5,831,000, or 24% of revenue, for the third quarter of 2011.  Sales and marketing expense for the nine month period ending September 30, 2012 totaled $19,279,000, or 26% of revenue, compared to $18,318,000, or 27% of revenue, for the nine month period ending September 30, 2011.  The increase in sales and marketing expenses as a percentage of revenue for the third quarter of 2012 was due to the fact no commissions were paid on the additional $2,762,000 of license revenue recognized in the third quarter of 2011.  Sales and marketing expense has decreased as a percentage of revenue for the nine months ended September 30, 2012 primarily as a result of maintaining our direct U.S. sales force at approximately 91 full-time employees while continuing to grow revenue.  We expect to maintain the same relative size of our direct U.S. sales force for the remainder of 2012.  We expect our sales and marketing expenses to continue to be approximately 25% of revenue in the fourth quarter of 2012.

General and administrative expense for the third quarter of 2012 totaled $1,714,000, or 7% of revenue, compared to $881,000, or 4% of revenue, for the third quarter of 2011.  General and administrative expense for the nine month period ending September 30, 2012 totaled $5,013,000, or 7% of revenue, compared to $3,660,000, or 5% of revenue, for the nine month period ending September 30, 2011.  General and administrative expenses have increased in the first nine months of 2012 because in accordance with accounting rules (ASC 805), we recognized an adjustment of $586,000 to the Radius earn-out on September 30, 2011 which reduced general and administrative expenses by a corresponding amount.  The Radius earn-out liability was created as part of the Radius acquisition and we continue to assess the liability balance and make any necessary adjustments as conditions warrant.  In addition, for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011, we have incurred an additional $197,000 of legal expenses responding to the subpoena issued by the U.S. Attorney’s office in June 2011 (See Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  We expect our general and administrative expenses to continue to be approximately 6% to 7% of revenue in the fourth quarter of 2012.

Amortization of purchased technology and other intangibles was $359,000 and $212,000 for the three months ended September 30, 2012 and 2011, respectively.  Amortization of purchased technology and other intangibles was $1,032,000 and $621,000 for the nine months ended September 30, 2012 and 2011, respectively.  The amortization resulted from our purchase of the Escalon SMARTNEEDLE and pdACCESS products in April 2010; the Radius snare products in October 2010; the Zerusa Guardian hemostasis valves in January 2011; the reprocessing license in December 2011; the Pronto license in January 2012; and the Accumed wrist positioning splint business in June 2012.  In connection with the purchase of these assets, we allocated a total of $13,300,000 to purchased technology and other intangibles that is being amortized over various periods ranging from 5 – 11 years.  For a complete discussion of the recent acquisitions, see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.  We expect amortization expense to be approximately $360,000 in the fourth quarter of 2012.

Income tax expense was $1,591,000 and $4,338,000 for the three and nine month periods ending September 30, 2012, respectively, on earnings before tax of $4,156,000 and $11,196,000, respectively, resulting in an effective income tax rate of 39%.  The difference between the effective tax rate of 39% and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state income taxes.  For the three and nine month periods ending September 30, 2011, income tax expense was $2,287,000 and $4,669,000, respectively, on earnings before tax of $5,997,000 and $12,249,000, respectively, resulting in an effective income tax rate of 39%.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $13,913,000 at September 30, 2012 compared to $13,726,000 in cash and cash equivalents at December 31, 2011, an increase of $187,000.  The majority of our cash is maintained in our operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $14,000,000 of cash from operations for the nine months ended September 30, 2012, primarily resulting from our earnings before taxes of $11,196,000 because virtually all of our income taxes are offset by our deferred tax assets.  In the nine months ending September 30, 2012 we increased our accounts receivable by $2,168,000, which was in line with our revenue growth projections and expectations.  With continued emphasis on process improvement, we were able to reduce our inventory levels by $1,062,000, while continuing to grow revenue for the nine months ending September 30, 2012.  In addition, we incurred $4,831,000 of non-cash depreciation, amortization and stock compensation; and $259,000 of non-cash charges relating to the amortization of deferred license fees and other deferred revenue.

Cash used for investing activities.  We used $9,360,000 of cash in investing activities for the nine months ended September 30, 2012, consisting of $3,250,000 of cash to purchase the intellectual property relating to our Pronto catheters, $1,500,000 of cash to purchase the assets relating to the Accumed wrist positioning splint business, $2,250,000 of cash used to purchase the Venture catheter business and $2,370,000 of cash for capital expenditures relating to our purchase of additional manufacturing and research and development equipment.

Cash used in financing activities.  We used $4,459,000 of cash in financing activities for the nine months ended September 30, 2012, consisting of $4,762,000 of cash to repurchase 425,135 common shares at an average price of $11.20 per share on the open market under our stock repurchase plan, and $651,000 of cash to repurchase 59,106 shares that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.  These purchases were offset by our receipt of $510,000 in exchange for the sale of common stock pursuant to our Employee Stock Purchase Plan and $444,000 upon the exercise of outstanding stock options.

We have a $10 million revolving line of credit with US Bank, which has a 12-month term, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest in all of our assets.  As of September 30, 2012, we were in compliance with the financial covenant under the line of credit and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $39.3 million at September 30, 2012 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous factors, including the amount of revenue from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2012.

Contractual Obligations

The following table summarizes our contractual cash commitments as of September 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$2,679,000	$975,000	$1,704,000	$-	$-
Total	$2,679,000	$975,000	$1,704,000	$-	$-

Not included in the table above are the expected payments for contingent consideration related to our acquisition of the Radius snare products in October 2010.  These contingent consideration payments are in the amount of 25% of the net sales of the snare and retrieval products which exceed $2.5 million and $3.0 million for the calendar years ending December 31, 2012 and 2013, respectively.  In addition, not included in the table above is the $750,000 payable in cash upon the successful completion of the transfer of the manufacturing processes from St. Jude relating to the Venture.  These amounts were not included in the table above due to our inability to predict the amount and timing of the cash portion of the payments (See Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $52,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros with our subsidiary in Ireland and our German distributor Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates.  Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR.  We thus would be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  As we had no amounts outstanding on the line of credit at September 30, 2012, we have no exposure to interest rate changes on this credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we will be exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $14,000 on an annual basis.

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

        During the fiscal quarter ended September 30, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – 31, 2012	793	(1)	$13.48	-	574,865
August 1 – 31, 2012	-		-	-	574,865
September 1 – 30, 2012	-		-	-	574,865

(1)  At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 793 shares of common stock in July, all at the fair market value of the common stock on the day the employees’ awards vested, to satisfy income tax withholding obligations for those employees.

(2)  On February 1, 2012, we announced that our Board of Directors had approved a Common Stock Repurchase Plan (the “Repurchase Plan”), whereby we have the option to repurchase up to a maximum of 1,000,000 shares of our common stock on the open market at the current market price.  The Repurchase Plan expires on December 31, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

 None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Amended and Restated Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 of Vascular Solutions’ Form 8-K dated October 19, 2007).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.1	Asset Purchase Agreement dated August 16, 2012 by and between Vascular Solutions, Inc. and St. Jude Medical, Cardiology Division, Inc.
10.2	Vascular Solutions, Inc. Amended and Restated Stock Option and Stock Award Plan, as amended through July 27, 2012.
10.3	Vascular Solutions, Inc. Restricted Stock Award Program for Non-Employee Directors.

10.4	Form of Restricted Stock Award Agreement for Non-Employee Directors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.

Date: October 18, 2012	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and Chief Financial Officer
(principal financial officer)

By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)