Form 10-K
period 2012-12-31
VASCULAR SOLUTIONS INC
filed 2013-02-05
CIK 1030206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission file number: 0-27605

VASCULAR SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1859679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6464 Sycamore Court North
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2012 was $193,491,786.

As of February 1, 2013, the number of shares outstanding of the registrant’s common stock was 16,502,929.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be held on May 3, 2013 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

Vascular Solutions, Inc. (we, us or Vascular) is focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists worldwide.   As a vertically-integrated medical device company, we generate ideas, create new minimally invasive medical devices, and then deliver these products and related services to physicians through our direct domestic sales force and our international distribution network.  The innovative products and services we offer are divided into three categories:

•
Catheter products, principally consisting of catheters used in minimally invasive medical procedures for the diagnosis or treatment of vascular conditions, such as the Pronto® extraction catheters used in treating acute myocardial infarction and the GuideLiner® catheter used to access discrete regions of the coronary anatomy, and also including products used in connection with gaining percutaneous access to the vasculature to perform minimally invasive procedures, such as micro-introducer kits;

•
Hemostat products, principally consisting of blood clotting products, such as the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets; and

•
Vein products and services, principally consisting of the Vari-Lase® endovenous laser, a laser console and procedure kit used for the treatment of varicose veins, and a reprocessing service for radiofrequency vein ablation catheters.

 During 2012, 63% of our product and service sales were derived from catheter products, 23% from hemostat products, and 14% from vein products and services. Approximately 84% of our 2012 product and service sales were generated in the United States through our direct sales force and approximately 16% of our sales were through our network of independent distributors outside the United States.

History

We were incorporated in the state of Minnesota in December 1996, and began operations in February 1997.  In 2000 we received FDA clearance for our first product, the Duett™ sealing device, which is used to seal the puncture site following catheterization procedures.  We completed our initial public offering in 2000 by raising net proceeds of approximately $44.0 million at an offering price of $12.00 per share.  In 2001, we made the strategic decision to develop additional products and to de-emphasize our Duett product.  We have grown from net revenue of $6.2 million in 2000 solely from sales of our Duett product to net revenue of $98.4 million in 2012 from sales of over 70 products we have developed and launched since 2002.  This increase in revenue represents a compound annual growth rate of 26% and is driven by our commitment to the development and launch of multiple new devices to diagnose and treat vascular conditions.

Interventional Cardiology and Interventional Radiology Industry Background

An estimated 80 million Americans have one or more types of cardiovascular disease—diseases of the heart and blood vessels.  Cardiovascular disease is the number one cause of death in the United States and is replacing infectious disease as the world’s pre-eminent health risk.  Advances in medicine have enabled physicians to perform an increasing number of diagnostic and therapeutic treatments of cardiovascular disease using minimally invasive methods, such as catheters placed inside the arteries, instead of highly invasive open surgery.  Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat diseases of the coronary and peripheral arteries. Based on industry statistics, we estimate that cardiologists and radiologists performed over nine million diagnostic and interventional catheterization procedures worldwide in 2012.  During the past few years, the number of catheterization procedures performed worldwide has been declining gradually due to a number of factors – among them, the effects of weak economies on overall health care utilization rates, efforts by third-party payers to lower costs associated with medical procedures, investigations by government agencies into potential over-utilization of procedures, the implementation by hospitals of policies designed to reduce the incidence of unnecessary procedures in the wake of these outside investigations, and new diagnostic imaging and functional assessment modalities that more effectively screen patients to determine the need for treatment.  Although worldwide demographic factors, including the growing incidence of cardiovascular disease, seem to favor long-term growth in the number of interventional procedures, we believe that these recent pressures on utilization rates are likely to result in relatively flat catheterization volumes for the foreseeable future.  The worldwide market for interventional medical devices used in cardiovascular procedures in 2012 exceeded $12 billion.

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

The interventional medical device industry is characterized by intense competition, rapidly-evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products and services.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•
The future regulatory approval of newly-developed products.  Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before they can be sold.  The requirements for obtaining product approval have undergone change, and the FDA has proposed additional changes to the product approval process in 2012.  We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•
Successfully integrating acquired products and services into our existing operations.  The acquisition of products and services complementary to our existing product portfolio and customer call point provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.

o
In December 2012 we acquired the Teirstein EdgeTM device organizer and the AngioAssistTM docking station assets from Shepherd Scientific, Inc. (Shepherd Scientific) and have integrated these products into our operations.

o
In August 2012, we acquired the Venture® Wire Control Catheter (Venture) assets from St. Jude Medical, Cardiology Division, Inc. (“St. Jude Medical”) and are in the process of integrating this product into our operations.

o	In June 2012, we acquired the AccumedTM wrist positioning splint assets from Accumed Systems, Inc. (Accumed) and have integrated this product into our operations.

o	In January 2012, we acquired the rights, patents and intellectual property relating to our Pronto catheter from Dr. Pedro Silva and his affiliates.

o	In December 2011, we acquired exclusive 5-year rights to sell reprocessing services for the ClosureFast® catheter in the United States from Northeast Scientific, Inc. (NES).

o
In January 2011, we acquired the Guardian® hemostasis valve assets from Zerusa Limited (Zerusa) and have established a subsidiary in the Republic of Ireland to continue the manufacturing of these products.

For additional information on these acquisitions, see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2012.

•
Managing intellectual property.  The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas.  To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue.  While we are not currently involved in any intellectual property litigation, we have been so in the recent past.  Managing intellectual property assets and claims is a significant challenge for our business.

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

For information about our revenue, profits or losses and total assets, see our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2012.

Catheter Products

Catheter products represent the largest of our three product categories.  In 2012, worldwide sales of our catheter products totaled $61.3 million, an increase of 16% from the 2011 level. Catheter products represented approximately 63% of our total product and service sales during 2012.  Our catheter products consist of a variety of devices used to gain access, diagnose and treat vascular conditions during minimally invasive catheterization procedures.

Our top-selling catheter products during 2012 are described in the chart below.

Product	Market Introduction	2012 Sales ($MM)	Estimated Market Potential ($MM)	Description
Pronto	2003	$20.1	$100	Manual aspiration catheter for the removal of fresh, soft thrombus and emboli
GuideLiner	2009	$14.7	>$30	Guide extension catheter used for deep-seating, back-out support, and optimal stenting in challenging interventions
Micro-Introducers	2003	$7.8	$75	Access kit products used to gain percutaneous access to the vasculture for performing arterial and venous catheterization procedures
Langston®	2004	$4.9	>$10	Dual lumen catheter used to measure intravascular pressure gradients, primarily for the diagnosis of aortic valve stenosis
SmartNeedle	2010	$3.5	>$5	Doppler-guided needle device designed to provide auditory ultrasound-guided access to arteries and veins during catheterization procedures
Guardian®	2007	<$3	$200	Guardian is a hemostat valve used in catheterization procedures to allow placement of multiple devices simultaneously in the artery while minimizing blood loss
Snares	2008	<$3	$35	Interventional snares used to retrieve or manipulate objects in the cardiovascular system
SuperCross™	2011	<$3	>$10	Microcatheters for support and delivery of guidewires during challenging coronary and peripheral catheterization procedures
Minnie®	2009	<$3	$30	Support catheter used to facilitate placement and exchange of guidewires and other interventional devices.

Our highest selling catheter products are our Pronto catheters, which consist of a catheter with a proprietary distal tip and large extraction lumen that can be delivered into arteries to mechanically remove blood clots using simple vacuum suction.  The original Pronto extraction catheter was developed by Dr. Pedro Silva of Milan, Italy, who exclusively licensed the design to us in 2002.  We received CE mark approval and commenced international sales of the Pronto in August 2003, and received FDA clearance in December 2003 and commenced sales in the United States in early 2004.  In the fourth quarter of 2005 we launched the third generation design of the Pronto, named the Pronto V3.  The V3 version of the Pronto resulted in a substantial increase in Pronto sales in 2006.  In January 2011 we commenced the launch of the Pronto V4, which utilizes an embedded longitudinal wire for maximum extraction with enhanced deliverability and kink resistance.  On January 6, 2012, we purchased the rights, patents and intellectual property relating to the Pronto extraction catheter from Dr. Silva and his affiliates in exchange for $3.25 million, and so have not made any royalty payments on sales of Pronto catheters occurring after December 31, 2011.  We believe that the market size for the removal of soft thrombus is approximately $100 million per year worldwide.

In addition to the Pronto V3 and V4, we have developed and launched five additional versions of extraction catheters - the Pronto-Short, Pronto 035, Pronto LP, QXT® and XL™.  The Pronto-Short is a shorter and larger version, designed for use in clotted dialysis grafts that was launched in August 2005.  The Pronto 035 is a much larger version, designed for use in large vessels that was launched in August 2007.  The Pronto LP is a low profile version, designed for use in smaller vessels that was launched in January 2008.  The QXT is a low-cost version, designed to be sold in certain international markets that was launched in March 2008.  The XL extraction catheter is a larger version with either a straight or pigtail tip, designed for use in larger vessels that was launched in January 2012.

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

At the end of the third quarter of 2004 we received regulatory clearance in the United States for the Langston® dual lumen pigtail catheter.  The Langston catheter is used for the measurement of intravascular pressure gradients, primarily measured to diagnose aortic valve stenosis.  In March 2011 we launched the second version of our Langston catheter with improved pressure measurement and reduced kinking.  We believe our Langston catheter is the only dual lumen pigtail catheter on the U.S. market that is designed specifically for this clinical purpose. We believe the U.S. market opportunity for the Langston catheter product line is greater than $10 million per year.

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

In January 2009 we launched the Minnie support catheter.  The Minnie support catheter is designed to provide guidewire support and exchange during complex interventions.  We believe the current market size for support catheters is approximately $30 million per year.

During 2008 we entered into an agreement with Radius Medical, Ltd. to distribute their Micro Elite™ and Expro Elite™ Snares within the United States.  The Elite snares feature a highly torqueable shaft design for control and maneuverability when accessing distal targets.  In October 2010 we acquired the entire snare and retrieval product line from Radius.  We believe the market opportunity for snares within interventional cardiology and radiology is approximately $35 million per year.

During 2006 we launched the Twin-Pass® dual access catheter.  The Twin-Pass is a two lumen catheter designed to be used in conjunction with steerable guidewires to access discrete regions of the coronary and peripheral arterial vasculature and for use during procedures utilizing two guidewires.  We believe the Twin-Pass addresses a market opportunity of $5 million per year.

In January 2011, we launched the SuperCross microcatheter.  The SuperCross offers guidewire support and delivery during coronary and peripheral catheterization procedures.

Hemostat Products

Our second product category, hemostat products, generated 2012 sales of $22.7 million, a decline of 2% from the 2011 level. Hemostat products represented 23% of our total product and service sales during 2012.

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

Our three largest selling hemostat products during 2012 are listed in the chart below.

Product	Market Introduction	2012 Sales ($MM)	Estimated Market Potential ($MM)	Description
D-Stat Dry, Thrombix	2003	$14.4	$50	Thrombin-based hemostat bandages used in conjunction with manual compression to control bleeding at the site of femoral artery punctures created for interventional access
D-Stat Flowable	2002	$5.7	$10	Flowable mixture of collagen, thrombin, and diluent used to control bleeding in the pectoral pockets created in pacemaker and implantable cardioverter defibrillator (ICD) implants
D-Stat Radial	2004	<$3	$25	Wrist band that combines a thrombin pad with a compression collar to control bleeding at the radial artery access site created for interventional access

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

We completed a 376-patient, five center randomized clinical study that demonstrated a 50% reduction in the median time-to-hemostasis when using the D-Stat Dry bandage compared to simple manual compression.  In the third quarter of 2006 we received FDA clearance of our claim that the D-Stat Dry reduces the time-to-hemostasis in diagnostic catheterizations.  In the first quarter of 2008 we received FDA clearance and began selling two new versions of the original D-Stat Dry bandage.  The first new version, the D-Stat Dry Clear hemostatic bandage, is packaged with a clear bandage which allows for better visibility of the site while the bandage is in place.  The second new version, Thrombix®, uses a lower cost manufacturing process which offers price flexibility within the product line.  In the first quarter of 2009 we received FDA clearance and began selling a new version of the original D-Stat Dry bandage.  This new product, the D-Stat Dry Wrap hemostatic bandage, contains a pre-cut specifically designed for the control of bleeding around indwelling lines.  In May 2011 we received FDA clearance and began selling a new version of our D-Stat Dry bandages with silver impregnated into the gauze pad to help prevent the colonization of microorganisms on the pad.  We believe that the market for hemostat pads following catheterization procedures has grown substantially since the first competitive patch was introduced in 2000, with a market size of approximately $50 million.

The market for hemostat patches used to stop bleeding of femoral artery punctures is mature, with multiple competitors and ongoing pricing pressures.  In addition, two trends are negatively affecting the demand for our D-Stat and Thrombix patches: the recent slow-down in growth of catheterization procedures in general and the movement toward greater reliance on using the radial artery in the arm, rather than the femoral artery in the leg, as the access site for diagnostic and interventional procedures.  Radial artery access, or transradial access, is now undergoing rapid adoption in the U.S.  A detailed analysis by the Society for Cardiovascular Angiography and Interventions (SCAI) indicated that radial access accounted for fewer than 3% of all catheterization procedures in the U.S. in 2009.  But more recent survey data suggest that radial access has grown to approximately 15% presently.  The level of penetration is still far behind most other parts of the world – such as Canada at 50% and the average for European countries at around 30% of catheterization procedures, according to the SCAI data – but many U.S. practitioners believe that the percentage of catheterization procedures using radial access in the U.S. is likely to double over the next few years.  With approximately 2.6 million diagnostic and 925,000 interventional catheterizations performed in the U.S. in 2012 (numbers that are essentially flat from the 2011 levels), we believe that approximately 500,000 of these procedures were performed with the radial access approach.  Based on feedback from cardiac catheterization personnel, we believe the number of radial artery access procedures performed in the U.S. will grow to approximately one million by the end of 2016.

There are several reasons for the growing acceptance of radial access in the U.S.  In recent years, a variety of clinical studies have indicated that radial access has a better patient safety profile than femoral access with fewer access site complication, including significantly less bleeding.  Earlier ambulation and discharge are possible with radial access, and thus cost-effectiveness studies have consistently favored radial versus femoral access.  For centers that focus on patient comfort, the radial approach can be the better choice.  The recent availability of specialized radial access devices and catheters has also facilitated adoption of the technique.  Radial access has been integrated into professional society practice guidelines and into the fellowship programs for physicians undergoing training to be certified in interventional specialties.

While the movement to radial access has presented obstacles to expansion of our femoral hemostat patch business, the trend has created opportunities for growth through entirely new products.  For example, our D-Stat Radial hemostat band is a version of the D-Stat Dry that includes a compression band to allow it to be applied over the radial artery in the wrist.  The D-Stat Radial is the first device for radial artery hemostasis that contains an active blood clotting agent together with a compression collar for this purpose.  We received regulatory clearance for the D-Stat Radial hemostat band in September 2003, and made manufacturing improvements to the product before launching it in the United States in early 2004.  In December 2009, we made further manufacturing improvements and launched a new version called the D-Stat Rad-Band™ in the United States.  In 2012, while sales of our femoral hemostat patches declined 6% on both a U.S. and worldwide basis, sales of our D-Stat Radial device grew 19% worldwide, including 24% growth in the U.S.

During 2012, we adopted a strategic focus on launching products that cater to the significant growth opportunity in the radial access market.  In June 2012, we acquired the Accumed wrist positioning splint device from Accumed.  The Accumed wrist positioning split consists of a molded plastic brace that simplifies access to the radial artery by holding the wrist and forearm in an appropriate, comfortable position. The device is also designed to facilitate placement of a hemostatic band to control bleeding after the procedure.  In October of 2012, we launched the R-Band™ radial compression device under a licensing agreement with Lepu Medical Technology (Beijing) Co., Ltd.  Under the agreement, we serve as the exclusive distributor of the R-Band in the United States.  R-Band is placed around the patient’s wrist after a radial catheterization procedure and uses an inflatable compression band to assist hemostasis.

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

Vein Products and Services

Our third business category, vein products and services, generated $14.1 million in revenues during 2012, an increase of 34% from the 2011 level. This business segment was responsible for 14% of our total product and service sales during 2012.

Our three major product and service offerings for vein practices are summarized in the table below.

Product/Service	Market Introduction	2012 Sales ($MM)	Estimated Market Potential ($MM)	Description
Vari-Lase Procedure kits and procedure packs	2003	$7.9	>$100
Procedure kits combine our laser fibers with a variety of other components used in endovenous laser ablation procedures (e.g., access needles, sheaths, and guidewires) in individually pouched and sterilized bundles. Procedure packs are sterile bundles of access components used in venous procedures, such as syringes, needles, and scalpels; gowns, drapes and dressings; and other accessories such as topical agents

ClosureFAST reprocessing service	2012	$4.4	>$15	Service offered in collaboration with Northeast Scientific, Inc., for the reprocessing of Covidien's ClosureFAST radiofrequency ablation catheters
Vari-Lase consoles	2003	<$3		810 nm wavelength, 15 watt laser console with non-proprietary connector for use with any laser fiber to perform endovenous laser ablation procedures

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

On December 22, 2011, we entered into an exclusive 5-year license agreement with NES, under which we sell a reprocessing service to customers utilizing the ClosureFast radiofrequency catheter in the treatment of varicose veins in the U.S.  The ClosureFast catheter is owned and marketed by VNUS Medical Technologies, Inc., a subsidiary of Covidien.  Under the reprocessing service provided by NES, the customer sends its used ClosureFast catheters to NES, where they are inspected, cleaned, tested, repackaged, resterilized and shipped back to the customer.  We believe the U.S. market opportunity for reprocessing the ClosureFast catheter is greater than $15 million per year.

On July 17, 2012, we announced that we had entered into an agreement that expires on December 31, 2015, with VueTek Scientific LLC to serve as distributor in the U.S. and 20 other countries, including Canada, Mexico, and the European countries that accept the CE Mark, for the Veinsite® vascular imaging system.  Veinsite is a portable, battery-powered headset that uses near-infrared (NIR) light to identify veins below the skin surface. It is a helpful tool to vein therapy physicians while performing sclerotherapy and phlebectomy procedures.

The amount of total revenue contributed by each of our product lines and by geographic areas for the last three fiscal years is set forth in Notes 2 and 11 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Business Strategy

Our primary objective is to establish ourselves as a leading supplier of clinically superior medical devices and services for substantial, unique opportunities within interventional medicine. The key steps in achieving our primary objective are the following:

●
Maintain and Improve our Clinically-Oriented Direct Sales Force in the United States.  During 2000 we commenced sales of our products in the United States through a direct sales force of clinically trained account managers who sell and train interventional cardiologists, radiologists and catheterization laboratory personnel on the use of our products.  As our product lines have increased, we have increased the size of our sales force to 96 at the end of 2012, which provides substantially complete geographic coverage of the United States.

●
Expand our Existing Products to Our Existing Market.  Since the beginning of 2003 we have launched multiple new products and services in the United States through our direct sales force to our existing markets.  Pursuing this multiple product and services strategy has generated material sales growth, and we believe that each of our current product lines has the potential to generate continued sales growth during 2013 and beyond.

●
Develop New Devices and Services to be Sold Through our Direct Sales Force to our Existing Customers.  We intend to continue to leverage our direct sales force by bringing additional products and services to the interventional physician.

●
Acquire Additional Products or Services to be Sold Through our Direct Sales Force to our Existing Customers.  We intend to continue to leverage our direct sales force by bringing additional products and services to the interventional physician through acquisitions.  Over the past two years we have acquired products and services from Zerusa, NES, Accumed, St. Jude Medical and Shepherd Scientific (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2012).  We expect to continue to acquire complementary products and services and to enter into distribution agreements for the distribution of other companies’ products through our direct U.S. sales force.

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

Sales, Marketing and Distribution

In 2000 we commenced sales of our Duett sealing device in the United States through our direct sales organization. As of December 31, 2012, our worldwide sales force consisted of 96 employees, all of whom sell our entire line of products and services.  We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force.

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

Our international sales and marketing strategy has been to sell to interventional cardiologists and interventional radiologists through established independent distributors in major international markets, subject to required regulatory approvals.  We currently have independent distributors that cover 50 countries outside the U.S.  In Germany, we created a wholly-owned subsidiary to sell directly to customers in the German market beginning in the fourth quarter of 2000.  In the first quarter of 2008 we transitioned our sales in Germany to an independent distributor and closed our German subsidiary.  We have entered into multi-year written distribution agreements with each of our independent distributors, and we ship our products to these distributors upon receipt of purchase orders.  Each of our independent distributors has the exclusive right to sell our products within a defined territory.  These distributors also market other medical products, although they have agreed not to sell directly competitive products.  Our independent distributors purchase our products from us at a discount from list price and resell the device to hospitals and clinics.  Sales to international distributors are denominated in United States dollars, with the exception of sales from our subsidiary in Ireland and sales to our German distributor, which are denominated in Euros.  The end-user price is determined by the distributor and varies from country to country.

New Product and Service Development

Our growth depends in large part on the continuous introduction of new and innovative products and services, together with ongoing enhancements to our existing products and services, through internal product development, technology licensing and strategic alliances.  We recognize the importance of, and intend to continue to make investments in, research and development.  We incurred expenses of $11,870,000 in 2012, $10,240,000 in 2011, and $9,524,000 in 2010 for research and development activities, which constituted 12%, 11%, and 12%, respectively, of net sales.  R&D activities include research, product development and intellectual property.  We expect that our R&D expenditures will be approximately 10 to 12% of net sales in 2013.

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

Manufacturing

We manufacture our products in our facilities located in the suburbs of Minneapolis, Minnesota and in the country of Ireland.  The catheter manufacturing and packaging processes occur under a controlled clean room environment.  Our quality system, manufacturing facilities and processes have been certified to be compliant with the European Medical Device Directive 93/42/EEC, ISO 13485:2012, the Canadian Medical Device Regulations SOR/98-282, and FDA Quality System Regulations.

We purchase components from various suppliers and rely on single sources for several parts of our products.  We purchase our requirements for thrombin (a component in all of the D-Stat products) for use in manufacturing products sold in the U.S. under the Thrombin-JMI® Supply Agreement with King. To date, we have not experienced any significant adverse effects resulting from shortages of components.

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

Our primary competitors include: Medtronic, Abbott Laboratories, Johnson & Johnson, Boston Scientific, Covidien, Merit Medical, Marine Polymer Technologies, Cook Medical, Spectranetics, AngioDynamics, biolitec, Dornier MedTech, St. Jude Medical and Terumo.

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

International sales of our products are subject to the regulatory requirements of each country in which we sell.  These requirements vary from country to country but generally are less stringent than those in the United States.  Regulatory approvals are obtained where required to sell our products in those countries.

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

Patents and Intellectual Property

We file patent applications to protect technology, inventions and improvements that are significant to the development of our business, and use trade secrets and trademarks to protect other areas of our business.  We currently have 19 U.S. patents issued and 6 additional patents pending concerning our Pronto catheter, Gopher catheter, Guardian hemostasis valve, Vari-Lase products, GuideLiner catheter and other products.  We also have pursued international patent applications.  Our 19 U.S. patents have expiration dates ranging from August 2016 to February 2030.

The interventional medical device market in general, and the endovenous laser therapy field in particular, are characterized by frequent and substantial intellectual property litigation.  Currently, we are not involved in any patent litigation; however, we have been involved in multiple pieces of litigation, the last of which was completed in 2010.  The interpretation of patents involves complex and evolving legal and factual questions.  Intellectual property litigation in recent years has proven to be complex and expensive, and the outcome of such litigation is difficult to predict.

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

We also register the trademarks through which we conduct our business.  To date, we have registered and use the trademarks “Acolysis®,” “Acolysis System®,” “Auto-Fill®,” “D-Stat®,” “Drainer®,” “Drain-Edge®,” “Gandras®,” “Gator®,” “Gopher®,” “GrebSet®,” “Guardian®,” “GuideLiner®,” “Hunter®,” “Jiffy Wire®,” “Langston®,” “Minnie®,” “Muskie®,” “Piggyback®,” “Pronto®,” “QXT Extraction Catheter®,” “Rad-Band®,” “Sealix®,” “Skyway®,” “SmartNeedle®,” “Thrombix®,” “Thrombi-Gel®,” “Trespass®,” “Twin-Pass®,” “Vari-Lase®,” “Venture®,” and “WireFiber®,” and we use the following trademarks “Accumed™,” “AngioAssist™,” “Amplatz SST™,” “Axis™,” “Bennelli™,” “Bright Tip™,” “Centesis Tray™,” “Cohen™,” “Diagnostic Duett™,” “Duo Cobra™,” “Elite™,” “Expro Elite™,” “FR™ dilator,” “Gel-Bead™,” “Gel-Block™,” “Gel-Rope™,” “InnerChange™,” “Latch™,” “M2™,” “Mg Seal™,” “Max-Support™,” “Maximus™,” “MICRO Elite™,” “Navigation™,” “Oracle™,” “Quattro ™,” “R350™,” “R-Band™,” “SuperCross™,” “Switch-It™,” “Sympro™,” “Teirstein Edge™,” “VSI Select™,” “VSI StraitSet™,” “VSI Tru-Torque™,” “XL™,” and “Duett™.”  We acquired the registered trademark “Acolysis” in connection with our acquisition of the Acolysis therapeutic ultrasound business in 2002.  We acquired the registered trademark “SmartNeedle” in connection with our acquisition of the SmartNeedle and pdAccess products in April 2010.  We acquired the unregistered trademarks “Expro Elite” and “MICRO Elite” in connection with our acquisition of the snare and retrieval products in October 2010.  We acquired the registered trademark “Guardian” in connection with our acquisition of the Guardian hemostasis valve products in January 2011.  We acquired the unregistered trademark Accumed in connection with our acquisition of the Accumed wrist positioning splint product in June 2012.  We acquired the registered trademark Venture in connection with our acquisition of the Venture Wire Control Catheter business in August 2012.  We acquired the unregistered trademarks AngioAssist and Teirstein Edge in connection with our acquisition of the AngioAssist docking station and Teirstein Edge device organizer products in December 2012.  U.S. trademark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of trade.

The trademark “ClosureFast®” is owned by Tyco Healthcare Group, LP.  The trademark “Veinsite®” is owned by VueTek Scientific LLC.

Employees

As of December 31, 2012, we had 377 full-time employees.  Of these employees, 136 were in manufacturing activities, 127 were in sales and marketing activities, 51 were in regulatory, quality assurance and clinical research activities, 40 were in research and development activities, and 23 were in general and administrative functions.  We have never had a work stoppage and none of our employees are covered by collective bargaining agreements.  We believe our employee relations are good.  We are an Equal Opportunity Employer.

Executive Officers of the Registrant

Our executive officers as of January 31, 2013 are as follows:

Name	Age	Position
Howard Root	52	Chief Executive Officer and Director
James Hennen	40	Chief Financial Officer, Senior Vice President of Finance and Corporate Secretary
Charmaine Sutton	53	Senior Vice President of Operations
William Rutstein	60	Senior Vice President of Worldwide Sales
Jonathan Hammond	45	Vice President of Manufacturing Engineering
Brett Demchuk	49	Vice President of Product Quality
Susan Christian	44	Vice President of Sales Operations
Carrie Powers	38	Vice President of Marketing
Phillip Nalbone	51	Vice President of Corporate Development

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

Charmaine Sutton has served as our Senior Vice President of Operations since March 2010.  Ms. Sutton previously served on our Board of Directors from July 2007 to March 2010.  Ms. Sutton is an expert in regulatory strategies for gaining market authorization of Class II and III devices and diagnostics, and in the development, implementation, troubleshooting and improvement of ISO 13485 and FDA QSR quality systems.  Starting in 1991, Ms. Sutton was principal consultant and co-founder of The Tamarack Group, an association of consultants assisting developers and manufacturers of medical devices, diagnostics, pharmaceuticals, biologics and combination products with regulatory and quality system activities.  Prior to co-founding The Tamarack Group, Ms. Sutton held Director and VP level Engineering, Regulatory, Quality and Clinical positions in start-up companies, and was a research scientist in the laser fusion program at Lawrence Livermore National Laboratory.  From 2006 - 2011 Ms. Sutton was an adjunct instructor for the Regulatory Affairs and Services graduate program at St. Cloud State University.

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

Jonathan Hammond has served as our Vice President of Manufacturing Engineering since January 2010.  Mr. Hammond previously served as our Director of Process Development from January 2008 to December 2009, our Process Development Manager from January 2007 to December 2007, and our Senior Process Development Engineer from the time he joined us in July of 2005 until December 2006.  Prior to joining us, Mr. Hammond served as Senior Manufacturing Engineer with Enpath Medical, a leading supplier of venous vessel introducers, where he worked from November 2002 through June of 2005.  From March 1993 through October 2002, Mr. Hammond served in various engineering and technical product management roles for MICROVENA Corporation (ev3).

Brett Demchuk has served as our Vice President of Product Quality since July 2007.  Prior to joining us, Mr. Demchuk worked at ATS Medical, Inc. where he was Senior Director of Operations from 1998 to July 2007 and Quality Manager from 1992 to 1998.  Prior to ATS Medical, Mr. Demchuk held quality assurance engineering positions at Orthomet and GV Medical.

Susan Christian has served as our Vice President of Sales Operations since October 2008.  Ms. Christian previously served as our Senior Director of Sales Operations and Director of Sales Administration upon joining the company in September 2006.  Prior to joining us, Ms. Christian served as the Senior Vice President of Finance & Operations of Tad Ware & Company, Inc., a marketing communications agency, where she worked from April 1992 to September 2006.  From August 1990 through March 1992, Ms. Christian was a Tax Accountant for Arthur Andersen & Co.  Ms. Christian is a Certified Public Accountant (inactive).

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

We have launched over 70 new products or services since 2003.  Our success will depend on the continued launch of new products and services and the medical community’s acceptance of our new products and services.  We cannot predict how quickly, if at all, the medical community will accept our new products and services, or, if accepted, the continuation or extent of their use.  Our potential customers must:

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

 The interventional medical device industry is characterized by numerous patent filings and subject to extensive regulation. As a result, participants in the industry frequently experience substantial intellectual property litigation and governmental inquiries, investigations and litigation.

Some companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage.  Intellectual property litigation has proven to be very complex, and the outcome of such litigation is difficult to predict.  While we are not currently involved in any intellectual property litigation and we do not believe that any of our products or services infringes any existing patent or other intellectual property right, it is highly likely that we will continue to become subject to intellectual property claims with respect to our new or existing products or services.

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

 The products and business activities of medical device companies are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities. These authorities and members of Congress have been increasing their scrutiny over the medical device industry. In recent years, the U.S. Congress, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to, conducted investigations of and commenced civil and criminal litigation against medical device manufacturers, primarily related to financial arrangements with health care providers, regulatory compliance and product promotional practices.  See “Legal Proceedings” in Item 3 of Part I of this Annual Report on Form 10-K for the year ended December 31, 2012, for a description of a pending action against us by the U.S. Attorney’s Office for the Western District of Texas involving allegations of off-label promotion. We anticipate that these governmental authorities will continue to scrutinize our industry closely, and that additional regulation by government authorities may increase compliance costs, exposure to the risks of civil and criminal litigation, and other potentially adverse effects on our operations.

Our defense of these intellectual property claims and governmental actions, whether ongoing or filed in the future and regardless of the merits of the action or complaint, could divert the attention of our technical and management personnel away from the development and marketing of our products and services for significant periods of time.  The costs incurred to defend these actions and claims could have a material adverse effect on our results of operations or financial condition, even if our defense is ultimately successful.

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

The existing market for interventional medical devices and services is intensely competitive.  We expect competition to increase further as companies develop new products and services or modify their existing products and services to compete directly with ours.  Each of our products and services encounters competition from several medical device companies, including Medtronic Inc., Boston Scientific Corporation, Covidien plc, C.R. Bard, Inc. and St. Jude Medical Inc.  Each of these companies has:

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

Our offices in the United States are located in three buildings totaling approximately 178,000 square feet of space in two suburbs of Minneapolis, Minnesota (Maple Grove and Plymouth).  We lease two of the buildings totaling approximately 106,000 square feet of space.  These leased facilities include approximately 29,000 square feet used for manufacturing activities and approximately 5,000 square feet used for research and laboratory activities, with the remainder used for warehouse and general office space.  On October 15, 2010, we amended and replaced both lease agreements with a consolidated lease agreement to add an additional 12,000 square feet, with additional renewal options.

In November 2012, we purchased a three-story office building located adjacent to our primary leased manufacturing facility in Maple Grove, Minnesota.  We intend to occupy approximately 24,000 square feet of the building as general office space beginning January 2013 and continue the existing leases of the remaining 48,000 square feet of the building to the current tenants.

Our offices in Ireland are located in one building totaling 1,150 square feet of leased space in Galway.  This facility includes approximately 450 square feet used for research and laboratory activities, with the remainder used for warehouse and general office space.  This lease is set to auto renew in May 2013.

ITEM 3.	LEGAL PROCEEDINGS

On June 28, 2011, we received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to our Vari-Lase products, and in particular the use of the Vari-Lase® Short Kit for the treatment of perforator veins.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through December 31, 2012 of approximately $432,000 (0.1% of the Company’s total U.S. sales) and has not been the subject of any reported serious adverse clinical event.  On August 14, 2012, the U.S. District Court for the Western District of Texas unsealed a qui tam complaint that had been filed on November 19, 2010 by Desalle Bui, a former sales employee, which is the basis for the U.S. Attorney’s investigation, to which the federal government, after three extensions of time, has elected to intervene.  The complaint contains allegations of off-label promotion of Vari-Lase products for the treatment of perforator veins, re-use of single-use Vari-Lase products and kickbacks paid to physicians, resulting in alleged damages to the government of approximately $20 million.  An amended complaint limited to allegations of off-label promotion of the Vari-Lase Short Kit resulting in an unspecified amount of damages and penalties was filed by the U.S. Attorney’s Office in December 2012. On January 31, 2013 we filed a motion to dismiss the amended claim. We believe the allegations are factually inaccurate and without merit, and therefore we intend to both fully comply with the U.S. Attorney’s investigation and defend the litigation.

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

	High	Low
2012
First Quarter	$11.49	$10.20
Second Quarter	12.73	10.09
Third Quarter	14.84	12.49
Fourth Quarter	15.83	13.00

2011
First Quarter	$12.13	$10.28
Second Quarter	13.20	10.65
Third Quarter	13.75	10.79
Fourth Quarter	12.58	9.90

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 1, 2012, our Board of Directors approved a Common Stock Repurchase Plan (the “Repurchase Plan”), which provided the option to repurchase up to a maximum of 1,000,000 shares of our common stock on the open market at market prices.  The Repurchase Plan expired on December 31, 2012 after the repurchase of a total of 425,135 shares for a total of $4,762,000.

Holders

As of December 31, 2012, we had 210 shareholders of record.  Such number of record holders does not reflect shareholders who beneficially own common stock held in nominee or street name.

Dividends

We have paid no cash dividends on our common stock, and do not intend to pay cash dividends on our common stock in the future.

Performance Graph

The following graph shows a comparison of cumulative total returns for our common stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Medical Industry Index (Medical Devices, Instruments and Supplies), assuming the investment of $100 in our common stock and each index on December 31, 2007 and the reinvestment of dividends, if any.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2012 and 2011 and for the three years ended December 31, 2012, 2011 and 2010 are derived from, and should be read together with, our consolidated financial statements included elsewhere in this Form 10-K.  The following selected financial data as of December 31, 2010, 2009 and 2008 and for the fiscal years ended December 31, 2009 and 2008 are derived from consolidated financial statements not included herein.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statements of Operations Data:
Net revenue:
Product revenue	$98,036	$86,589	$77,419	$66,726	$59,757
License and collaboration revenue	350	3,367	1,024	1,701	1,464
Total net revenue	98,386	89,956	78,443	68,427	61,221

Product costs and operating expenses:
Cost of goods sold	32,561	29,844	26,465	22,917	20,690
Cost of sales related to thrombin inventory	-	-	-	-	670
Collaboration expenses	-	-	175	850	632
Research and development	11,870	10,240	9,524	7,847	6,333
Clinical and regulatory	4,358	4,332	3,551	2,886	3,220
Sales and marketing	25,777	24,126	23,188	21,206	20,482
General and administrative	6,522	4,997	5,183	4,555	4,695
Litigation	-	-	(3,529)	-	1,484
Amortization of purchased technology and intangibles	1,393	831	304	-	-
Total product costs and operating expenses	82,481	74,370	64,861	60,261	58,206
Operating earnings	15,905	15,586	13,582	8,166	3,015

Other earnings (expenses):
Interest earnings	-	16	38	48	203
Interest expense	(13)	(13)	(20)	(38)	(62)
Foreign exchange gain (loss)	-	110	(42)	(10)	(28)

Earnings before income taxes	15,892	15,699	13,558	8,166	3,128

Income tax benefit (expense)	(5,983)	(5,960)	7,819 *	(2,788)	13,045
Net earnings	$9,909	$9,739	$21,377	$5,378	$16,173
Net earnings per common share – Basic	$0.62	$0.59	$1.30	$0.34	$1.04
Net earnings per common share – Diluted	$0.60	$0.57	$1.26	$0.33	$1.01
Weighted average number of basic common shares outstanding	16,004	16,638	16,478	16,047	15,588
Weighted average number of diluted common shares	16,456	17,184	17,008	16,475	15,955

* A complete discussion of the facts and circumstances surrounding this amount can be found on page 32 of this Annual Report on Form 10-K for the year ended December 31, 2012.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available- for-sale securities	$11,554	$13,726	$17,360	$17,794	$7,209
Working capital	38,016	38,650	38,927	35,145	22,677
Total assets	88,002	76,483	78,457	51,755	44,180
Total shareholders’ equity	76,867	66,706	64,103	40,399	31,826

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business.  These forward-looking statements and other forward-looking statements made elsewhere in this document that are not strictly historical fact are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Item 1A of Part I of this Annual Report on Form 10-K for the year ended December 31, 2012, sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.  We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.

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

Recently, the number of catheterization procedures performed worldwide has been declining gradually due to a number of factors – among them, the effects of weak economies on overall health care utilization rates, efforts by third-party payers to lower costs associated with medical procedures, investigations by government agencies into potential over-utilization of procedures, the implementation by hospitals of policies designed to reduce the incidence of unnecessary procedures in the wake of these outside investigations, and new diagnostic imaging and functional assessment modalities that more effectively screen patients to determine the need for treatment.  Although worldwide demographic factors, including the growing incidence of obesity, diabetes, and cardiovascular disease, seem to favor long-term growth in the number of interventional procedures, we believe these recent pressures on utilization rates are likely to result in relatively flat catheterization volumes for the foreseeable future.  We intend to remain competitive in this market through the continued introduction of new products and services.  We expect to originate these new products and services primarily through our internal research and development and clinical efforts, but we may supplement them with targeted acquisitions or other external collaborations.  Additionally, our growth has been, and will continue to be, impacted by our expansion and penetration into new geographic markets, the expansion and penetration of our direct sales organization in existing geographic markets, and our continuing focus on increasing the efficiency of our existing direct sales organization.

Our product portfolio includes a broad spectrum of over 70 products consisting of over 600 stock keeping units (SKUs), a wide array of blood clotting devices, extraction catheters, access catheters, guide catheters, micro-introducer kits, guidewires, snare and retrieval devices, a reprocessing service for ClosureFast radiofrequency catheters and endovenous laser and procedure kits for the treatment of varicose veins.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three main categories based on similarities in the products or services sold.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals.  A significant portion of our net sales historically has been, and we expect to continue to be, attributable to new and enhanced products and services.   We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products and services.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Year Ended December 31,
	2012	2011	2010

Net revenue:
Product revenue	100%	96%	99%
License and collaboration revenue	-	4%	1%
Total net revenue	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	33%	34%
Collaboration expenses	-	-	-
Research and development	12%	11%	12%
Clinical and regulatory	5%	5%	4%
Sales and marketing	26%	27%	30%
General and administrative	7%	5%	7%
Litigation	-	-	(4%)
Amortization of purchased technology and intangibles	1%	1%	-
Total product costs and operating expenses	84%	82%	83%

Operating earnings	16%	18%	17%

Interest earnings/expense and foreign exchange loss, net	-	-	-

Earnings before income taxes	16%	18%	17%

Income tax benefit (expense)	(6%)	(7%)	10%
Net earnings	10%	11%	27%

Our primary products and related services fall into three categories.  The following table sets forth, for the periods indicated, net revenue by product category along with the change from the previous year:

	For Years Ended December 31,
	2012		2011		2010
	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$61,262,000	16%	$53,040,000	27%	$41,907,000	37%
Hemostat products	22,676,000	(2%)	23,065,000	(6%)	24,579,000	-%
Vein products	14,098,000	34%	10,484,000	(4%)	10,933,000	(4%)
Total product revenue	98,036,000	13%	86,589,000	12%	77,419,000	16%
License & collaboration	350,000	(90%)	3,367,000	229%	1,024,000	(40%)
Total net revenue	$98,386,000	9%	$89,956,000	15%	$78,443,000	15%

Year ended December 31, 2012 compared to the years ended December 31, 2011 and December 31, 2010.

Net revenue increased 9% to $98,386,000 for the year ended December 31, 2012 from $89,956,000 for the year ended December 31, 2011.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	9%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2011	6%
Product and service pricing	(3%)
Decline in licensing revenue	(3%)
9%

Approximately 84% of our net revenue was earned in the United States and 16% of our net revenue was earned in international markets for the year ended December 31, 2012.

Net revenue increased 15% to $89,956,000 for the year ended December 31, 2011 from $78,443,000 for the year ended December 31, 2010.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	13%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2010	2%
Product and service pricing	(3%)
Increase in licensing revenue	3%
15%

Approximately 84% of our net revenue was earned in the United States and 16% of our net revenue was earned in international markets for the year ended December 31, 2011.

We recognized $350,000 of licensing revenue during the year ended December 31, 2012, compared to $3,367,000 during the year ended December 31, 2011 and $849,000 during the year ended December 31, 2010, all of which was derived from  our License Agreement and Device Supply Agreement with King and our distribution agreement with Nicolai in Germany.  On July 6, 2011, King notified us that it was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making this decision not to proceed, we recognized revenue of $2,762,000 in the third quarter of 2011, which represented the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.

We recognized no collaboration revenue in 2012 and 2011, and $175,000 in 2010.  This collaboration revenue was derived from clinical and development work done for King the Device Supply Agreement.  In 2013 we expect to recognize $400,000 of collaboration revenue as a result of a development agreement we entered into with Pfizer to develop a new hemostatic device.

Gross margin across all product lines increased to 67% for the year ended December 31, 2012, compared to 66% for the years ended December 31, 2011 and December 31, 2010. The increase in gross margin primarily resulted from our acquisition of the intellectual property related to our Pronto extraction catheters in January 2012, which eliminated the royalties paid on sales of the product after December 31, 2011 (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2012).  We expect product gross margins to be in the range of 66.5% to 67.5% in 2013, subject to variations in our selling mix between U.S. and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry.

Collaboration expense was $-0- for the year ended December 31, 2012, compared to $-0- for the year ended December 31, 2011 and $175,000 for the year ended December 31, 2010.  Collaboration expense was primarily the result of our collaboration revenue related to the clinical and development work being performed for King.  We expect collaboration expenses to be approximately $300,000 in 2013.

Research and development expense for the year ended December 31, 2012 totaled $11,870,000, or 12% of revenue, compared to $10,240,000, or 11% of revenue for the year ended December 31, 2011 and $9,524,000, or 12% of revenue for the year ended December 31, 2010.   Research and development expenses have increased on a dollar basis as we have hired additional employees to improve the through-put of our new product development projects.  We expect our continuing research and development expense to be approximately 11% to 12% of revenue in 2013 as we continue to pursue additional new products and move our longer term development projects forward.

Clinical and regulatory expense for the year ended December 31, 2012 totaled $4,358,000, or 5% of revenue, compared to $4,332,000, or 5% of revenue for the year ended December 31, 2011 and $3,551,000, or 4% of revenue for the year ended December 31, 2010.  Clinical and regulatory expenses have remained relatively constant on a dollar basis and as a percentage of revenue compared to the year ended December 31, 2011.  The increase in clinical and regulatory expenses from the year ended December 31, 2010 was the result of hiring additional employees to strengthen our expertise in the regulatory and quality areas in response to the changes in the FDA requirements.  We expect clinical and regulatory expense to be approximately 4% of revenue in 2013.

Sales and marketing expense for the year ended December 31, 2012 totaled $25,777,000, or 26% of revenue, compared to $24,126,000, or 27% of revenue for the year ended December 31, 2011 and $23,188,000, or 30% of revenue for the year ended December 31, 2010.  The decline in sales and marketing expense as a percentage of revenue primarily resulted from maintaining our U.S. direct sales force at between 88 and 92 full-time employees while continuing to grow revenue.  We expect to maintain the same relative size of our direct sales force during 2013.  As a result, we expect our sales and marketing expense will continue to decline as a percentage of revenue to between 24% and 25% of revenue by the end of 2013.

General and administrative expense for the year ended December 31, 2012 totaled $6,522,000, or 7% of revenue, compared to $4,997,000, or 5% of revenue for the year ended December 31, 2011 and $5,183,000, or 7% of revenue for the year ended December 31, 2010.  General and administrative expense has increased on a dollar and percentage basis compared to the year ended December 31, 2011 due to increases in our staffing and business operations.  In accordance with accounting rules (Accounting Standards Codification “ASC” 805, Business Combinations) on September 30, 2011 we reduced the amount of the earn-out liability related to our acquisition of the snare and retrieval products from Radius Medical in October 2010 by the amount of $586,000, which reduced general and administrative expenses by a corresponding amount.  During 2012 we further reduced the Radius earn-out liability by a total of $232,000, resulting in $79,000 in remaining earn-out liability at December 31, 2012.  We will continue to assess the Radius earn-out liability balance and make any necessary adjustments in future periods, if warranted.  During the year ended December 31, 2012 we incurred an additional $204,000 of legal expenses compared to 2011 responding to the subpoena issued by the U.S. Attorney’s office (see Note 14 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2012).  We expect general and administrative expense to be approximately 6.5% to 7.5% of revenue during 2013.

Litigation expense was $-0- for both years ended December 31, 2012 and December 31, 2011, compared to litigation income of $3,529,000 for the year ended December 31, 2010.  The litigation income resulted from an award of damages the Company received in the first quarter of 2010 in defamation litigation against a competitor.

Commencing January 1, 2013 a new 2.3% excise tax has been imposed on the sale of medical devices in the U.S.  The tax was enacted in conjunction with the Patient Protection and Affordable care Act of 2010 and applies only to the sale of medical device products in the U.S., which excludes international sales, service revenues and freight charges.  We expect this new excise tax will result in an additional expense of 1.2% to 1.4% of our revenues in 2013 that will be reported as a separate line item within our operating expenses on our consolidated statements of operations.

Amortization of purchased technology and other intangibles was $1,393,000 for the year ended December 31, 2012, compared to $831,000 for the year ended December 31, 2011, and $304,000 for the year ended December 31, 2010.  The amortization resulted from our purchase of the SmartNeedle and pdACCESS products in April 2010, the Radius snare products in October 2010, the Guardian hemostasis valve products in January 2011, the reprocessing license agreement with NES in December 2011, our acquisition of the intellectual property related to our Pronto extraction catheters in January 2012, our purchase of the Accumed wrist splint products in June 2012, our purchase of the Venture Wire Control Catheter business in August 2012, and our purchase of the Teirstein Edge and AngioAssist products in December 2012.  As part of these asset purchases and licensing agreements, we allocated $14,900,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years (see Notes 3 and 15 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2012).

We recorded income tax expense of $5,983,000 for the year ended December 31, 2012, compared to an income tax expense of $5,960,000 for the year ended December 31, 2011 and income tax benefit of $7,819,000 for the year ended December 31, 2010.  This represents an income tax rate of 38% for the years ended December 31, 2012 and December 31, 2011.

We assess the likelihood that our deferred tax assets will be recovered from future taxable earnings during the fourth quarter of each year.  We consider projected future taxable earnings and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable.  In the fourth quarter of 2010, based upon management’s assessment of all available evidence, including our cumulative pretax net earnings for fiscal years 2010, 2009 and 2008, estimates of future profitability and the overall prospects of our business, we determined that it was more likely than not that we would utilize substantially all of our deferred tax assets in the future, and as a result we recorded a $12.5 million income tax benefit at December 31, 2010.  We will continue to assess the potential realization of our deferred tax assets on an annual basis or on an interim basis if circumstances warrant.  If our actual results and updated projections vary significantly from our prior estimates, we expect to increase or decrease our valuation allowance against our gross deferred tax assets.  Any adjustment to our earnings for the deferred tax would occur in the period we make the determination.  Prior to 2008, we did not generate any significant pre-tax earnings in any year and therefore have not paid any federal income taxes, other than alternative minimum taxes, since our inception in December 1996.

As of December 31, 2012, we had a total of $8.8 million of deferred tax assets on our balance sheet, consisting of $6.8 million of current deferred tax assets and $2.0 million of long term deferred tax assets.  In addition, at December 31, 2012 we had the following tax benefits not recorded on our balance sheet:

•
$0.9 million of federal and state research and development tax credit carryforwards which begin to expire in the year 2013.  We have recorded an allowance of approximately $0.1 million against this amount, reflecting the amount of these research and development tax credit carryforwards expected to expire prior to being utilized.

•
$1.3 million, tax affected, of federal and state tax deductions related to the exercise of stock options available to offset future taxes payable which begin to expire in the year 2021.  When utilized, these tax deductions will not result in a reduction in income tax expense, but rather will be recorded as additional paid-in-capital.

•	Approximately $47,000 of foreign tax loss carryforwards which do not expire.

We project our income tax expense to be between $6.5 million and $7.5 million in 2013.  Of this total, we expect to be able to utilize $4.5 million of deferred tax assets to offset our tax payments, resulting in our use of between $2.0 million and $3.0 million in cash to pay state and federal taxes in 2013.  Under the United States Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances, including significant changes in ownership interests.  Future use of our existing net operating loss carryforwards may be restricted due to changes in ownership or from future tax legislation.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $11,554,000 at December 31, 2012 compared to $13,726,000 in cash and cash equivalents at December 31, 2011, a decrease of $2,172,000.  Our cash equivalents are invested in a money market fund invested in all types of high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $19,211,000 of cash from operations during the year ended December 31, 2012 primarily resulting from our earnings before taxes of $15,892,000 since essentially all of our income taxes were offset by the utilization of net operating loss carryforwards.  In the year ended December 31, 2012 our accounts receivable increased by $2,084,000, which was in line with our revenue growth and expectations, while our inventory decreased by $1,032,000 through continued emphasis on process improvements.  During the year ended December 31, 2012 we incurred $6,534,000 of non-cash depreciation, amortization and stock compensation charges; $351,000 of non-cash charges relating to the amortization of deferred license fees and other deferred revenue; and $232,000 of non-cash charges relating to the adjustment of the earn-out as part of the Radius acquisition.

Cash used for investing activities.  We used $18,621,000 of cash in investing activities during the year ended December 31, 2012.  We used $7,986,000 of cash to purchase an office building adjacent to our primary manufacturing facility, $3,250,000 of cash to purchase the intellectual property related to our Pronto extraction catheters from Dr. Pedro Silva and his affiliates, $2,250,000 of cash to purchase the Venture wire control catheter products from St. Jude Medical, $1,500,000 of cash to purchase the Accumed wrist control splint products from Accumed, and $500,000 of cash to purchase the Teirstein Edge and AngioAssist products from Shepherd Scientific.  We also incurred capital expenditures of $3,145,000 relating to our purchase of additional manufacturing equipment, expanding our extrusion capabilities and purchasing additional research and development equipment.

Cash used for financing activities.  We used $2,785,000 of cash in financing activities during the year ended December 31, 2012.  We used $4,762,000 of cash to repurchase common shares under our stock repurchase plan, and we used $651,000 of cash to repurchase shares that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.  This was offset by our receipt of $1,493,000 of cash from the sale of stock under our Employee Stock Purchase Plan and the exercise of outstanding stock options, and $1,135,000 of stock option net operating loss carryforwards utilized during the year ended December 31, 2012.

We have a $10 million revolving line of credit with US Bank, which expires on December 31, 2013, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest on all of our assets.  The credit facility includes one covenant that we cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying our annual lease expenses times six and adding any loans, then dividing this amount by the sum of our earnings before interest, taxes, depreciation, amortization and our annual operating lease payments.  We were in compliance with this covenant on December 31, 2012.  As of December 31, 2012, we had no outstanding balance on the $10 million revolving line of credit with an availability of $10 million.

The following table summarizes our contractual cash commitments as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$2,494,000	$905,000	$1,589,000	-	-

Not included in the table above are the expected payments for contingent consideration related to our acquisition of the snare and retrieval products Radius Medical.  The contingent consideration payment is based on 25% of the net sales of the snare and retrieval products which exceed $3.0 million for the calendar years ending December 31, 2013.  This amount was not included in the table above due to our inability to predict the amount and timing of the cash portion of the payments.  The remaining earn-out liability recorded at December 31, 2012 is $79,000.

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

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $38.0 million at December 31, 2012 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

Our accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2012.  We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Inventory

We state our inventory at the lower of cost (first-in, first-out method) or market.  The estimated value of excess, obsolete and slow-moving inventory as well as inventory with a carrying value in excess of its net realizable value is established by us on a quarterly basis through review of inventory on hand and assessment of future demand, anticipated release of new products into the market, historical experience and product expiration.  Our stated value of inventory could be materially different if demand for our products decreased because of competitive conditions or market acceptance, or if products become obsolete because of advancements in the industry.  We have approximately $571,000 of Sigma thrombin in inventory at December 31, 2012, which we expect to use in our hemostat products sold in international markets.  We received regulatory approval in February 2008 allowing us to use the Sigma thrombin in our international hemostat products.  In the fourth quarter of 2008, we wrote off $670,000 of our Sigma thrombin which we expect will expire before we are able to use it.  We will continue to review our Sigma thrombin needs and we will write off any amounts we anticipate will not be used.

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

We also generate revenue from the ClosureFast catheter reprocessing service rights acquired from NES in December 2011.  In accordance with ASC 605-45 the reprocessing revenue will be reported as our revenue and the amount paid to NES will be reported as our cost of sales (See Note 2 to our Consolidated Financial Statements in Item 8 of Part II  of this Annual Report on Form 10-K for the year ended December 31, 2012).

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At December 31, 2012, this reserve was $55,000 compared to $30,000 at December 31, 2011.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  At December 31, 2012, this reserve was $130,000 compared to $120,000 at December 31, 2011.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranty Costs

We provide a warranty for certain products against defects in material and workmanship for periods of up to 24 months.  We record a liability for warranty claims at the time of sale.  The amount of the liability is based on the amount we are charged by our original equipment manufacturer to cover the warranty period.  The original equipment manufacturer includes a one year warranty with each product sold to us.  We record a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturer.  At December 31, 2012, this warranty provision was $29,000 compared to $23,000 at December 31, 2011.  If the assumptions used in calculating the provision were to materially change, resulting in more defects than anticipated, an additional provision may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable earnings in the United States based on estimates and assumptions.  We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized.  For the year ended December 31, 2012, we recorded a $1.4 million valuation allowance and a $906,000 uncertain tax position reserve related to our net deferred tax assets of $8.8 million as a result of our adoption of ASC 740, Income Taxes.  At December 31, 2012, we have accrued $-0- for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.  In the fourth quarter of 2010, based upon management’s assessment of all available evidence, including our cumulative pretax net earnings for fiscal years 2010, 2009 and 2008, estimates of future profitability and the overall prospects of our business, we determined that it is more likely than not that we will be able to realize substantially all of the remaining portion of our deferred tax assets in the future, and as a result recorded a $12.5 million income tax benefit.  To determine the amount of the reduction in the valuation allowance, we used a discounted projection of revenue and earnings for the years ending December 31, 2012 through December 31, 2016.  We continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant.  If our actual results and updated projections vary significantly from our projections, we would need to increase or decrease our valuation allowance against our gross deferred tax assets.  We would adjust our earnings for the deferred tax in the period we make the determination.

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $37,000 in the amount of United States dollars we receive in payment on accounts receivable from our German distributor Nicolai, GmbH and $13,000 on accounts receivable due our subsidiary in Ireland.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates.  Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR.  We will thus be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  As we had no amounts outstanding on the line of credit at December 31, 2012, we have no exposure to interest rate changes on this credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we will be exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $12,000 on an annual basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto required pursuant to this Item begin on page 47 of this Annual Report on Form 10-K for the year ended December 31, 2012.

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

Changes in Internal Controls.

During the fiscal quarter ended December 31, 2012, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Attestation Report of Independent Registered Public Accounting Firm.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2012.  The attestation report of Baker Tilly Virchow Krause, LLP, on our internal control over financial reporting as of December 31, 2012 is included on page 46 and incorporated by reference herein.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPRATE GOVERNANCE

Incorporated herein by reference to the Sections under the headings “Proposal 1: Election of Directors,” “Corporate Governance - Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2012.

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

Incorporated herein by reference to the Sections under the headings “Director Compensation” and “Executive Compensation” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the Section under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2012.

Equity Compensation Plans

The following table sets forth the securities authorized to be issued under our current equity compensation plans as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and rights)
Equity compensation plans approved by security holders	1,143,000	$10.38	1,592,000	(1) (2)
Equity compensation plans not approved by security holders	None	None	None
Total	1,143,000	$10.38	1,592,000

(1)
Includes 703,000 shares reserved and available for issuance under our Stock Option and Stock Award Plan.  The shares available for issuance under our Stock Option and Stock Award Plan automatically increases on an annual basis through 2016, by the lesser of:

•	500,000 shares;
•	5% of the common-equivalent shares outstanding at the end of our prior fiscal year; or
•	a smaller amount determined by our Board of Directors or the committee administering the plan.

(2)
Includes 889,000 shares reserved and available for issuance under our Employee Stock Purchase Plan.  The shares available for issuance under our Employee Stock Purchase Plan automatically increases on an annual basis through 2020, by the lesser of:

•	200,000 shares;
•	2% of the common-equivalent shares outstanding at the end of our prior fiscal year; or
•	a smaller amount determined by our Board of Directors or the committee administering the plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the Sections under the headings “Related Person Transaction Policy and Related Person Transactions,” “Proposal 1: Election of Directors,” and “Corporate Governance – Committes of the Board of Directors” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the Section under the heading “Additional Information about our Independent Registered Public Accounting Firm” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this Report.

   (1)  The following financial statements are filed herewith in Item 8 in Part II of this Annual Report on Form 10-K for the year ended December 31, 2012.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Earnings

(iv)	Consolidated Statements of Comprehensive Earnings

(v)	Consolidated Statements of Changes in Shareholders’ Equity

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

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

10.2
Fifth Amendment to Lease Agreement, dated November 12, 2007, by and between IRET - Plymouth, LLC as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 99.1 of Vascular Solutions’ Form 8-K dated November 14, 2007).

10.3
Lease Agreement dated December 28, 2006 by and between IRET - Plymouth, LLC as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 10.4 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006).

10.4
First Amendment to Lease Agreement, dated November 12, 2007, by and between IRET – Plymouth, LLC as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 99.2 of Vascular Solutions’ Form 8-K dated November 14, 2007).

10.5
Second Amendment to Lease Agreement, dated October 23, 2010, by and between IRET – Plymouth, LLC as Landlord and Vascular Solutions, Inc. as Tenant (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated October 23, 2010).

10.6**
Form of Employment Agreement by and between Vascular Solutions, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.5 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2004).

10.7	Form of Distribution Agreement (incorporated by reference to Exhibit 10.12 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.8**	Vascular Solutions, Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.14 of Vascular Solutions’ Form 10-K for the year ended December 31, 2000).
10.9
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

10.12
First Amendment to Credit Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated December 21, 2010).

10.13
Second Amendment to Credit Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated December 20, 2011).

10.14
Third Amendment to Credit Agreement, dated December 21, 2009, between U.S. Bank Association and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated December 6, 2012).

10.15**	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.16**	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated September 22, 2004).
10.17**	Form of Board of Directors Stock Option Agreement, as amended December 9, 2005 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.18**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 8-K dated December 9, 2005).
10.19**	Amended and restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 22, 2010).
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

10.26
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

10.29
Guarantee dated April 30, 2010 delivered by Escalon Medical Corp for the benefit of Vascular Access, Inc. (incorporated by reference to Exhibit 10.4 of Vascular Solutions’ Form 10-Q for the quarter ended June 30, 2010).

10.30
Asset Purchase Agreement dated October 20, 2010 by and between Vascular Solutions, Inc., Radius Medical Technologies, Inc., and Radius Medical LLC. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2010).

10.31
Asset Purchase Agreement dated January 27, 2011 by and between Vascular Solutions, Inc. and Zerusa Limited. (incorporated by reference to Exhibit 10.28 of Vascular Solutions’ Form 10-K for the year ended December 31, 2010).

10.32
Asset Purchase Agreement dated August 16, 2012 by and between Vascular Solutions, Inc. and St. Jude Medical, Cardiology Division, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2012).

10.33**	Chairman of the Board Agreement dated as of May 1, 2011 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 22, 2011).
10.34**
Amendment No. 1 dated April 22, 2011, to the Vascular Solutions, Inc. Stock Option and Stock Award Plan (as amended January 25, 2006) (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated April 22, 2011).

10.35**	Chairman of the Board Stock Option Agreement dated April 22, 2011 (incorporated by reference to Exhibit 10.3 of Vascular Form 8-K dated April 22, 2011).
10.36**
Vascular Solutions, Inc. Amended and Restated Stock Option and Stock Award Plan, as amended through July 27, 2012 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2012).

10.37**
Vascular Solutions, Inc. Restricted Stock Award Program for Non-Employee Directors (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2012).

10.38**	Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.4 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2012).
10.39**
Employment Agreement by and between Vascular Solutions, Inc. and its Chief Executive Officer dated as of January 27, 2012 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2012).

10.40**	Chief Executive Officer Stock Option Agreement dated as of January 27, 2012 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2012).
10.41*	Real Estate Purchase and Sale Agreement dated October 22, 2012 by and between Vascular Solutions, Inc. and Dayhu Investments U.S. Corporation.
23.1*	Consent of Baker Tilly Virchow Krause, LLP.
24.1	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.
**Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
*** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February 2013.

VASCULAR SOLUTIONS, INC.

By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Howard Root and James Hennen (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Vascular Solutions, Inc. for the year ended December 31, 2012, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 5th day of February 2013, by the following persons in the capacities indicated.

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
Martin Emerson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Vascular Solutions, Inc.
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of earnings, comprehensive earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15.  We also have audited Vascular Solutions, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Vascular Solutions, Inc.'s management is responsible for these consolidated financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, the financial statement schedule and the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vascular Solutions, Inc. as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule, in all material respects, presents fairly the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, Vascular Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
February 5, 2013

Vascular Solutions, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$11,554,000	$13,726,000
Accounts receivable, net of reserves of $185,000 and $150,000 at December 31, 2012 and 2011, respectively	13,780,000	11,728,000
Inventories	13,737,000	14,788,000
Prepaid expenses and other	2,670,000	1,624,000
Current portion of deferred tax assets	6,800,000	5,500,000
Total current assets	48,541,000	47,366,000

Property, plant and equipment, net	14,756,000	5,607,000
Goodwill	10,387,000	8,117,000
Intangible assets, net	12,325,000	7,948,000
Deferred tax assets, net of current portion and liabilities	1,993,000	7,445,000
Total assets	$88,002,000	$76,483,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$3,842,000	$2,843,000
Accrued compensation	4,123,000	3,430,000
Accrued expenses	1,927,000	1,406,000
Accrued royalties	288,000	560,000
Current portion of deferred revenue and contingent consideration	345,000	477,000
Total current liabilities	10,525,000	8,716,000

Long-term deferred revenue and contingent consideration, net of current portion	610,000	1,061,000

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 40,000,000 Issued and outstanding shares –16,378,923– 2012; 16,378,205 – 2011	164,000	164,000
Additional paid-in capital	84,160,000	83,962,000
Other	(150,000)	(204,000)
Accumulated deficit	(7,307,000)	(17,216,000)
Total shareholders’ equity	76,867,000	66,706,000
Total liabilities and shareholders’ equity	$88,002,000	$76,483,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Earnings

	Year Ended December 31,
	2012	2011	2010

Net revenue:
Product revenue	$98,036,000	$86,589,000	$77,419,000
License and collaboration revenue	350,000	3,367,000	1,024,000
Total revenue	98,386,000	89,956,000	78,443,000

Product costs and operating expenses:
Cost of goods sold	32,561,000	29,844,000	26,465,000
Collaboration expenses	–	–	175,000
Research and development	11,870,000	10,240,000	9,524,000
Clinical and regulatory	4,358,000	4,332,000	3,551,000
Sales and marketing	25,777,000	24,126,000	23,188,000
General and administrative	6,522,000	4,997,000	5,183,000
Litigation	–	–	(3,529,000)
Amortization of purchased technology and intangibles	1,393,000	831,000	304,000
Total product costs and operating expenses	82,481,000	74,370,000	64,861,000

Operating earnings	15,905,000	15,586,000	13,582,000

Other earnings (expenses):
Interest earnings	–	16,000	38,000
Interest expense	(13,000)	(13,000)	(20,000)
Foreign exchange gain (loss)	–	110,000	(42,000)

Earnings before income taxes	15,892,000	15,699,000	13,558,000

Income tax benefit (expense)	(5,983,000)	(5,960,000)	7,819,000
Net earnings	$9,909,000	$9,739,000	$21,377,000

Basic net earnings per common share	$0.62	$0.59	$1.30
Diluted net earnings per common share	$0.60	$0.57	$1.26
Shares used in computing basic net earnings per common share	16,003,932	16,638,078	16,478,206
Shares used in computing diluted net earnings per common share	16,455,729	17,183,579	17,008,218

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Comprehensive Earnings

	Year Ended December 31,
	2012	2011	2010

Net earnings	$9,909,000	$9,739,000	$21,377,000
Other comprehensive earnings (loss), (net of tax of $0):
Foreign currency translation adjustments	54,000	(288,000)	–
Comprehensive earnings	$9,963,000	$9,451,000	$21,377,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In		Accumulated
	Shares	Amount	Capital	Other	Deficit	Total
Balance at December 31, 2009	16,557,669	$166,000	$88,481,000	$84,000	$(48,332,000)	$40,399,000

Exercise of stock options	238,640	2,000	1,142,000	–	–	1,144,000
Issuance of common stock under the Employee Stock Purchase Plan	132,615	1,000	844,000	–	–	845,000
Stock-based compensation	151,375	2,000	2,072,000	–	–	2,074,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(49,630)	(1,000)	(403,000)	–	–	(404,000)
Repurchase of common stock under stock repurchase agreement	(141,309)	(1,000)	(1,331,000)	–	–	(1,332,000)
Comprehensive earnings:
Net earnings	–	–	–	–	21,377,000	21,377,000
Translation adjustment	–	–	–	–	–	–
Total comprehensive earnings						21,377,000
Balance at December 31, 2010	16,889,360	$169,000	$90,805,000	$84,000	$(26,955,000)	$64,103,000

Exercise of stock options	87,190	1,000	348,000	–	–	349,000
Issuance of common stock under the Employee Stock Purchase Plan	115,511	1,000	949,000	–	–	950,000
Stock-based compensation	236,252	3,000	2,247,000	–	–	2,250,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(47,207)	(1,000)	(513,000)	–	–	(514,000)
Repurchase of common stock under stock repurchase agreement	(902,901)	(9,000)	(9,874,000)	–	–	(9,883,000)
Comprehensive earnings:
Net earnings	–	–	–	–	9,739,000	9,739,000
Translation adjustment	–	–	–	(288,000)	–	(288,000)
Total comprehensive earnings						9,451,000
Balance at December 31, 2011	16,378,205	$164,000	$83,962,000	$(204,000)	$(17,216,000)	$66,706,000

Exercise of stock options	157,590	2,000	487,000	–	–	489,000
Issuance of common stock under the Employee Stock Purchase Plan	114,060	1,000	1,003,000	–	–	1,004,000
Stock-based compensation	213,309	2,000	2,981,000	–	–	2,983,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(59,106)	(1,000)	(651,000)	–	–	(652,000)
Repurchase of common stock under stock repurchase agreement	(425,135)	(4,000)	(4,757,000)	–	–	(4,761,000)
Excess tax benefit from stock-based compensation	–	–	1,135,000	–	–	1,135,000
Comprehensive earnings:
Net earnings	–	–	–	–	9,909,000	9,909,000
Translation adjustment	–	–	–	54,000	–	54,000
Total comprehensive earnings						9,963,000
Balance at December 31, 2012	16,378,923	$164,000	$84,160,000	$(150,000)	$ (7,307,000)	$76,867,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net earnings	$9,909,000	$9,739,000	$21,377,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,158,000	2,115,000	1,701,000
Amortization	1,393,000	831,000	304,000
Stock-based compensation	2,983,000	2,250,000	2,074,000
Deferred taxes, net	5,287,000	5,445,000	(8,055,000)
Excess tax benefit from stock-based compensation	(1,135,000)	–	–
Loss on disposal of fixed assets	6,000	36,000	1,000
Change in fair value of contingent consideration	(232,000)	(586,000)	–
Change in accounts receivable allowance	35,000	(10,000)	10,000
Changes in operating assets and liabilities:
Accounts receivable	(2,084,000)	(670,000)	(1,922,000)
Inventories	1,032,000	(2,179,000)	(3,144,000)
Prepaid expenses and other	(977,000)	29,000	(185,000)
Accounts payable	995,000	194,000	1,322,000
Accrued compensation and expenses	192,000	739,000	196,000
Amortization of deferred license fees and other deferred revenue	(351,000)	(3,353,000)	(916,000)
Net cash provided by operating activities	19,211,000	14,580,000	12,763,000

Investing activities
Purchase of property and equipment, net	(3,145,000)	(2,389,000)	(2,906,000)
Purchase of building and land	(7,986,000)	–	–
Proceeds from the sale of equipment	10,000	–	–
Cash paid for acquisitions	(7,500,000)	(6,621,000)	(10,544,000)
Net cash used in investing activities	(18,621,000)	(9,010,000)	(13,450,000)

Financing activities
Net proceeds from the exercise of stock options	489,000	349,000	1,144,000
Net proceeds from the sale of common stock, employee stock purchase plan	1,004,000	950,000	845,000
Excess tax benefit from stock-based compensation	1,135,000	–	–
Repurchase of common shares	(5,413,000)	(10,397,000)	(1,736,000)
Net cash provided by (used in) financing activities	(2,785,000)	(9,098,000)	253,000
Effect of exchange rate changes on cash and cash equivalents	23,000	(106,000)	–
Decrease in cash and cash equivalents	(2,172,000)	(3,634,000)	(434,000)
Cash and cash equivalents at beginning of year	13,726,000	17,360,000	17,794,000
Cash and cash equivalents at end of year	$11,554,000	$13,726,000	$17,360,000

Supplemental disclosure of cash flow
Cash paid for interest	$13,000	$13,000	$17,000
Cash paid for taxes	$902,000	$535,000	$362,000

See accompanying notes

1. Description of Business

Vascular Solutions, Inc. (the Company) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists.  The Company has three product categories as follows:

•
Catheter products, principally consisting of catheters used in minimally invasive medical procedures for the diagnosis or treatment of vascular conditions, such as the Pronto® extraction catheters used in treating acute myocardial infarction and the GuideLiner® catheter used to access discrete regions of the coronary, and also including products used in connection with gaining percutaneous access to the vasculature to perform minimally invasive procedures, such as micro-introducer kits;

•
Hemostat products, principally consisting of blood clotting products, such as the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets; and

•
Vein products and services, principally consisting of the Vari-Lase® endovenous laser, a laser console and procedure kit used for the treatment of varicose veins, and a reprocessing service for radiofrequency vein ablation catheters.

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

2. Summary of Significant Accounting Policies (Continued)

The Company uses three product categories for reporting revenue.  The following table sets forth, for the periods indicated, net revenue by product category along with the percent change from the previous year:

	For Years Ended December 31,
	2012		2011		2010
	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue	Percent Change
Catheter products	$61,262,000	16%	$53,040,000	27%	$41,907,000	37%
Hemostat products	22,676,000	(2%)	23,065,000	(6%)	24,579,000	-%
Vein products	14,098,000	34%	10,484,000	(4%)	10,933,000	(4%)
Total product revenue	98,036,000	13%	86,589,000	12%	77,419,000	16%
License & Collaboration	350,000	(90%)	3,367,000	229%	1,024,000	(40%)
Total Net Revenue	$98,386,000	9%	$89,956,000	15%	$78,443,000	15%

Foreign Currency Translation and Transactions

The functional currency of the company's foreign operations is the applicable local currency.  The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year.  The translation adjustments are deferred as a component of other comprehensive income within the consolidated statements of comprehensive income and the consolidated statements of stockholders' equity.  Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net in the consolidated statements of earnings.

Effective April 1, 2008 the Company began to sell products to a new international distributor in Germany at prices denominated in Euros.  As a result, the Company is exposed to foreign exchange movements during the time between the shipment of the product and payment.  The Company currently has terms of net 60 days with this distributor under the agreement providing for payment in Euros.

Comprehensive Earnings

The components of comprehensive earnings are net earnings and the effects of foreign currency translation adjustments.  The accumulated other comprehensive earnings for the foreign currency translation adjustment at December 31, 2012 and 2011 was ($150,000) and ($204,000), respectively.

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

Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable over 60 days past due are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At December 31, 2012 and 2011, the allowance for doubtful accounts was $130,000 and $120,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet.  At December 31, 2012 and 2011, the sales and return allowance was $55,000 and $30,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $185,000 and $150,000 at December 31, 2012 and 2011, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.   Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following at December 31:

	2012	2011
Raw materials	$6,674,000	$7,107,000
Work-in-process	780,000	1,369,000
Finished goods	6,283,000	6,312,000
	$13,737,000	$14,788,000

2. Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Manufacturing equipment	1 to 8 years
Office and computer equipment	1 to 5 years
Furniture and fixtures	3 to 8 years
Leasehold improvements	Shorter of useful life or remaining term of the lease
Research and development equipment	3 to 7 years
Building	30 years

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

Warranty Costs

Certain of the Company’s products are covered by warranties against defects in material and workmanship for periods of up to 24 months.  The Company records a liability for warranty claims at the time of sale.  The amount of the liability is based on the amount the Company is charged from its original equipment manufacturer to cover the warranty period.  The original equipment manufacturers include a one year warranty with each product sold to the Company.  The Company records a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturers.  Each of the Company’s manufacturer’s warranties cover the first year of service and as a result the Company’s exposure to uncovered warranty periods was minimal at December 31, 2012.

2. Summary of Significant Accounting Policies (Continued)

Warranty provisions and claims for the years ended December 31, 2012, 2011 and 2010, were as follows:

	2012	2011	2010
Beginning balance	$23,000	$13,000	$73,000
Warranty provisions	57,000	79,000	4,000
Warranty claims	(51,000)	(69,000)	(64,000)
Ending balance	$29,000	$23,000	$13,000

Advertising Costs

The Company follows the policy of charging production costs of advertising to expense as incurred.  Advertising expense was $103,000, $71,000, and $71,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

The Company has various types of stock-based compensation plans.  These plans are administered by the compensation committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.  Refer to Notes 8 and 9 for additional information related to these stock-based compensation plans.

The following amounts have been recognized as stock-based compensation expense in the Consolidated Statements of Operations:
	2012	2011	2010
Stock-based compensation included in:
Cost of goods sold	$94,000	$86,000	$225,000
Research and development	389,000	250,000	293,000
Clinical and regulatory	313,000	239,000	115,000
Sales and marketing	941,000	825,000	769,000
General and administrative	1,246,000	850,000	672,000
	$2,983,000	$2,250,000	$2,074,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:
	2012	2011	2010
Stock Options and Awards:
Expected life (years)	6.50	5.50	5.50
Expected volatility	48%	49%	50%
Dividend yield	0%	0%	0%
Risk-free interest rate	1.21%	2.12%	2.42%

Employee Stock Purchase Plan:
Expected life (years)	2.0	2.0	2.0
Expected volatility	32%	34%	48%
Dividend yield	0%	0%	0%
Risk-free interest rate	0.28%	0.47%	0.69%

2. Summary of Significant Accounting Policies (Continued)

Restricted stock awards fair value is calculated as the market price on the date of grant for the years ended December 31, 2012 and 2011 and the fair value is amortized on a straight line basis over the requisite service period of four years for employee awards and one year for board of director awards.  The weighted average fair value of restricted stock awards granted during 2012, 2011 and 2010 was $11.10, $10.77 and $8.45, respectively.

The weighted average fair value of stock options granted with an exercise price equal to the deemed stock price on the date of grant during 2012, 2011 and 2010 was $5.41, $4.72 and $3.99, respectively.  The weighted average fair value of stock options granted with an exercise price greater than the deemed stock price on the date of grant during 2012 was $5.11.

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

The Company has recorded ASC 740, Income Taxes, reserves of $1,074,000 and $1,020,000 at December 31, 2012 and 2011.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  At December 31, 2012, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

2. Summary of Significant Accounting Policies (Continued)

Net Earnings Per Common Share

In accordance with ASC 260, Earnings Per Share, basic net earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per common share is computed by dividing net earnings by the weighted average common and potential dilutive common shares outstanding computed in accordance with the treasury stock method.

The number of shares used in earnings per share computations is as follows for the years ended December 31:

	2012	2011	2010
Weighted average common shares outstanding— basic	16,003,932	16,638,078	16,478,206
Effect of dilutive securities	451,797	545,501	530,012
Weighted average common shares outstanding— diluted	16,455,729	17,183,579	17,008,218

The effect of dilutive securities in the above table excludes 270,000, 70,000, and 50,000 of options for which the exercise price was higher than the average market price for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually on December 31st or more frequently if changes in circumstances or the occurrence of events suggest impairment exists using a two-step process.  In step 0, the Company can elect to perform an optional quantitative analysis and based on the results skip the remaining two steps.  Consistent with prior years, in the current year the Company chose to skip step 0 and perform a quantitative analysis in Step 1.  In the step 1, the fair value of each reporting unit is compared to its carrying value, including goodwill.  If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss.  In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference.  The Company has concluded that no impairment of goodwill existed as of December 31, 2012.

Other intangible assets consist of purchased technology, trademark/tradenames, developed technology, customer relationships and licenses.  The Company reviewed intangible assets for impairment as changes in circumstances or the occurrence of events suggested the remaining value was not recoverable.

Amortization on the intangibles is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Trademark/tradename	10 to 11 years
Purchased technology	9 to 11 years
Customer relationships	9 years
Licenses	5 to 10 years

2. Summary of Significant Accounting Policies (Continued)

Leases and Deferred Rent

During the majority of the year ended December 31, 2012 the Company leased all office space.  Leases are accounted for under the provisions of ASC 840, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  As of December 31, 2012, all of the Company’s leases were accounted for as operating leases.  For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent.  For any lease incentives the Company receives for items such as leasehold improvements, the Company records a deferred credit for the amount of the lease incentive and amortizes it over the lease term, which may or may not equal the amortization period of the leasehold improvements in accordance with ASC 840-20.

On November 30, 2012, the Company closed on the purchase of an office building located next to the building which currently houses the Company’s principal executive offices.  The Company intends to occupy approximately 23,900 square feet of the building beginning in January 2013 and continue the lease of the remaining 47,600 square feet of the building to the current tenants under existing leases.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment.  ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-life intangible asset is impaired as a basis for determining whether it is necessary to perform quantitative impairment in accordance with Subtopic 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted.  The company adopted ASU No. 2012-02, as permitted, for its annual impairment test for its fiscal year ended December 31, 2012.  The adoption did not have a material impact on the company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  ASU No. 2011-05 guidance amended the presentation of comprehensive income to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  ASU No. 2011-12 defers the changes in ASU No. 2011-05 of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  The effective date for ASU No. 2011-12 is consistent with the effective date for ASU No. 2011-05, which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively; early adoption is permitted.  The company adopted this amended guidance in its fiscal 2012 first quarter.  The adoption of this guidance did not have a material impact on the company's consolidated financial statements.

3. Goodwill and Other Intangible Assets

The Company acquired trademark/tradename, developed technology and customer relationships from the following (see Note 15):

•	Escalon Vascular Access, Inc., (Escalon) in April 2010,
•	Radius Medical Technologies, Inc. in October 2010,
•	Zerusa Limited in January 2011,
•	Accumed Systems, Inc. (Accumed) in June 2012,
•	St. Jude Medical in August 2012, and
•	Shepherd Scientific, Inc. (Shepherd Scientific) in December 2012.

The Company is amortizing these intangibles over their useful lives of 9 to 11 years.  The goodwill acquired will not be amortized.  In December 2011 the Company acquired the exclusive right to sell reprocessing services for ClosureFast radiofrequency catheters in the U.S. and is amortizing the cost over the five year term of the license (see Note 15).  In January 2012, the Company acquired the rights, patents and intellectual property relating to a two-lumen catheter for distal protection and material extraction used in the Company’s Pronto catheters (see Note 15).  Amortization expense was $1,393,000, $831,000 and $304,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Balances of acquired intangible assets as of December 31, 2012 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased technology	$7,960,000	$1,555,000	$6,405,000
Purchased licenses	4,150,000	505,000	3,645,000
Trademark / tradename	2,170,000	390,000	1,780,000
Customer relationships	620,000	74,000	546,000
Foreign currency translation adjustments	(50,000)	1,000	(51,000)
	$14,850,000	$2,525,000	$12,325,000

Balances of acquired intangible assets as of December 31, 2011 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased technology	$6,200,000	$873,000	$5,327,000
Trademark / tradename	1,820,000	214,000	1,606,000
Purchased licenses	900,000	–	900,000
Customer relationships	230,000	43,000	187,000
Foreign currency translation adjustments	(32,000)	40,000	(72,000)
	$9,118,000	$1,170,000	$7,948,000

3. Goodwill and Other Intangible Assets (Continued)

Based on the intangibles assets as of December 31, 2012, future amortization expense was as follows:

2013	$1,544,000
2014	1,618,000
2015	1,618,000
2016	1,610,000
2017	1,438,000
Thereafter	4,497,000
$12,325,000

The following table provides a summary of additions and disposals of goodwill for each reporting period:

Balance at December 31, 2010	$5,825,000
Acquisition of Zerusa Limited	2,424,000
Radius Medical Technologies, Inc. final payment adjustment	10,000
Foreign currency translation adjustments	(142,000)
Balance at December 31, 2011	$8,117,000
Acquisition of Accumed wrist positioning splint	562,000
Acquisition of St. Jude Medical's Venture wire control catheter.	1,444,000
Acquisition of Shepherd Scientific’s AngioAssist & Teirstein Edge	210,000
Foreign currency translation adjustments	54,000
Balance at December 31, 2012	$10,387,000

4. Property, Plant and Equipment

Property, plant and equipment consists of the following at December 31:
	2012	2011
Plant and equipment:
Manufacturing equipment	$10,174,000	$8,213,000
Buildings	6,407,000	–
Leasehold improvements	2,269,000	2,101,000
Office and computer equipment	2,265,000	2,082,000
Research and development equipment	1,707,000	1,470,000
Construction-in-process	977,000	442,000
Furniture and fixtures	782,000	714,000
	24,581,000	15,022,000
Less accumulated depreciation and amortization	(11,425,000)	(9,415,000)
Net plant and equipment	13,156,000	5,607,000
Land	1,600,000	–
Net property, plant and equipment	$14,756,000	$5,607,000

5. Lines of Credit

On December 6, 2012 the Company modified and extended its secured asset-based revolving credit agreement with U.S. Bank National Association dated December 21, 2009 (as amended on December 20, 2010 and December 20, 2011).  The revolving credit agreement is a one-year, $10,000,000 facility with availability based primarily on eligible customer receivables, inventory and property and equipment.  The revolving credit agreement bears interest equal to the one-month LIBOR rate plus 1.60% and is secured by a first security interest on all of the Company’s assets.  The revolving credit agreement requires a quarterly payment based on an annual fee of 0.125% of the average unused portion of the committed revolving line as determined by the bank and reviewed by management.

5. Lines of Credit (Continued)

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying annual lease expense times six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments.  The covenant is computed quarterly based on a rolling 12-month period.  The Company was in compliance with the covenant as of December 31, 2012.

As of and through-out the year ended December 31, 2012, the Company had no outstanding balance against the revolving credit agreement.  Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of December 31, 2012.

6. Leases

The Company leases two buildings in Minnesota totaling approximately 106,000 square-feet under an operating lease.  On October 23, 2010, the Company amended one of its operating leases to add 12,000 square-feet.  The lease continues to remain in effect through September 2015 with an option to renew.  The Company leases one building in Ireland totaling approximately 1,150 square feet.  This lease is set to auto renew in May 2013.  Rent expense related to the operating leases was approximately $1,273,000, $1,297,000 and $1,106,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Future minimum lease commitments under the operating leases as of December 31, 2012 was as follows:

2013	$905,000
2014	907,000
2015	681,000
2016	–
2017	–
Thereafter	–
$2,493,000

7. Income Taxes

At December 31, 2012, the Company had recorded the following components of deferred taxes with a finite life:

	2012	Expiration Date
Federal and Minnesota research and development tax credit carryforwards	$5,610,000	Begining in 2013
Operating loss carryforwards	3,425,000	Begining in 2024
Foreign operations operating loss carryforwards	375,000	Do not Expire

The Company has recorded an allowance of approximately $146,000 relating to those research and development tax credit carryforwards expected to expire prior to utilization. The entire U.S. operating loss carryforwards resulted from the exercise of stock options.  When these stock option exercise deductions are realized for financial statement purposes they do not result in a reduction in income tax expense, rather the benefit is recorded as additional paid-in-capital.

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the year ended December 31, 2012, the Company recorded tax expense of $5,983,000 on earnings before tax of $15,892,000 resulting in an effective income tax rate of 38%.  For the year ended December 31, 2012, income before taxes relating to U.S. operations was $15,594,000, while income before tax from foreign operations was $298,000.  For the year ended December 31, 2011, income before taxes relating to U.S. operations was $15,922,000, while the loss before tax from foreign operations was $223,000.  For the year ended December 31, 2010, income before taxes relating to U.S. operations was $13,558,000, while income before tax from foreign operations was $-0-.

7. Income Taxes (Continued)

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland, Federal Republic of Germany and various state jurisdictions.  Remaining open federal tax years at December 31, 2012 are 2009 through 2012 and remaining open state tax years at December 31, 2012 are 2008 through 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at December 31, 2010	$871,000
Increases as a result of tax positions taken during a prior period	–
Increases as a result of tax positions taken during the current period	149,000
Reductions as a result of lapse of the applicable statute of limitations	–
Decreases relating to settlements with taxing authorities	–
Balance at December 31, 2011	$1,020,000
Increases as a result of tax positions taken during a prior period	–
Increases as a result of tax positions taken during the current period	54,000
Reductions as a result of lapse of the applicable statute of limitations	–
Decreases relating to settlements with taxing authorities	–
Balance at December 31, 2012	$1,074,000

The components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Tax credit carryforwards	$5,610,000	$5,590,000
Stock-based compensation	1,514,000	1,303,000
Net operating loss carryforwards	1,288,000	7,029,000
Federal and state AMT credits	996,000	679,000
Inventory reserve	557,000	417,000
Depreciation and amortization	520,000	271,000
Accrued compensation	487,000	340,000
Deferred revenue	320,000	451,000
Foreign operations net operating loss carryforwards	47,000	–
Other	130,000	117,000
Gross deferred tax assets	11,469,000	16,197,000
Deferred tax liability	(336,000)	(234,000)
Net deferred taxes assets before reserve for uncertain tax positions and valuation allowances	11,133,000	15,963,000
Reserve for uncertain tax positions	(906,000)	(901,000)
Less valuation allowances	(1,434,000)	(2,117,000)
Net deferred tax asset	$8,793,000	$12,945,000

7. Income Taxes (Continued)

	2012	2011
Deferred taxes recorded on the balance sheet:
Net deferred tax assets – current	$6,800,000	$5,500,000
Net deferred tax assets – long-term	1,993,000	7,445,000
Net deferred tax assets	$8,793,000	$12,945,000

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  The Company considers projected future taxable earnings and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.  For the year ended December 31, 2010, based upon the Company’s assessment of all available evidence, including the previous three year cumulative earnings before unusual and infrequent expenses (litigation and thrombin qualification expenses), estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it was more likely than not that the Company would be able to realize substantially all of the remaining deferred tax assets in the future with the exception of the amounts relating to the exercise of stock options and Minnesota research and development credits expected to expire prior to being utilized, and as a result recorded a $12,491,000 income tax benefit. To determine the amount of the reduction in the valuation allowance, the Company used a discounted projection of its revenue and earnings for the years ending December 31, 2011 through 2015.  The amount of the valuation allowance reduction at December 31, 2010, was based on the Company’s projected discounted taxable earnings.  The Company continues to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company would adjust earnings for the deferred tax in the period the determination was made.  At December 31, 2012 and 2011, the valuation allowance was $1,434,000 and $2,117,000, respectively.  The increase (decrease) in the valuation allowance was ($683,000), $185,000 and ($12,456,000) for the years ended December 31, 2012, 2011 and 2010, respectively.  For the years ended December 31, 2012 and 2011, the Company recorded stock option and employee stock purchase plan tax deductions of $1,181,000 and $480,000, respectively.  For the year ended December 31, 2012 and 2011, the Company recorded stock option and employee stock purchase plan tax benefits against “additional paid-in capital” and reduced taxes payable by a corresponding amount of $1,135,000 and $-0-, respectively.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2012	2011	2010

Tax at statutory rate	34.0%	34.0%	35.0%
State income taxes, net of federal benefit	6.2	5.8	5.4
Permanent differences	1.9	1.2	1.7
Change in valuation reserve	0.2	(1.1)	(93.9)
R&D credits generated	(1.1)	(3.1)	(5.0)
Reserve for uncertain tax positions	0.1	0.6	1.0
Foreign operations tax rate difference	(0.7)	–	–
Federal rate differential	–	–	(1.0)
Other adjustments	(3.0)	0.6	(0.9)
Effective income tax rate	37.6%	38.0%	(57.7)%

7. Income Taxes (Continued)

	2012	2011	2010

Current taxes	12.2%	3.3%	3.5%
Deferred taxes	26.1	34.7	32.7
Benefit from foreign operation tax rates	(0.7)
Benefit from release of valuation reserve	–	–	(93.9)
Effective income tax rate	37.6%	38.0%	(57.7)%

8. Stock Options and Restricted Shares

Stock Option and Stock Award Plan

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and stock appreciation rights to employees, directors, and consultants.  Incentive stock options may be granted only to employees of the Company.  Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants.  As of December 31, 2012, the Company had reserved 5,000,000 shares of common stock under the Stock Option Plan.  Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date.  Vesting requirements of all awards under this plan are time based and vary by individual grant.  The options expire on the date determined by the Board of Directors but may not extend more than 10 years from the grant date.  The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a one-year period.  Vested and unexercised options are canceled three-months after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

The Company grants annual stock options to its directors under the Stock Option Plan.  The ten-year options issued to the Company’s directors vest over a one-year period based on the continuation of service as a director of the Company.  The Company uses a 0% forfeiture rate for all director options granted.

In January 2012 the Company granted stock options to the chief executive officer under the Stock Option Plan.  The ten-year options issued to the Company’s chief executive officer vest over five successive one-year periods based on the continuation of service with the Company and contain a $1 per share escalation in the exercise price each year.  The Company used a 0% forfeiture rate for this option grant.

8. Stock Options and Restricted Shares (Continued)

Option activity is summarized as follows:

	Shares Available for Grant (exclusive of restricted	Plan Options	Exercise	Weighted Average Exercise	Aggregate Intrinsic
	shares issued)	Outstanding	Price	Price	Value

Balance at December 31, 2009	3,424,000	1,030,000	$0.78–$10.89	$6.06
Shares reserved	500,000	–	–	–
Granted	(60,000)	60,000	9.61– 10.98	9.84
Exercised	–	(239,000)	0.84– 9.58	4.79
Forfeited	–	–	–	–
Expired	14,000	(14,000)	9.46–$10.28	9.95
Balance at December 31, 2010	3,878,000	837,000	$0.78–10.98	$6.62
Shares reserved	500,000	–	–	–
Granted	(70,000)	70,000	11.72	11.72
Exercised	–	(87,000)	0.84– 9.46	4.00
Forfeited	–	–	–	–
Expired	19,000	(19,000)	0.84– 9.46	5.45
Balance at December 31, 2011	4,327,000	801,000	$0.78–$11.72	$7.38
Shares reserved	(1,900,000)	–	–	–
Granted	(500,000)	500,000	11.03– 15.03	12.89
Exercised	–	(158,000)	0.84– 10.28	3.10
Forfeited	–	–	–	–
Expired	–	–	–	–
Balance at December 31, 2012	1,927,000	1,143,000	$0.78–$15.03	$10.38	$6,197,000
Exercisable at December 31, 2012		661,000		$8.51	$4,817,000

The number of common shares available for the grant of future stock awards is limited to 703,000 common shares.  The shares available for grant number disclosed in the table above does not include 1,224,000 common shares issued in the form of restricted shares.

The weighted average remaining contractual term of options exercisable at December 31, 2012, was 3.8 years.  The total intrinsic value of options exercised during fiscal 2012, 2011 and 2010, was $1,464,000, $677,000, and $1,353,000, respectively.

8. Stock Options and Restricted Shares (Continued)

The following table summarizes information about stock options outstanding at December 31, 2012:
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2012	Weighted Average Exercise Price

$0.78–$ 6.39	123,000	3.8	$4.50	123,000	$4.50
6.40– 7.88	131,000	1.8	7.12	131,000	7.12
7.89– 9.41	53,000	4.2	9.38	53,000	9.46
9.42– 9.46	119,000	2.1	9.46	119,000	7.14
9.47- 10.89	137,000	3.9	10.08	137,000	10.08
10.90– 11.63	150,000	9.1	11.23	39,000	11.46
11.64– 12.03	160,000	8.7	11.89	59,000	11.72
12.04– 15.03	270,000	9.1	14.03	–	–
	1,143,000	6.1	$10.38	661,000	$8.51

As of December 31, 2012, there was $1,795,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 1.97 years.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.  These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted share awards until they fully vest.  During 2012, 2011 and 2010 the Company granted restricted shares to employees under the Stock Option Plan.  During 2012 the Company granted restricted shares to one of its directors under the Stock Option Plan.  The restricted shares granted to employees of the Company vest over a four-year period based on the continuation of employment.  The restricted shares granted to the Company’s director’s vest over a one-year period based on the continuation of service as a director.

Restricted share activity is summarized as follows:
	Shares	Weighted Average Grant Date Fair
	Outstanding	Value

Balance at December 31, 2009	445,000	$8.07
Granted	260,000	8.45
Vested	(133,000)	7.00
Forfeited	(109,000)	8.50
Expired	–	–
Balance at December 31, 2010	463,000	$8.49
Granted	274,000	10.77
Vested	(132,000)	8.72
Forfeited	(38,000)	10.05
Expired	–	–
Balance at December 31, 2011	567,000	$9.43
Granted	245,000	11.10
Vested	(167,000)	8.12
Forfeited	(32,000)	10.67
Expired	–	–
Balance at December 31, 2012	613,000	$10.39

8. Stock Options and Restricted Shares (Continued)

As of December 31, 2012, there was $1,807,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.15 years.  The Company estimates the forfeiture rate for restricted stock using 0% for directors, 10% for key employees and 15% for non-key employees.

9. Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 2,500,000 shares of common stock have been reserved for issuance.  Eligible employees may contribute 1% to 10% of their compensation to purchase shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates up to a maximum of 2,000 shares per purchasing period. The Purchase Plan terminates in July 2020. In fiscal 2012, 2011 and 2010, 114,100 shares, 115,500 shares, and 132,600 shares, respectively, were issued under the Purchase Plan.  At December 31, 2012, 889,000 shares were available for issuance under the Purchase Plan.

As of December 31, 2012, there was $294,000 of total unrecognized compensation costs related to the Purchase Plan, which is expected to be recognized over a weighted average period of 0.64 years.

10. Employee Retirement Savings Plan

The Company has an employee 401(k) retirement savings plan (the Plan).  The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program.  All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment.  The Plan allows eligible employees to contribute up to 50% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 5% contributed to the Plan.  The Company recorded an expense of $204,000, $194,000 and $184,000 for contributions to the Plan for the years ended December 31, 2012, 2011, and 2010, respectively.

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

No customer represented more than 10% of total revenue for any year ended December 31, 2012, 2011 and 2010.

The Company performs credit evaluations of its customers and does not require collateral to extend credit to an account.  No customer represented more than 10% of gross accounts receivable at December 31, 2012 and 2011. There have been no material losses on customer receivables.

Product revenue by geographic destination as a percentage of total product revenues were as follows for the years ended December 31:
	2012	2011	2010

Domestic	84%	84%	85%
Foreign	16	16	15

12. Related Party Activity

During the years ended December 31, 2012, 2011 and 2010, the Company sold $451,000, $504,000 and $473,000, respectively, of product to a company of which a board member of the Company is an officer.  As of December 31, 2012 and 2011, the Company had an accounts receivable balance due of $39,000 and $38,000, respectively, from this related party.  In addition, the Company purchases product from this related party and during the years ended December 31, 2012, 2011 and 2010 the Company purchased $10,000, $15,000 and $20,000, respectively, of product from this related party.  As of December 31, 2012 and 2011, the Company had an accounts payable balance due of $-0- to this related party.

From time to time the Company utilizes development consulting services from a company owned by the spouse of an employee.  During the year ended December 31, 2012 and 2011, the Company utilized services in the amount of $404,000 and $353,000, respectively, from this vendor.  At December 31, 2012 and 2011, the Company had an accounts payable balance due of $-0- to this related party.

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

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to the Company’s Vari-Lase products, and in particular the use of the Vari-Lase® Short Kit for the treatment of perforator veins.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through December 31, 2012 of approximately $432,000 (0.1% of the Company’s total U.S. sales) and has not been the subject of any reported serious adverse clinical event.  On August 14, 2012, the U.S. District Court for the Western District of Texas unsealed a qui tam complaint that had been filed on November 19, 2010 by Desalle Bui, a former sales employee of the Company, which is the basis for the U.S. Attorney’s investigation, to which the federal government, after three extensions of time, has elected to intervene.  The complaint contains allegations of off-label promotion of Vari-Lase products for the treatment of perforator veins, re-use of single-use Vari-Lase products and Company-provided kickbacks to physicians, resulting in alleged damages to the government of approximately $20 million.  An amended complaint limited to allegations of off-label promotion of the Vari-Lase Short Kit resulting in an unspecificed amount of damages and penalties was filed by the U.S. Attorney’s Office in December 2012. On January 31, 2013 the Company filed a motion to dismiss the amended complaint. The Company believes the allegations are factually inaccurate and without merit, and therefore the Company intends to both fully comply with the U.S. Attorney’s investigation and defend the litigation.

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

On July 6, 2011, King notified the Company that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision to not proceed, the Company is not required to make either of the $2,500,000 payments to King, and instead the Company recognized revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Going forward, amortization of this deferred revenue will continue to be $51,000 per quarter for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical use indication of the Thrombi-Gel and Thrombi-Pad® products.  The unamortized license fee was $815,000, $1,019,000 and $4,241,000 at December 31, 2012, 2011 and 2010, respectively.  The amortization of license fee was $204,000, $3,222,000, and $704,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

14. Commitments and Contingencies (Continued)

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

The agreement also includes provisions requiring the Company to pay Nicolai, GmbH specific amounts if the Company terminates the distribution agreement prior to the end of the five-year term.  The Company does not intend to terminate the distribution agreement and, as such, has not recorded a liability relating to these potential future payments to Nicolai, GmbH.  The unamortized license fee was $36,000, $182,000 and $327,000 at December 31, 2012, 2011 and 2010, respectively.  The amortization of license fee was $146,000, $145,000 and $145,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

When the Company acquires another company or a group of assets, the purchase price is allocated, as applicable, among in-process research and development, other identifiable intangible assets, net tangible assets and the remainder, if any, gets recognized to goodwill, as required by U.S. GAAP.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of acquired businesses, which is not amortized in accordance with ASC 350, Intangibles-Goodwill and Other.  The values assigned to other identifiable intangible assets are based on valuations as determined by the Company or  independent third party appraisers.  The techniques used by these appraisers include estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values utilizing an appropriate risk-adjusted rate of return (discount rate).  The discount rate used is determined at the time of the acquisition in accordance with accepted valuation methods.

Shepherd Scientific, Inc.

On December 21, 2012, the Company acquired the assets relating to the Teirstein Edge™ device organizer and AngioAssist™ docking station from Shepherd Scientific, Inc. (Shepherd Scientific).  Under the terms of the agreement, the Company agreed to pay Shepherd Scientific a total of $500,000, which was paid on December 21, 2012 at closing.  The Teirstein Edge assists in the organization of guidewires and catheters during interventional procedures, while the AngioAssist facilitates the introduction of guidewires into catheters and atherectomy burrs.

The Company accounted for the transaction as a business combination in the fourth quarter of 2012.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

15. Business Combinations and Asset Acquisitions (Continued)

The purchase price was allocated as follows:

Purchased technology	$170,000
Inventory and equipment	70,000
Other intangibles	50,000
Goodwill	210,000
$500,000

Amortizable Acquired Assets

Purchased technology.  Purchased technology consists of $170,000 of developed technology acquired.  The technology was valued using the income method utilizing a discounted cash flow model.  The Company is amortizing the technology assets on a straight line basis over their estimated useful life of nine years.

Other intangibles.  Other intangibles consist of $30,000 representing trademarks and trade names relating to the Teirstein Edge and AngioAssist products and $20,000 representing customer relationships.  The customer relationships relate to the ability to sell existing and future services to existing customers of Shepherd Scientific.  The fair value of trademarks and trade names and customer relationships has been estimated using the income method utilizing a discounted cash flow model. The Company is amortizing the trademark and trade name intangible assets on a straight line basis over their estimated useful life of approximately ten years.  The customer relationship intangible assets are being amortized on a straight line basis over nine years.

The weighted average amortization period for total amortizable intangible assets acquired in connection with the acquisition of the Teirstein Edge and AngioAssist products is nine years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.  All of the goodwill is expected to be deductible for income tax purposes.

With the exception of sales to one customer, the Company was the sole U.S. distributor of Teirstein Edge and AngioAssist products prior to the acquisition, and expects to realize additional revenue and improved margins in the coming years as a result of the acquisition.

St. Jude Medical, Cardiology Division, Inc.

On August 16, 2012, the Company acquired the assets related to the Venture wire control catheter from St. Jude Medical, Cardiology Division, Inc. (“St. Jude Medical”).  Under the terms of the agreement, the Company agreed to pay St. Jude Medical a total of $3,000,000, consisting of $2,250,000 paid in cash at August 16, 2012 and $750,000 payable in cash upon the successful completion of the transfer of the manufacturing processes from St. Jude Medical to the Company.  The Venture wire control catheter is used as a deflectable tip catheter for steering a 0.014 inch guidewire via the arterial system to the coronary or peripheral vasculature.  This acquisition provides the Company with additional products that are sold directly into the Company’s existing customer base to generate incremental revenue.

15. Business Combinations and Asset Acquisitions (Continued)

The Company accounted for the transaction as a business combination in the third quarter of 2012.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price was allocated as follows:

Purchased technology	$850,000
Other intangibles	500,000
Inventory and equipment	189,000
Goodwill	1,461,000
$3,000,000

Amortizable Acquired Assets

Purchased technology.  Purchased technology consists of $850,000 of developed technology acquired.  The technology was valued using the income method utilizing a discounted cash flow model.  The Company will start amortizing the technology assets on a straight line basis over their estimated useful life of nine years once the Company starts selling the products, currently estimated to start during the second quarter of 2013.

Other intangibles.  Other intangibles consist of $220,000 representing trademarks and trade names relating to the Venture wire control catheter products and $280,000 representing customer relationships.  The customer relationships relate to the ability to sell existing and future products and services to existing customers of St. Jude.  The fair value of trademarks and trade names and customer relationships has been estimated using the income method utilizing a discounted cash flow model.  The Company will start amortizing the trademark and trade name intangible assets on a straight line basis over their estimated useful life of approximately ten years once the Company starts selling the products, currently estimated to start during the second quarter of 2013.  The customer relationship intangible assets will be amortized on a straight line basis over nine years once the Company starts selling the products, currently estimated to start during the second quarter of 2013.

The weighted average amortization period for total amortizable intangible assets acquired in connection with the acquisition of the Venture wire control catheter products is nine years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  The establishment of goodwill was primarily due to the expected revenue growth associated with this new product for the Company and possibility of selling additional products to these new customers.  All of the goodwill is expected to be deductible for income tax purposes.

The Company has recognized additional revenue of $50,000 and net earnings of approximately $5,000 relating to the sale of the acquired Venture wire control catheter inventory through December 31, 2012.  The amount of additional revenue and net earnings is expected to increase significantly in coming years once the transfer of the manufacturing processes from St. Jude Medical to the Company is completed in 2013.

15. Business Combinations and Asset Acquisitions (Continued)

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

The purchase price was allocated as follows:

Purchased technology	$740,000
Other intangibles	190,000
Inventory and equipment	8,000
Goodwill	562,000
$1,500,000

Amortizable Acquired Assets

Purchased technology.  Purchased technology consists of $740,000 of developed technology acquired.  The technology was valued using the income method utilizing a discounted cash flow model.  The Company is amortizing the technology assets on a straight line basis over their estimated useful life of nine years.

Other intangibles.  Other intangibles consist of $100,000 representing trademarks and trade names relating to the Accumed wrist positioning splint products and $90,000 representing customer relationships.  The customer relationships relate to the ability to sell existing and future products and services to existing customers of Accumed.  The fair value of trademarks and trade names and customer relationships has been estimated using the income method utilizing a discounted cash flow model.  The Company is amortizing the trademark and trade name intangible assets on a straight line basis over their estimated useful life of approximately ten years.  The customer relationship intangible assets are being amortized on a straight line basis over nine years.

The weighted average amortization period for total amortizable intangible assets acquired in connection with the acquisition of the Accumed wrist positioning splint products is nine years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.  The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.  All of the goodwill is expected to be deductible for income tax purposes.

The Company has recognized additional revenue of $310,000 and net earnings of approximately $31,000 relating to the sales of the Accumed wrist positioning splint products from June 11, 2012 through December 31, 2012.

15. Business Combinations and Asset Acquisitions (Continued)

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

The Company has accounted for the transaction as a non-business license acquisition in the first quarter of 2012.   In accordance with ASC 805, the purchase price was assigned to a license intangible asset equivalent to the cash amount paid on January 6, 2012, and no goodwill was recognized.  The Company is amortizing the license intangible on a straight-line basis over a period of ten years.

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

15. Business Combinations and Asset Acquisitions (Continued)

The purchase price was allocated as follows:

Purchased technology	$1,000,000
Other intangibles	800,000
Inventory and equipment	48,000
Goodwill	2,424,000
$4,272,000

Amortizable Acquired Assets

Purchased technology.  Purchased technology consists of $1,000,000 of developed technology acquired.  The technology was valued using the income method utilizing a discounted cash flow model. The Company is amortizing the technology assets on a straight line basis over their estimated useful lives of 11 years.

Other intangibles.  Other intangibles consist of $800,000 representing trademarks and trade names relating to the Guardian hemostasis valve products.  The fair value of trademarks and trade names has been estimated using the income method utilizing a discounted cash flow model. The Company is amortizing the trademark and trade name intangible assets on a straight line basis over their estimated useful life of approximately 11 years.

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

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of Shepherd Scientific, St. Jude, Accumed and Zerusa as if the acquisitions had occurred at the beginning of each of the periods presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

	Years Ended December 31,
	2012	2011

Revenue	$99,051,000	$93,379,000
Net earnings	9,691,000	9,373,000
Net earnings per share
Basic	$0.61	$0.56
Diluted	$0.59	$0.55

15. Business Combinations and Asset Acquisitions (Continued)

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and income taxes to reflect the Company’s effective tax rate for the periods presented.

16. Quarterly Financial Data (Unaudited, in Thousands, Except per Share Data)

2012	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenue:
Product	$25,215	$24,465	$24,650	$23,706
License	89	87	87	87
Total net revenue	25,304	24,552	24,737	23,793

Selected costs and expenses:
Costs of goods sold	8,309	8,183	8,231	7,838

Operating earnings	4,688	4,150	3,940	3,127

Net earnings	3,051	2,565	2,384	1,909

Basic net earnings per share	$0.19	$0.16	$0.15	$0.12
Diluted net earnings per share	$0.18	$0.16	$0.15	$0.12

2011	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenue:
Product	$22,009	$21,450	$22,059	$21,071
License	88	2,854	212	213
Total net revenue	22,097	24,304	22,271	21,284

Selected costs and expenses:
Costs of goods sold	7,582	7,463	7,571	7,228

Operating earnings	3,456	6,005	3,395	2,730

Net earnings	2,159	3,710	2,159	1,711

Basic net earnings per share	$0.13	$0.22	$0.13	$0.10
Diluted net earnings per share	$0.13	$0.22	$0.13	$0.10

17. Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

Vascular Solutions, Inc.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year

YEAR ENDED DECEMBER 31, 2012:
Sales return allowance	$30,000	$45,000	$(20,000)	$55,000
Allowance for doubtful accounts	120,000	75,000	(65,000)	130,000
Total	$150,000	$120,000	$(85,000)	$185,000

YEAR ENDED DECEMBER 31, 2011:
Sales return allowance	$45,000	$30,000	$(45,000)	$30,000
Allowance for doubtful accounts	115,000	87,000	(82,000)	120,000
Total	$160,000	$117,000	$(127,000)	$150,000

YEAR ENDED DECEMBER 31, 2010:
Sales return allowance	$45,000	$–	$–	$45,000
Allowance for doubtful accounts	105,000	33,000	(23,000)	115,000
Total	$150,000	$33,000	$(23,000)	$160,000