Form 10-Q
period 2013-03-31
VASCULAR SOLUTIONS INC
filed 2013-04-23
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

The registrant had 16,508,404 shares of common stock, $.01 par value per share, outstanding as of April 18, 2013.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$14,053,000	$11,554,000
Accounts receivable, net of reserves of $205,000 and $185,000 in 2013 and 2012, respectively	14,465,000	13,780,000
Inventories	13,374,000	13,737,000
Prepaid expenses and other	2,637,000	2,670,000
Current portion of deferred tax assets	6,800,000	6,800,000
Total current assets	51,329,000	48,541,000

Property, plant and equipment, net	15,978,000	14,756,000
Goodwill	10,313,000	10,387,000
Intangible assets, net	11,913,000	12,325,000
Deferred tax assets, net of current portion and liabilities	2,340,000	1,993,000
Total assets	$91,873,000	$88,002,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,381,000	$3,842,000
Accrued compensation	3,428,000	4,123,000
Accrued expenses	3,316,000	1,927,000
Accrued royalties	273,000	288,000
Current portion of deferred revenue and contingent consideration	641,000	345,000
Total current liabilities	12,039,000	10,525,000

Long-term deferred revenue and contingent consideration, net of current portion	559,000	610,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 16,509,029 – 2013; 16,378,923 – 2012	165,000	164,000
Additional paid-in capital	84,648,000	84,160,000
Accumulated other comprehensive earnings	(356,000)	(150,000)
Accumulated deficit	(5,182,000)	(7,307,000)
Total shareholders’ equity	79,275,000	76,867,000
Total liabilities and shareholders’ equity	$91,873,000	$88,002,000
See accompanying notes.
Note:  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Net revenue:
Product revenue	$25,977,000	$23,706,000
License revenue	87,000	87,000
Total revenue	26,064,000	23,793,000

Product costs and operating expenses:
Cost of goods sold	8,697,000	7,838,000
Research and development	3,405,000	3,074,000
Clinical and regulatory	1,163,000	1,132,000
Sales and marketing	6,971,000	6,601,000
General and administrative	2,240,000	1,686,000
Medical device excise taxes	317,000	–
Amortization of purchased technology and intangibles	367,000	335,000
Total product costs and operating expenses	23,160,000	20,666,000

Operating earnings	2,904,000	3,127,000

Other earnings (expenses):
Interest expense	(3,000)	(3,000)
Foreign exchange gain (loss)	(13,000)	5,000

Earnings before income taxes	2,888,000	3,129,000

Income tax expense	(763,000)	(1,220,000)
Net earnings	$2,125,000	$1,909,000

Net earnings per share – basic	$0.13	$0.12
Net earnings per share – diluted	$0.13	$0.12

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)

Net earnings	$2,125,000	$1,909,000
Other comprehensive earnings (loss), net of $0 tax: Foreign currency translation adjustments	(206,000)	76,000
Comprehensive earnings	$1,919,000	$1,985,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2013	2012
	(unaudited)
Operating activities
Net earnings	$2,125,000	$1,909,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	658,000	515,000
Amortization	367,000	335,000
Stock-based compensation	1,055,000	717,000
Deferred taxes, net	97,000	1,060,000
Excess tax benefit from stock-based compensation	(444,000)	–
Change in fair value of contingent consideration	–	(96,000)
Change in accounts receivable allowance	20,000	–
Changes in operating assets and liabilities:
Accounts receivable	(709,000)	(1,141,000)
Inventories	137,000	(350,000)
Prepaid expenses and other	(9,000)	(80,000)
Accounts payable	541,000	743,000
Accrued expenses and compensation	842,000	(448,000)
Amortization of deferred license fees and other deferred revenue	245,000	(93,000)
Net cash provided by operating activities	4,925,000	3,071,000

Investing activities
Purchase of property and equipment	(1,842,000)	(890,000)
Cash paid for acquisitions and license	–	(3,250,000)
Net cash used in investing activities	(1,842,000)	(4,140,000)

Financing activities
Repurchase of common shares	(1,116,000)	(2,552,000)
Excess tax benefit from stock-based compensation	444,000	–
Proceeds from the exercise of stock options and sale of stock, net of expenses	106,000	103,000
Net cash used in financing activities	(566,000)	(2,449,000)
Increase (decrease) in cash and cash equivalents	2,517,000	(3,518,000)
Effect of exchange rate changes on cash and cash equivalents	(18,000)	5,000
Cash and cash equivalents at beginning of period	11,554,000	13,726,000
Cash and cash equivalents at end of period	$14,053,000	$10,213,000

Supplemental disclosure of cash flow
Cash paid for interest	$3,000	$3,000
Cash paid for taxes	$269,000	$242,000
See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Vascular Solutions, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.  Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	Net Earnings per Share

In accordance with Accounting Standards Codification (ASC) 260, Earnings Per Share, basic net earnings per share for the three months ended March 31, 2013 and 2012 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options and restricted stock awards that were outstanding during the period.

Weighted average common shares outstanding for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Weighted average shares outstanding – basic	16,043,000	16,004,000
Weighted average shares outstanding – diluted	16,720,000	16,349,000

(3)	Revenue Recognition

In the United States the Company sells its products and services directly to hospitals and clinics.  Revenue is recognized in accordance with generally accepted accounting principles as outlined in ASC 605-10-S99, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  The Company recognizes revenue as products are shipped and title passes to customers based on FOB shipping point terms.  The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price.  All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

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

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in 2010.  The legislation imposed a 2.3 percent excise tax on medical device manufacturers on the U.S. sales of Class I, II and III medical devices beginning January 1, 2013.  The Company has recorded this tax expense as a separate line in the Consolidated Statement of Operations.  The Company has not invoiced its customers for this tax as a separate charge, and the tax is not included as an element of revenue.

(4)	Inventories

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	March 31, 2013	December 31, 2012
	(unaudited)

Raw materials	$6,212,000	$6,674,000
Work-in-process	932,000	780,000
Finished goods	6,230,000	6,283,000
	$13,374,000	$13,737,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the three months ended March 31, 2013 are as follows:

	Goodwill	Acquired Intangibles
	(unaudited)
Balance at December 31, 2012	$10,387,000	$12,325,000
Amortization	–	(367,000)
Foreign currency translation adjustments	(74,000)	(45,000)
Balance at March 31, 2013	$10,313,000	$11,913,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $145,000 and $130,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At March 31, 2013 and December 31, 2012, the sales and return allowance was $60,000 and $55,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $205,000 and $185,000 at March 31, 2013 and December 31, 2012, respectively.

(7)	Concentrations of Credit and Other Risks

In the United States the Company sells its products and services directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either March 31, 2013 or December 31, 2012.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for both of the three month periods ended March 31, 2013 and 2012 was 84% in the United States and 16% in international markets.  No single customer represented greater than 10% of the total net revenue for the three months ended March 31, 2013 and 2012.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

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

Terumo Medical Corporation Litigation

On February 14, 2013, Terumo Corporation and Terumo Medical Corporation (Terumo) filed a Complaint for Patent and Trademark Infringement against the Company and Lepu Medical Technology (Beijing) Co. in the United States District Court for the District of New Jersey.  The complaint alleges that the R-BandTM radial compression device distributed by the Company and manufactured by Lepu Medical Technology infringes a Terumo patent. Terumo also alleges that the Company’s use of the product name R-Band infringes trademark rights it claims in its product name TR-BandTM.  Terumo’s Complaint seeks unspecified damages and an injunction against further sales of the R-Band product.  On March 1, 2013, Terumo filed a motion seeking a preliminary injunction against the Company’s sales of the R-Band device during the pendency of the lawsuit.  The Court has scheduled a hearing on that motion for May 9, 2013.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to the Company’s Vari-Lase products, and in particular the use of the Vari-Lase® Short Kit for the treatment of perforator veins.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through March 31, 2013 of approximately $446,000 (0.1% of the Company’s total U.S. sales for such period) and has not been the subject of any reported serious adverse clinical event.  On August 14, 2012, the United States District Court for the Western District of Texas unsealed a qui tam complaint that had been filed on November 19, 2010 by Desalle Bui, a former sales employee of the Company, which is the basis for the U.S. Attorney’s civil investigation, to which the federal government, after three extensions of time, has elected to intervene, and its parallel criminal investigation.  The complaint contains allegations of off-label promotion of Vari-Lase products for the treatment of perforator veins, re-use of single-use Vari-Lase products and Company-provided kickbacks to physicians, resulting in alleged damages to the government of approximately $20 million.  An amended complaint limited to allegations of off-label promotion of the Vari-Lase Short Kit resulting in an unspecified amount of damages and penalties was filed by the U.S. Attorney’s Office in December 2012.  On January 31, 2013, the Company filed a motion to dismiss the amended complaint.  The motion to dismiss was denied on March 6, 2013.  The Company believes the allegations are factually inaccurate and without merit, and therefore the Company intends to both fully comply with the U.S. Attorney’s civil and criminal investigations and defend the litigation.

From time to time, the Company is involved in additional legal proceedings arising in the normal course of business.  As of the date of this report the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

King Agreements

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply Agreement and a Thrombin-JMI Supply Agreement (See Note 8).  King was acquired by Pfizer, Inc. on February 28, 2011.  Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad®, Thrombi-Gel® and Thrombi-Paste® to King in exchange for a one-time license fee of $6,000,000.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for two separate $1,000,000 milestone payments; one upon the first commercial sale of Thrombi-Gel (which was received on May 31, 2007), and one upon the first commercial sale of Thrombi-Paste (which has not been received and is not expected to be received).  On July 6, 2011, King notified the Company that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision to not proceed, the Company recognized revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Amortization of the deferred revenue will be $51,000 per quarter for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical use indication of the Thrombi-Gel and Thrombi-Pad® products.  The unamortized license fee was $764,000 and $815,000 at March 31, 2013 and December 31, 2012, respectively.  The amortization of license fee was $51,000 for both of the three months ended March 31, 2013 and 2012.

Nicolai GmbH Agreement

Effective April 1, 2008 the Company entered into a five-year distribution agreement with Nicolai GmbH.  As a result of entering into this distribution agreement, the Company no longer maintains a direct sales force in Germany.  In connection with this distribution agreement, the Company received 500,000 Euros from Nicolai GmbH, which was deferred and was being recognized ratably over the five-year term of the distribution agreement.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

The agreement included provisions requiring the Company to pay Nicolai GmbH specific amounts if the Company terminated the distribution agreement prior to the end of the five-year term.  The Company did not terminate the distribution agreement prior to the termination date.  The unamortized license fee was $-0- and $36,000 at March 31, 2013 and December 31, 2012, respectively.  The amortization of license fee was $36,000 for both of the three months ended March 31, 2013 and 2012.

Radius Medical Technologies, Inc. Contingent Consideration

On October 20, 2010, the Company acquired the assets related to the snare and retrieval product line business from Radius Medical Technologies, Inc. and Radius Medical, LLC (collectively, “Radius”).  Under the terms of the agreement the Company paid Radius a total of $6,449,000, consisting of $5,000,000 paid in cash at October 20, 2010 and $1,449,000 which was paid on June 9, 2011 upon the successful completion of the transfer of the manufacturing processes from Radius to the Company along with all fixed assets and inventory.  In addition, Radius is entitled to receive an annual cash contingent consideration payment based on 25% of the net sales of the acquired products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  The range of possible contingent consideration payments is from $-0- if no sales are made in excess of the thresholds, to an undeterminable amount as the agreement does not contain a cap on the payment amounts.  In accordance with ASC 805, Business Combinations, a reduction of $136,000, $96,000 and $586,000 in the liability amount was recorded at December 31, 2012, March 31, 2012 and September 30, 2011, respectively, and recognized as a gain in operating expenses within the general and administrative expenses.  At March 31, 2013 and December 31, 2012, the Company has recorded a liability for these contingent consideration payments in the amount of $79,000.

(10)	Lines of Credit

On December 6, 2012 the Company modified and extended its secured asset-based revolving credit agreement with U.S. Bank National Association dated December 21, 2009 (as amended on December 20, 2011 and December 20, 2010).  The revolving credit agreement is a one-year, $10,000,000 facility with availability based primarily on eligible customer receivables, inventory and property and equipment.  The revolving credit agreement bears interest equal to the one-month LIBOR rate plus 1.60% and is secured by a first security interest on all of the Company’s assets.  The revolving credit agreement requires a quarterly payment based on an annual fee of 0.125% of the average unused portion of the committed revolving line as determined by the bank and reviewed by management.

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying annual lease expense times six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments.  The covenant is computed quarterly based on a rolling 12-month period.  The Company was in compliance with the covenant as of March 31, 2013.

As of and through-out the quarter-ended March 31, 2013, the Company had no outstanding balance against the revolving credit agreement.  Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of March 31, 2013.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

(11)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the three months ended March 31, 2013 and 2012, the Company recorded a provision for taxes of $763,000 and $1,220,000 on earnings before tax of $2,888,000 and $3,129,000, resulting in an effective income tax rate of 26% and 39%, respectively.  The difference between the effective tax rate of 26% for the three months ended March 31, 2013 and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of recognizing $300,000 of research and development credits in the first quarter of 2013 that had been deferred from 2012 pending Congressional action which was completed in January 2013.

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  The Company considers projected future taxable earnings and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has recorded an unrecognized tax benefit of $1,074,000 as of both March 31, 2013 and December 31, 2012.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  As of March 31, 2013, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  Remaining open tax years at March 31, 2013 are 2009 through 2012.

(12)	Business Combinations and Asset Acquisitions

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

The purchase price was allocated as follows:

Inventory and equipment	$70,000
Purchased technology	170,000
Other intangibles	50,000
Goodwill	210,000
$500,000

The purchased technology and other intangible assets have an estimated useful life of 9 - 10 years.

St. Jude Medical, Cardiology Division, Inc.

On August 16, 2012, the Company acquired the assets related to the Venture® Wire Control Catheter business from St. Jude Medical, Cardiology Division, Inc. (St. Jude Medical).  Under the terms of the agreement, the Company agreed to pay St. Jude Medical a total of $3,000,000, consisting of $2,250,000 paid in cash at August 16, 2012 and $750,000 payable in cash upon the successful completion of the transfer of the manufacturing processes from St. Jude Medical to the Company.  The Venture Wire Control Catheter is used as a deflectable tip catheter for steering a .014 inch guidewire via the arterial system to the coronary or peripheral vasculature.  This acquisition provides the Company with additional products that are sold directly into the Company’s existing customer base to generate incremental revenue.

The Company accounted for the transaction as a business combination in the third quarter of 2012.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price was allocated as follows:

Inventory and equipment	$189,000
Purchased technology	850,000
Other intangibles	500,000
Goodwill	1,461,000
$3,000,000

The purchased technology and other intangible assets have an estimated useful life of 9 - 10 years.  The Company will start amortizing the intangible assets once the Company starts selling the products, currently estimated to start during the second quarter of 2013.

Accumed Systems, Inc.

On June 11, 2012, the Company acquired the assets related to the AccumedTM wrist positioning splint business from Accumed Systems, Inc. (Accumed).  Under the terms of the agreement, the Company paid Accumed a total of $1,500,000 at closing and no additional payments are required to be made.  The Accumed wrist positioning splint product consists of a plastic molded brace that simplifies arterial access by holding the wrist and forearm in an appropriate, comfortable position.  This acquisition provides the Company with an additional product that is sold directly into the Company’s existing customer base to generate incremental revenue.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

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

Dr. Pedro Silva and Affiliates

On January 6, 2012, the Company entered into an agreement with Dr. Pedro Silva and his affiliates, whereby the Company paid $3,250,000 for the rights, patents and intellectual property relating to a two-lumen catheter for distal protection and material extraction used in the Company’s Pronto® extraction catheters.  Upon payment, the existing License Agreement between N.G.C. Medical S.p.A. and the Company has been deemed paid-in-full, and no royalties are owed on any sale of a Pronto catheter after December 31, 2011.

The Company accounted for the transaction as a non-business license acquisition in the first quarter of 2012.   In accordance with ASC 805, the purchase price was assigned to a license intangible asset equivalent to the cash amount paid on January 6, 2012, and is being amortized over a period of 10 years.  No goodwill was recognized as part of the transaction.

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of Shepherd Scientific, St. Jude Medical and Accumed as if the acquisitions had occurred at the beginning of each of the periods presented.  This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisition been completed at the beginning of each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition:

	Three Months Ended March 31,
	2013	2012

Revenue	$26,064,000	$24,085,000
Net earnings	2,125,000	1,868,000
Net earnings per share
Basic	$0.13	$0.12
Diluted	$0.13	$0.11

Certain pro forma adjustments have been made to reflect the impact of the purchase transaction, primarily consisting of amortization of intangible assets with determinable lives and income taxes to reflect the Company’s effective tax rate for the periods presented.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

(13)	Products and Services

Our broad offering of products is divided into three product categories:

•
Catheter products, principally consisting of catheters used in minimally invasive medical procedures for the diagnosis or treatment of vascular conditions, such as the Pronto extraction catheters used in treating acute myocardial infarction and the GuideLiner® catheter used to access discrete regions of the coronary anatomy, and also including products used in connection with gaining percutaneous access to the vasculature to perform minimally invasive procedures, such as micro-introducer kits;

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

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Three Months Ended March 31,
	2013		2012
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$16,627,000	12%	$14,878,000	18%
Hemostat products	5,779,000	(2%)	5,885,000	1%
Vein products and services	3,571,000	21%	2,943,000	10%
Total product revenue	25,977,000	10%	23,706,000	13%
License	87,000	-%	87,000	(59%)
Total revenue	$26,064,000	10%	$23,793,000	12%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

             Our product portfolio includes a broad spectrum of over 70 products and services consisting of over 600 stock keeping units (SKUs) covering a wide array of devices used in vascular procedures.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three product categories – catheter products, hemostat products and vein products and services – based on similarities in the products.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also in new product development and additional regulatory approvals.  A significant portion of our net sales growth historically has been, and we expect to continue to be, attributable to new and enhanced products.

The interventional medical device industry is characterized by intense competition, rapidly evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•
The future regulatory approval of newly developed products.  Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before they can be sold.  The requirements for obtaining product approval have undergone change, and the FDA proposed additional changes to the product approval process in 2012.  We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•
Successfully integrating acquired products and services into our existing operations.  The acquisition of products and services complementary to our existing product portfolio and customer call point provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.

o	In December 2012, we acquired the Teirstein Edge device organizer and the AngioAssist docking station assets from Shepherd Scientific and have integrated these products into our operations.

o	In August 2012, we acquired the Venture Wire Control Catheter (Venture) assets from St. Jude Medical and are in the process of integrating this product into our operations.

o	In June 2012, we acquired the Accumed wrist positioning splint assets from Accumed and have integrated this product into our operations.

o	In January 2012, we acquired the rights, patents and intellectual property relating to our Pronto catheter from Dr. Pedro Silva and his affiliates.

For additional information on these acquisitions, see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for the quarter ended March 31, 2013.

•
Managing intellectual property.  The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas.  To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue.  We have been named as a defendant in a patent and trademark infringement lawsuit filed by Terumo Corporation, and have been involved in material intellectual property litigation in the recent past (See “Legal Proceedings” in Item 1 of Part II of this Form 10-Q).  Managing intellectual property assets and claims is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2013	2012
Net revenue:
Product revenue	100%	100%
License revenue	-	-
Total revenue	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	33%
Research and development	13%	13%
Clinical and regulatory	5%	5%
Sales and marketing	27%	28%
General and administrative	9%	7%
Medical device excise taxes	1%	-
Amortization of purchased technology and intangibles	1%	1%
Total product costs and operating expenses	89%	87%
Operating earnings	11%	13%
Other earnings and expenses, net	-	-
Earnings before income taxes	11%	13%
Income taxes	(3%)	(5%)
Net earnings	8%	8%

Three months ended March 31, 2013, compared to three months ended March 31, 2012

Net revenue increased 10% to $26,064,000 for the quarter ended March 31, 2013 from $23,793,000 for the quarter ended March 31, 2012.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	7%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2012	3%
Product and service pricing	-%
10%

Approximately 84% of our net revenue was earned in the United States and 16% of our net revenue was earned in international markets for both of the three month periods ended March 31, 2013 and March 31, 2012.

We recognized $87,000 of licensing revenue during both three month periods ended March 31, 2013 and 2012, due to our license and device supply agreements with King and our distribution agreement with Nicolai.  The 5-year term of the license agreement with Nicolai expired on March 31, 2013.  Beginning in the second quarter of 2013, licensing revenue will be $51,000 per quarter for the remainder of the year, relating entirely to the King agreements.

We have not recognized any collaboration revenue to date, however during 2013 we expect to recognize approximately $400,000 of collaboration revenue as a result of a development agreement we entered into with Pfizer, Inc. to develop a new hemostatic device.

Gross margin decreased to 66.6% for the quarter ended March 31, 2013, compared to 67.1% for the quarter ended March 31, 2012.  The decrease in gross margin was the result of approximately $550,000 of scrap, returns and freight costs incurred in connection with a worldwide recall of Guardian® II and Guardian II NC hemostasis valves that we announced in February of 2013.  We expect to resume shipments of the Guardian valves in June 2013 with no additional costs of the recall, and as a result we expect product gross margins to be between 68.0% to 69.0% in the second quater of 2013, subject to variations in our selling mix between U.S. and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry and GuideLiner products.

Research and development expense for the first quarter of 2013 totaled $3,405,000, or 13% of revenue, compared to $3,074,000, or 13% of revenue, for the first quarter of 2012.  Research and development expenses have increased on a dollar basis as we have hired additional employees to improve the through-put of our new product development projects.  We expect our continuing research and development expenses to be approximately 11.5% to 12.5% of revenue for the remainder of 2013.

Clinical and regulatory expense for the first quarter of 2013 totaled $1,163,000, or 5% of revenue, compared to $1,132,000, or 5% of revenue, for the first quarter of 2012.  Clinical and regulatory expenses have remained relatively constant on a dollar basis compared to the three months ended March 31, 2012.  We expect clinical and regulatory expenses to continue to be approximately 4% to 5% of revenue for the remainder of 2013.

Sales and marketing expense for the first quarter of 2013 totaled $6,971,000, or 27% of revenue, compared to $6,601,000, or 28% of revenue, for the first quarter of 2012.  The decrease in sales and marketing expenses as a percentage of revenue for the first quarter of 2013 was due to our ability to continue to increase sales while maintaining our number of field sales employees constant.  We expect to maintain the same relative size of our direct U.S. sales force for the remainder of 2013.  We expect our sales and marketing expenses as a percentage of revenue to decline to between 23% and 24% by the fourth quarter of 2013.

General and administrative expense for the first quarter of 2013 totaled $2,240,000, or 9% of revenue, compared to $1,686,000, or 7% of revenue, for the first quarter of 2012.  General and administrative expenses increased in the first three months of 2013 compared to the first three months of 2012 as a result of a $200,000 increase in legal expenses, primarily related to the patent and trademark infringement lawsuit that was commenced by Terumo Corporation in February 2013 and the U.S. Attorney’s gui tam litigation that commenced in June 2011 and (See “Legal Proceedings” in Item 1 of Part II of this Form 10-Q), and a $147,000 increase in stock-based compensation.  Primarily due to estimated additional legal fees, we expect our general and administrative expenses to be approximately 7% to 8% of revenue for the remainder of 2013.

Medical device excise taxes for the first quarter of 2013 totaled $317,000, or 1.2% of revenue.  This new U.S. tax on the sale of medical devices was effective January 1, 2013, so there was no corresponding amount for the first quarter of 2012.  The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States.  The tax does not apply to service revenues.  The Company’s effective rate for this tax is less than the statutory rate due to international sales, service revenues and sales of purchased finished goods (where the seller is responsible for paying the tax).  We expect our medical device excise taxes to be approximately 1.2% to 1.4% of revenue for the remainder of 2013.

Amortization of purchased technology and other intangibles was $367,000 and $335,000 for the three months ended March 31, 2013 and 2012, respectively.  The amortization resulted from our product and license acquisitions.  As part of these asset purchases and licensing agreements, we allocated $14,900,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years.  For a complete discussion of the most recent acquisitions, see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.  We expect amortization expense to be approximately $415,000 in the second quarter and then increase to approximately $435,000 starting in the third quarter of 2013, the first full quarter in which we expect to be selling the Venture Wire Control catheter products acquired from St. Jude Medical.

Income tax expense was $763,000 for the three months ended March 31, 2013, on earnings before tax of $2,888,000, resulting in an effective income tax rate of 26%.  The difference between the effective tax rate of 26% for the three month period ended March 31, 2013 and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of recognizing $300,000 of research and development credits in the first quarter of 2013 that had been deferred from 2012 pending Congressional action which was completed in January 2013.  For the three months ended March 31, 2012, income tax expense was $1,220,000 on earnings before tax of $3,129,000, resulting in an effective income tax rate of 39%.  We expect our effective income tax rate will be 37% to 39% for the remainder of 2013.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $14,053,000 at March 31, 2013 compared to $11,554,000 in cash and cash equivalents at December 31, 2012, an increase of $2,499,000.  The majority of our cash is maintained in our operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $4,925,000 of cash from operations for the three months ended March 31, 2013, primarily resulting from our earnings before income taxes of $2,888,000, non-cash stock-based compensation of $1,055,000 and non-cash depreciation and amortization expense of $1,025,000.  Our earnings before income taxes contribute to our cash from operations because the majority of our income taxes are offset by our deferred tax assets.  An increase in accrued expenses and compensation contributed $842,000 to cash provided by operations for the period, which was partially offset by a $709,000 increase in our accounts receivable for the three months ended March 31, 2013.  The increase in accounts receivable was consistent with revenue growth.

Cash used for investing activities.  We used $1,842,000 of cash in investing activities for the three months ended March 31, 2013 for capital expenditures relating to building improvements, and our purchase of additional manufacturing and research and development equipment.

Cash used in financing activities.  We used $566,000 of cash in financing activities for the three months ended March 31, 2013.  This amount consisted of $1,116,000 of cash used to repurchase 69,418 shares of our common stock that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.  These purchases were partially offset by the recognition of $444,000 of excess tax benefits from stock based compensation and by our receipt of $106,000 upon the exercise of outstanding stock options.

We have a $10 million revolving line of credit with US Bank, which has a 12-month term ending December 31, 2013, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest in all of our assets.  As of March 31, 2013, we were in compliance with the financial covenant under the line of credit and we had no outstanding balance on the revolving line of credit with an availability of $10 million.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $39.3 million at March 31, 2013 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous factors, including the amount of revenue from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Contractual Obligations

The following table summarizes our contractual cash commitments as of March 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$2,267,000	$905,000	$1,362,000	$-	$-
Payment for Venture acquisition*	750,000	750,000	-	-	-
Total	$3,017,000	$1,655,000	$1,362,000	$-	$-

* See Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.

Not included in the table above are the expected payments for contingent consideration related to our acquisition of the Radius snare products in October 2010.  This contingent consideration payment, if any, will equal 25% of the excess of our net sales of the snare and retrieval products over $3.0 million for the calendar year ending December 31, 2013.  This amount was not included in the table above due to our inability to predict the amount and timing of the cash portion of the payments (See Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).

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

The material accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and which require complex management judgment are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 under the caption “Critical Accounting Policies.”

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.  We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act.  Forward-looking statements such as these are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements.   We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with defense of patent infringement lawsuits, adoption of our new products, limited profitability, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.  This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.   We undertake no obligation to and do not intend to revise or update publicly any forward-looking statement for any reason.

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

In the United States, we sell our products and services directly to hospitals and clinics.  In international markets, we sell our products to independent distributors who, in turn, sell to hospitals.  Sales to independent distributors are denominated in United States dollars, with the exception of sales to Germany, where sales are denominated in Euros.  Sales to distributors out of our subsidiary in Ireland are denominated in Euros.

We distribute certain products on behalf of certain U.S. and international manufacturers.  We pay for all distributed products in United States dollars.

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $69,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros with our subsidiary in Ireland and our German distributor, Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness for borrowed money, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates.  Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR.  We thus would be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  As we had no amounts outstanding on the line of credit at March 31, 2013, we have no exposure to interest rate changes on this credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we will be exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $14,000 on an annual basis.

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

        During the fiscal quarter ended March 31, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A (“Risk Factors”) of our most recently filed Annual Report on Form 10-K for the year ended December 31, 2012 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  There have been no material changes from the Risk Factors described in Annual Report on Form 10-K for the year ended December 31, 2012; however, those Risk Factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such Risk Factors in making any investment decision with respect to our securities. An investment in our securities continues to involve a high degree of risk.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2013	27,873	(1)	$16.31	-	-
February 1 – 28, 2013	40,285	(1)	$15.94	-	-
March 1 – 31, 2013	1,260	(1)	$15.00	-	-

(1)  At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 27,873 shares of common stock in January, 40,285 shares of common stock in February, and 1,260 shares of common stock in March, all at the fair market value of the common stock on the day the employees’ awards vested, to satisfy income tax withholding obligations for those employees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2000).
3.2	Amended and Restated Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 of Vascular Solutions’ Form 8-K dated October 19, 2007).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.

Date: April 23, 2013	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)