Form 10-Q
period 2013-06-30
VASCULAR SOLUTIONS INC
filed 2013-07-23
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

The registrant had 16,789,495 shares of common stock, $.01 par value per share, outstanding as of July 19, 2013.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$19,705,000	$11,554,000
Accounts receivable, net of reserves of $185,000 in 2013 and 2012	14,292,000	13,780,000
Inventories	13,576,000	13,737,000
Prepaid expenses and other	2,737,000	2,670,000
Current portion of deferred tax assets	6,800,000	6,800,000
Total current assets	57,110,000	48,541,000

Property, plant and equipment, net	16,241,000	14,756,000
Goodwill	10,351,000	10,387,000
Intangible assets, net	11,546,000	12,325,000
Deferred tax assets, net of current portion and liabilities	1,804,000	1,993,000
Total assets	$97,052,000	$88,002,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,436,000	$3,842,000
Accrued compensation	3,891,000	4,123,000
Accrued expenses	1,916,000	1,927,000
Accrued royalties	242,000	288,000
Current portion of deferred revenue and contingent consideration	549,000	345,000
Total current liabilities	11,034,000	10,525,000

Long-term deferred revenue and contingent consideration, net of current portion	508,000	610,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 16,793,995 – 2013; 16,378,923 – 2012	168,000	164,000
Additional paid-in capital	87,997,000	84,160,000
Accumulated other comprehensive earnings	(281,000)	(150,000)
Accumulated deficit	(2,374,000)	(7,307,000)
Total shareholders’ equity	85,510,000	76,867,000
Total liabilities and shareholders’ equity	$97,052,000	$88,002,000

See accompanying notes.
Note:  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net revenue:
Product revenue	$27,294,000	$24,650,000	$53,271,000	$48,356,000
License and collaboration revenue	59,000	87,000	147,000	175,000
Total revenue	27,353,000	24,737,000	53,418,000	48,531,000

Product costs and operating expenses:
Cost of goods sold	8,538,000	8,231,000	17,235,000	16,069,000
Collaboration expenses	8,000	–	8,000	–
Research and development	3,482,000	2,953,000	6,887,000	6,028,000
Clinical and regulatory	1,099,000	1,172,000	2,262,000	2,304,000
Sales and marketing	6,784,000	6,490,000	13,756,000	13,091,000
General and administrative	2,269,000	1,613,000	4,509,000	3,299,000
Medical device excise taxes	339,000	–	656,000	–
Amortization of purchased technology and intangibles	392,000	338,000	759,000	673,000
Total product costs and operating expenses	22,911,000	20,797,000	46,072,000	41,464,000

Operating earnings	4,442,000	3,940,000	7,346,000	7,067,000

Other earnings (expenses):
Interest expense	(3,000)	(3,000)	(6,000)	(6,000)
Foreign exchange gain (loss)	4,000	(25,000)	(9,000)	(21,000)

Earnings before income taxes	4,443,000	3,912,000	7,331,000	7,040,000

Income tax expense	(1,635,000)	(1,528,000)	(2,398,000)	(2,748,000)
Net earnings	$2,808,000	$2,384,000	$4,933,000	$4,292,000

Net earnings per share – basic	$0.17	$0.15	$0.31	$0.27
Net earnings per share – diluted	$0.17	$0.15	$0.29	$0.26

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net earnings	$2,808,000	$2,384,000	$4,933,000	$4,292,000
Other comprehensive earnings (loss), net of $0 tax: Foreign currency translation adjustments	75,000	(257,000)	(131,000)	(181,000)
Comprehensive earnings	$2,883,000	$2,127,000	$4,802,000	$4,111,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2013	2012
	(unaudited)
Operating activities
Net earnings	$4,933,000	$4,292,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,374,000	1,039,000
Amortization	759,000	673,000
Stock-based compensation	1,787,000	1,463,000
Deferred taxes, net	1,076,000	2,326,000
Excess tax benefit from stock-based compensation	(887,000)	–
Change in fair value of contingent consideration	(79,000)	(96,000)
Change in accounts receivable allowance	–	10,000
Changes in operating assets and liabilities:
Accounts receivable	(514,000)	(1,613,000)
Inventories	(67,000)	239,000
Prepaid expenses and other	(109,000)	280,000
Accounts payable	596,000	216,000
Accrued expenses and compensation	(129,000)	(374,000)
Amortization of deferred license fees and other deferred revenue	181,000	(180,000)
Net cash provided by operating activities	8,921,000	8,275,000

Investing activities
Purchase of property and equipment	(2,820,000)	(1,782,000)
Cash paid for acquisitions and license	–	(4,750,000)
Proceeds from the sale of property and equipment	–	8,000
Net cash used in investing activities	(2,820,000)	(6,524,000)

Financing activities
Repurchase of common shares	(1,126,000)	(5,402,000)
Excess tax benefit from stock-based compensation	887,000	–
Proceeds from the exercise of stock options and sale of stock, net of expenses	2,293,000	889,000
Net cash provided by (used in) financing activities	2,054,000	(4,513,000)
Increase (decrease) in cash and cash equivalents	8,155,000	(2,762,000)
Effect of exchange rate changes on cash and cash equivalents	(4,000)	(8,000)
Cash and cash equivalents at beginning of period	11,554,000	13,726,000
Cash and cash equivalents at end of period	$19,705,000	$10,956,000

Supplemental disclosure of cash flow
Cash paid for interest	$6,000	$6,000
Cash paid for taxes	$1,220,000	$509,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (ASC) 260, Earnings Per Share, basic net earnings per share for the three and six months ended June 30, 2013 and 2012 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options and restricted stock awards that were outstanding during the period.

Weighted average common shares outstanding for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Weighted average sharesoutstanding – basic	16,246,000	15,855,000	16,167,000	15,951,000
Weighted average shares outstanding – diluted	16,855,000	16,242,000	16,771,000	16,310,000

(3)	Revenue Recognition

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

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	June 30, 2013	December 31, 2012
	(unaudited)

Raw materials	$6,369,000	$6,674,000
Work-in-process	1,021,000	780,000
Finished goods	6,186,000	6,283,000
	$13,576,000	$13,737,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the six months ended June 30, 2013 are as follows:

	Goodwill	Acquired Intangibles
	(unaudited)
Balance at December 31, 2012	$10,387,000	$12,325,000
Amortization	–	(759,000)
Foreign currency translation adjustments	(36,000)	(20,000)
Balance at June 30, 2013	$10,351,000	$11,546,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At both June 30, 2013 and December 31, 2012, the allowance for doubtful accounts was $130,000.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At both June 30, 2013 and December 31, 2012, the sales and return allowance was $55,000.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $185,000 at both June 30, 2013 and December 31, 2012.

(7)	Concentrations of Credit and Other Risks

In the United States the Company sells its products and services directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either June 30, 2013 or December 31, 2012.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the six month periods ended June 30, 2013 and 2012 was 85% and 84% in the United States and 15% and 16% in international markets, respectively.  No single customer represented greater than 10% of the total net revenue for the three and six months ended June 30, 2013 and 2012.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

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

Boston Scientific Corporate Litigation

On May 16, 2013, the Company filed a patent infringement complaint in the United States District Court for the District of Minnesota against Boston Scientific Corporation (Boston Scientific).  The complaint alleges that Boston Scientific has infringed three patents owned by the Company concerning rapid exchange guide extension technology by manufacturing and selling its Guidezilla™ guide extension catheter, which received FDA 510(k) clearance in March 2013.  The Company is seeking an injunction against Boston Scientific prohibiting the manufacture and sale of its Guidezilla catheter, as well as damages for lost profits and legal costs.  On June 10, 2013, the Company filed a motion for preliminary injunction asking the court to enjoin Boston Scientific’s manufacture and sale of the Guidezilla catheter during the pendency of the litigation.  On July 11, 2013, Boston Scientific filed its answer and counterclaim, alleging that the Company’s patents are invalid, that the Guidezilla catheter does not infringe, and that the Company’s manufacture and sale of its GuideLiner® catheter violates a U.S. patent owned by Boston Scientific that has recently expired.  The counterclaim seeks unspecified damages and payment of Boston Scientific’s attorney’s fees, expenses and costs.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

Terumo Medical Corporation Litigation

On February 14, 2013, Terumo Corporation and Terumo Medical Corporation (Terumo) filed a complaint for patent and trademark infringement against the Company and Lepu Medical Technology (Beijing) Co. in the United States District Court for the District of New Jersey.  The complaint alleges that the R-Band™ radial compression device that was previously distributed by the Company and manufactured by Lepu Medical Technology infringed a Terumo patent. Terumo also alleges that the Company’s previous use of the product name R-Band infringed trademark rights it claims in its product name TR-Band™.  Terumo’s Complaint seeks unspecified damages and an injunction against further sales of the R-Band product.  On March 1, 2013, Terumo filed a motion seeking a preliminary injunction against the Company’s sales of the R-Band device during the pendency of the lawsuit.  In May 2013, the Company introduced its Vasc™ Band radial compression hemostatic device.  On May 15, 2013, without making any admissions on Terumo’s claims or the Company’s defenses, the Company stipulated that, beginning May 18, 2013 and during the pendency of the litigation, the Company would not make or sell the R-Band radial compression device or make commercial use of the name “R-Band” for any purpose.  Based on that stipulation, the Court continued the hearing on Terumo’s preliminary injunction motion indefinitely.  On June 28, 2013, the Company filed a motion for summary judgment on Terumo’s claim that the R-Band device infringed Terumo’s patent.

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to the Company’s Vari-Lase products, and in particular the use of the Vari-Lase® Short Kit for the treatment of perforator veins.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through June 30, 2013 of approximately $458,000 (0.1% of the Company’s total U.S. sales for such period) and has not been the subject of any reported serious adverse clinical event.  On August 14, 2012, the United States District Court for the Western District of Texas unsealed a qui tam complaint that had been filed on November 19, 2010 by Desalle Bui, a former sales employee of the Company, which is the basis for the U.S. Attorney’s civil investigation, to which the federal government, after three extensions of time, has elected to intervene, and its parallel criminal investigation.  The complaint contains allegations of off-label promotion of Vari-Lase products for the treatment of perforator veins, re-use of single-use Vari-Lase products and Company-provided kickbacks to physicians, resulting in alleged damages to the government of approximately $20 million.  An amended complaint limited to allegations of off-label promotion of the Vari-Lase Short Kit resulting in an unspecified amount of damages and penalties was filed by the U.S. Attorney’s Office in December 2012.  On January 31, 2013, the Company filed a motion to dismiss the amended complaint.  The motion to dismiss was denied on March 6, 2013.  The parties are in the discovery phase of the civil case, and the Court has set the civil case for trial in January 2015.

The Company believes the allegations are factually inaccurate and without merit, and therefore the Company intends to both fully comply with the U.S. Attorney’s civil and criminal investigations and defend the litigation.

From time to time, the Company is involved in additional legal proceedings arising in the normal course of business.  As of the date of this report, the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

King Agreements

On January 9, 2007, the Company entered into three separate agreements with King: a License Agreement, a Device Supply Agreement and a Thrombin-JMI Supply Agreement (See Note 8).  King was acquired by Pfizer, Inc. on February 28, 2011.  Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad®, Thrombi-Gel® and Thrombi-Paste® to King in exchange for a one-time license fee of $6,000,000.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for two separate $1,000,000 milestone payments; one upon the first commercial sale of Thrombi-Gel (which was received on May 31, 2007), and one upon the first commercial sale of Thrombi-Paste (which has not been received and is not expected to be received).  On July 6, 2011, King notified the Company that King was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making the decision to not proceed, the Company recognized revenue of $2,762,000 in the third quarter of 2011 as the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  Amortization of the deferred revenue will be $51,000 per quarter for the remainder of the 10-year license period, reflecting the remaining amortization allocated to the topical use indication of the Thrombi-Gel and Thrombi-Pad® products.  The unamortized license fee was $712,000 and $815,000 at June 30, 2013 and December 31, 2012, respectively.  The amortization of license fee was $103,000 and $102,000 for the six months ended June 30, 2013 and 2012, respectively.

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

The agreement included provisions requiring the Company to pay Nicolai GmbH specific amounts if the Company terminated the distribution agreement prior to the end of the five-year term.  The Company did not terminate the distribution agreement prior to the termination date.  The unamortized license fee was $-0- and $36,000 at June 30, 2013 and December 31, 2012, respectively.  The amortization of license fee was $36,000 and $73,000 for the six months ended June 30, 2013 and 2012, respectively.

Radius Medical Technologies, Inc. Contingent Consideration

On October 20, 2010, the Company acquired the assets related to the snare and retrieval product line business from Radius Medical Technologies, Inc. and Radius Medical, LLC (collectively, “Radius”).  Under the terms of the agreement the Company paid Radius a total of $6,449,000, consisting of $5,000,000 paid in cash at October 20, 2010 and $1,449,000 which was paid on June 9, 2011 upon the successful completion of the transfer of the manufacturing processes from Radius to the Company along with all fixed assets and inventory.  In addition, Radius is entitled to receive an annual cash contingent consideration payment based on 25% of the net sales of the acquired products which exceed $2.0 million, $2.5 million, and $3.0 million for the calendar years ending December 31, 2011, 2012 and 2013, respectively.  The range of possible contingent consideration payments is from $-0- if no sales are made in excess of the thresholds, to an undeterminable amount as the agreement does not contain a cap on the payment amounts.  In accordance with ASC 805, Business Combinations, a reduction of $79,000, $136,000, $96,000 and $586,000 in the liability amount was recorded at May 31, 2013, December 31, 2012, March 31, 2012 and September 30, 2011, respectively, and recognized as a gain in operating expenses within the general and administrative expenses.  At June 30, 2013 and December 31, 2012, the Company has recorded a liability for these contingent consideration payments in the amount of  $-0- and $79,000, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

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

The revolving credit agreement includes one covenant that the Company cannot have a maximum cash flow leverage ratio greater than 2.5 to 1.  The calculation of this covenant is determined by multiplying annual lease expense times six and adding any loans, then dividing this amount by the sum of earnings before interest, taxes, depreciation, amortization and annual operating lease payments.  The covenant is computed quarterly based on a rolling 12-month period.  The Company was in compliance with the covenant as of June 30, 2013.

As of and through-out the six months ended June 30, 2013, the Company had no outstanding balance against the revolving credit agreement.  Based on the Company’s eligible customer receivables, inventory, property and equipment and cash balances, $10,000,000 was available for borrowing as of June 30, 2013.

(11)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the six month periods ended June 30, 2013 and 2012, the Company recorded a provision for taxes of $2,398,000 and $2,748,000 on earnings before tax of $7,331,000 and $7,040,000 resulting in an effective income tax rate of 33% and 39%, respectively.  The reduced effective tax rate of 33% for the six months ended June 30, 2013 was due mainly to the impact of recognizing $300,000 of research and development credits in the first quarter of 2013 that had been deferred from 2012 pending Congressional action which was completed in January 2013 and the recognition of $53,000 of refundable Ireland research and development credits in the second quarter of 2013.

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  The Company considers projected future taxable earnings and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has recorded an unrecognized tax benefit of $1,074,000 as of both June 30, 2013 and December 31, 2012.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  As of June 30, 2013, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  Remaining open tax years at June 30, 2013 are 2009 through 2012.

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

St. Jude Medical, Cardiology Division, Inc.

On August 16, 2012, the Company acquired the assets related to the Venture® Wire Control Catheter business from St. Jude Medical, Cardiology Division, Inc. (St. Jude Medical).  Under the terms of the agreement, the Company agreed to pay St. Jude Medical a total of $3,000,000, consisting of $2,250,000 paid in cash at August 16, 2012 and $750,000 paid in cash on April 17, 2013, upon the successful completion of the transfer of the manufacturing processes from St. Jude Medical to the Company.  The Venture Wire Control Catheter is used as a deflectable tip catheter for steering a .014 inch guidewire via the arterial system to the coronary or peripheral vasculature.  This acquisition provides the Company with additional products that are sold directly into the Company’s existing customer base to generate incremental revenue.

The Company accounted for the transaction as a business combination in the third quarter of 2012.   In accordance with ASC 805 the purchase price is being allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

The purchase price was allocated as follows:

Inventory and equipment	$189,000
Purchased technology	850,000
Other intangibles	500,000
Goodwill	1,461,000
$3,000,000

The purchased technology and other intangible assets have an estimated useful life of 9 - 10 years.  The Company began amortizing the intangible assets when the Company began selling the products in the second quarter of 2013.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$27,353,000	$25,029,000	$53,418,000	$49,114,000
Net earnings	2,808,000	2,346,000	4,933,000	4,214,000
Net earnings per share
Basic	$0.17	$0.15	$0.31	$0.26
Diluted	$0.17	$0.14	$0.29	$0.26

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Six Months Ended June 30,
	2013		2012
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$34,066,000	12%	$30,320,000	16%
Hemostat products	11,806,000	1%	11,669,000	(1%)
Vein products and services	7,399,000	16%	6,367,000	22%
Total product revenue	53,271,000	10%	48,356,000	12%
License	147,000	(16%)	175,000	(59%)
Total revenue	$53,418,000	10%	$48,531,000	11%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our product portfolio includes a broad spectrum of over 75 products and services consisting of over 600 stock keeping units (SKUs) covering a wide array of devices used in vascular procedures.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three product categories – catheter products, hemostat products and vein products and services – based on similarities in the products.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also in new product development and additional regulatory approvals.  A significant portion of our net sales growth historically has been, and we expect to continue to be, attributable to new and enhanced products.

The interventional medical device industry is characterized by intense competition, rapidly evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•	The future regulatory approval of newly developed products. Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before they can be sold. The requirements for obtaining product approval have undergone change, and the FDA proposed additional changes to the product approval process in 2012. We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•	Successfully integrating acquired products and services into our existing operations. The acquisition of products and services complementary to our existing product portfolio and customer call point provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.

o	In December 2012, we acquired the Teirstein Edge device organizer and the AngioAssist docking station assets from Shepherd Scientific and have integrated these products into our operations.

o	In August 2012, we acquired the Venture Wire Control Catheter (Venture) assets from St. Jude Medical and have integrated this product into our operations.

o	In June 2012, we acquired the Accumed wrist positioning splint assets from Accumed and have integrated this product into our operations.

o	In January 2012, we acquired the rights, patents and intellectual property relating to our Pronto catheter from Dr. Pedro Silva and his affiliates.

For additional information on these acquisitions, see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for the quarter ended June 30, 2013.

•	Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. We have filed a patent infringement lawsuit against Boston Scientific Corporation alleging that Boston Scientific has infringed three patents owned by Vascular Solutions, Inc. concerning rapid exchange guide extension technology by manufacturing and selling its Guidezilla™ guide extension catheter. Boston Scientific has filed a counterclaim alleging that our GuideLiner catheter infringes a Boston Scientific patent that has recently expired. In addition, we have been named as a defendant in a patent and trademark infringement lawsuit filed by Terumo Corporation, and have been involved in material intellectual property litigation in the recent past (For further discussion of the Boston Scientific and Terumo litigation, see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q). Managing intellectual property assets and claims is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue:
Product revenue	100%	100%	100%	100%
License and collaboration revenue	-	-	-	-
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	31%	33%	32%	33%
Collaboration expenses	-	-	-	-
Research and development	13%	12%	13%	12%
Clinical and regulatory	4%	5%	4%	5%
Sales and marketing	25%	26%	26%	27%
General and administrative	9%	7%	9%	7%
Medical device excise taxes	1%	-	1%	-
Amortization of purchased technology and intangibles	1%	1%	1%	1%
Total product costs and operating expenses	84%	84%	86%	85%
Operating earnings	16%	16%	14%	15%
Other earnings and expenses, net	-	-	-	-
Earnings before income taxes.	16%	16%	14%	15%
Income taxes	(6%)	(6%)	(5%)	(6%)
Net earnings	10%	10%	9%	9%

Three and six months ended June 30, 2013, compared to three and six months ended June 30, 2012

Net revenue increased 11% to $27,353,000 for the quarter ended June 30, 2013 from $24,737,000 for the quarter ended June 30, 2012.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	7%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2012	4%
Product and service pricing	-%
11%

Approximately 85% and 84% of our net revenue was earned in the United States and 15% and 16% of our net revenue was earned in international markets for the three month periods ended June 30, 2013 and June 30, 2012, respectively.

Net revenue increased 10% to $53,418,000 for the six months ended June 30, 2013 from $48,531,000 for the six months ended June 30, 2012.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	7%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2012	3%
Product and service pricing	-%
10%

Approximately 85% and 84% of our net revenue was earned in the United States and 15% and 16% of our net revenue was earned in international markets for the six month periods ended June 30, 2013 and June 30, 2012, respectively.

We recognized $59,000 and $87,000 of license and collaboration revenue during the three month periods ended June 30, 2013 and 2012, respectively, and $147,000 and $175,000 of license and collaboration revenue during the six month periods ended June 30, 2013 and 2012, respectively, due to our license and device supply agreements with King and our distribution agreement with Nicolai.  The 5-year term of the distribution agreement with Nicolai expired on March 31, 2013.  Collaboration revenue of $8,000 was recognized for six months ended June 30, 2013 as a result of a development agreement we entered into to develop a new hemostatic device.  License and collaboration revenue will be approximately $51,000 per quarter for the remainder of the year, relating entirely to the King agreements, as minimal collaboration work is expected to be completed for the remainder of 2013.

Gross margin increased to 68.8% for the quarter ended June 30, 2013, compared to 66.7% for the quarter ended June 30, 2012.  The increase in gross margin was attributable to product mix and a shift in geographic mix to more sales in the Unites States versus international markets.  We expect gross margins to be between 68% and 69% for the remainder of the year, subject to variations in our selling mix between United States and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry and GuideLiner products.  Gross margin increased to 67.7% for the six month period ended June 30, 2013, compared to 66.9% for the six month period ended June 30, 2012.

Research and development expense for the second quarter of 2013 totaled $3,482,000, or 13% of revenue, compared to $2,953,000, or 12% of revenue, for the second quarter of 2012.  Research and development expense for the six month period ended June 30, 2013 totaled $6,887,000, or 13% of revenue, compared to $6,028,000, or 12% of revenue, for the six month period ended June 30, 2012.  Research and development expenses have increased as we have hired additional employees to improve the through-put of our new product development projects.  We expect our continuing research and development expenses to be approximately 11.5% to 12.5% of revenue for the remainder of 2013.

Clinical and regulatory expense for the second quarter of 2013 totaled $1,099,000, or 4% of revenue, compared to $1,172,000, or 5% of revenue, for the second quarter of 2012.  Clinical and regulatory expense for the six month period ended June 30, 2013 totaled $2,262,000, or 4% of revenue, compared to $2,304,000, or 5% of revenue, for the six month period ended June 30, 2012.  Clinical and regulatory expenses have remained relatively constant on a dollar basis compared to the three and six month periods ended June 30, 2012.  We expect clinical and regulatory expenses to continue to be approximately 4.0% of revenue for the remainder of 2013.

Sales and marketing expense for the second quarter of 2013 totaled $6,784,000, or 25% of revenue, compared to $6,490,000, or 26% of revenue, for the second quarter of 2012.  Sales and marketing expense for the six month period ended June 30, 2013 totaled $13,756,000, or 26% of revenue, compared to $13,091,000, or 27% of revenue, for the six month period ended June 30, 2012.  The decrease in sales and marketing expenses as a percentage of revenue for the second quarter of 2013 was due to our ability to continue to increase sales while maintaining our number of field sales employees constant.  We expect to maintain the same relative size of our direct U.S. sales force for the remainder of 2013.  We expect our sales and marketing expenses as a percentage of revenue to decline to approximately 24.0% to 24.5% for the remainder of 2013.

General and administrative expense for the second quarter of 2013 totaled $2,269,000, or 9% of revenue, compared to $1,613,000, or 7% of revenue, for the second quarter of 2012.  General and administrative expense for the six month period ended June 30, 2013 totaled $4,509,000, or 9% of revenue, compared to $3,299,000, or 7% of revenue, for the six month period ended June 30, 2012.  General and administrative expenses increased in the second quarter of 2013 compared to the second quarter of 2012 as a result of a $500,000 increase in legal expenses, primarily related to the patent infringement lawsuit filed against Boston Scientific in May 2013, the patent and trademark infringement lawsuit that was commenced by Terumo Corporation in February 2013 and the U.S. Attorney’s qui tam litigation that commenced in June 2011 (see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  For the six months ended June 30, 2013, legal expenses have increased $650,000 and stock based compensation expenses have increased $200,000 compared to the six months ended June 30, 2012.  Primarily due to estimated additional legal fees, we expect our general and administrative expenses to be approximately 8.0% to 9.0% of revenue for the remainder of 2013.

Medical device excise taxes for the second quarter of 2013 totaled $339,000, or 1.2% of revenue and $656,000 or 1.2% of revenue for the six months ended June 30, 2013.  This new U.S. tax on the sale of medical devices was effective January 1, 2013, so there were no corresponding amounts reported in 2012.  The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States.  The tax does not apply to service revenues.  The Company’s effective rate for this tax is less than the statutory rate due to international sales, service revenues and sales of purchased finished goods (where the seller is responsible for paying the tax).  We expect our medical device excise taxes to be approximately 1.2% to 1.3% of revenue for the remainder of 2013.

Amortization of purchased technology and other intangibles was $392,000 and $338,000 for the three months ended June 30, 2013 and 2012, respectively.   Amortization of purchased technology and other intangibles was $759,000 and $673,000 for the six months ended June 30, 2013 and 2012, respectively.  The amortization resulted from our product and license acquisitions.  As part of these asset purchases and licensing agreements, we allocated $14,900,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years.  For a complete discussion of the most recent acquisitions, see Note 12 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.  We expect amortization expense to be approximately $404,000 per quarter for the remainder of the year as we are now selling the Venture Wire Control catheter products acquired from St. Jude Medical and have begun amortizing the acquired intangible assets.

Income tax expense was $1,635,000 and $2,398,000 for the three and six months ended June 30, 2013, respectively, on earnings before tax of $4,443,000 and $7,331,000, respectively, resulting in an effective income tax rate of 37% and 33%, respectively.  The difference between the effective tax rate of 37% for the three month period ended June 30, 2013 and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state taxes and the recognition of $53,000 of refundable Ireland research and development credits in the second quarter of 2013.  The reduced effective tax rate of 33% for the six month period ended June 30, 2013 was due mainly to the impact of recognizing $300,000 of research and development credits in the first quarter of 2013 that had been deferred due to congressional delay at the end of 2012 and the recognition of $53,000 of refundable Ireland research and development credits in the second quarter of 2013.  For the three and six months ended June 30, 2012, income tax expense was $1,528,000 and $2,748,000, respectively, on earnings before tax of $3,912,000 and $7,040,000, respectively, resulting in an effective income tax rate of 39%.  We expect our effective income tax rate will be 37% to 39% for the remainder of 2013.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $19,705,000 at June 30, 2013 compared to $11,554,000 in cash and cash equivalents at December 31, 2012, an increase of $8,151,000.  The majority of our cash is maintained in our operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $8,921,000 of cash from operations for the six months ended June 30, 2013, primarily resulting from our net earnings of $4,933,000, non-cash stock-based compensation of $1,787,000 and non-cash depreciation and amortization expense of $2,133,000.  An increase in accounts payable contributed $596,000 to cash provided by operations for the period, which was mostly offset by a $514,000 increase in our accounts receivable for the six months ended June 30, 2013.  The increase in accounts receivable was consistent with revenue growth.

Cash used for investing activities.  We used $2,820,000 of cash in investing activities for the six months ended June 30, 2013 for capital expenditures relating to building improvements, and our purchase of additional manufacturing and research and development equipment.

Cash provided by financing activities.  We generated $2,054,000 of cash provided by financing activities for the six months ended June 30, 2013.  This amount consisted of the receipt of $1,715,000 upon the exercise of outstanding stock options, the receipt of $578,000 in exchange for the sale of common stock pursuant to our Employee Stock Purchase Plan and the recognition of $887,000 of excess tax benefits from stock based compensation.  These amounts we partially reduced by $1,126,000 of cash used to repurchase 70,080 shares of our common stock that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.

We have a $10 million revolving line of credit with US Bank, which has a 12-month term ending December 31, 2013, bears interest at the rate of LIBOR plus 1.60% and is secured by a first security interest in all of our assets.  As of June 30, 2013, we were in compliance with the financial covenant under the line of credit and we had no outstanding balance on the revolving line of credit, with an availability of $10 million.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $46.1 million at June 30, 2013 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous factors, including the amount of revenue from sales of our existing and new products; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

Contractual Obligations

The following table summarizes our contractual cash commitments as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$2,042,000	$906,000	$1,136,000	$-	$-
Total	$2,042,000	$906,000	$1,136,000	$-	$-

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.  We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act.  Forward-looking statements such as these are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements.   We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with patent infringement lawsuits, adoption of our new products, limited profitability, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Annual Report on Form 10-Q.  This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.   We undertake no obligation to and do not intend to revise or update publicly any forward-looking statement for any reason.

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $8,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros with our subsidiary in Ireland and our German distributor, Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness for borrowed money, but if we were to borrow amounts from our revolving credit line, we would be exposed to changes in interest rates.  Advances under our revolving credit line bear interest at an annual rate indexed to LIBOR.  We thus would be exposed to interest rate risk with respect to amounts outstanding under the line of credit to the extent that interest rates rise.  As we had no amounts outstanding on the line of credit at June 30, 2013, we have no exposure to interest rate changes on this credit facility.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  Additionally, we will be exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $20,000 on an annual basis.

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

During the fiscal quarter ended June 30, 2013, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have launched over 75 new products or services since 2003.  Our success will depend on the continued launch of new products and services and the medical community’s acceptance of our new products and services.  We cannot predict how quickly, if at all, the medical community will accept our new products and services, or, if accepted, the continuation or extent of their use.  Our potential customers must:

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

We are involved in, and may face additional, litigation which could prevent us from manufacturing and selling our products or services or result in our incurring substantial costs and liabilities.

The interventional medical device industry is characterized by numerous patent filings and subject to extensive regulation. As a result, participants in the industry frequently experience substantial intellectual property litigation and governmental inquiries, investigations and litigation.

Some companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage.  Intellectual property litigation has proven to be very complex, and the outcome of such litigation is difficult to predict.  While we do not believe that any of our products or services infringes any existing patent or other intellectual property right, it is highly likely that we will continue to become subject to intellectual property claims with respect to our new or existing products or services. Currently, we are involved in litigation with Terumo Corporation and Terumo Medical Corporation, which have filed a lawsuit against us alleging that we have infringed U.S. Patent No. 7,273,478 and U.S. Patent No. 7,498,477.

An adverse determination in any intellectual property litigation or interference proceedings against us could prohibit us from selling a product or service, subject us to significant immediate payments to third parties and require us to seek licenses from third parties.  The costs associated with these license arrangements may be substantial and could include substantial up-front payments and ongoing royalties.  Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all.  Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a product or service.

We are, and in the future may become, involved in litigation to protect our intellectual property rights.  On May 16, 2013, we filed a patent infringement complaint in the U.S. District Court for the District of Minnesota against Boston Scientific Corporation alleging, among other things, that it is infringing three of our United States patents. Boston Scientific filed a counterclaim alleging that our GuideLiner catheter infringes a Boston Scientific patent that has recently expired.  We cannot be sure of the outcome of our claim or the counterclaim.  If we prevail in our claim, we cannot be sure whether any remedy will adequately protect our intellectual property.  If Boston Scientific prevails in its counterclaim, we may be required to pay damages.

The products and business activities of medical device companies are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities.  These authorities and members of Congress have been increasing their scrutiny over the medical device industry.  In recent years, the U.S. Congress, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense have issued subpoenas and other requests for information to, conducted investigations of and commenced civil and criminal litigation against medical device manufacturers, primarily related to financial arrangements with health care providers, regulatory compliance and product promotional practices.  The U.S. Attorney’s Office for the Western District of Texas has a pending action against us involving allegations of off-label promotion.  We believe the allegations are factually inaccurate and without merit.  We anticipate that these governmental authorities will continue to scrutinize our industry closely, and that additional regulation by government authorities may increase compliance costs, exposure to the risks of civil and criminal litigation, and other potentially adverse effects on our operations.

Our involvement in these intellectual property claims and governmental actions, whether ongoing or filed in the future and regardless of the merits of the action or complaint against us, could divert the attention of our technical and management personnel away from the development and marketing of our products and services for significant periods of time.  The costs incurred related to these actions and claims could have a material adverse effect on our results of operations or financial condition, even if we ultimately prevail in them.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2013	242	(1)	$16.12	-	-
May 1 – 31, 2013	-		-	-	-
June 1 – 30, 2013	420	(1)	$15.12	-	-

(1)  At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 242 shares of common stock in April and 420 shares of common stock in June, all at the fair market value of the common stock on the day the employees’ awards vested, to satisfy income tax withholding obligations for those employees.

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

VASCULAR SOLUTIONS, INC.

Date: July 23, 2013	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)