Form 10-Q
period 2014-03-31
VASCULAR SOLUTIONS INC
filed 2014-04-22
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

The registrant had 17,125,734 shares of common stock, $.01 par value per share, outstanding as of April 18, 2014.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$32,762,000	$30,785,000
Accounts receivable, net of reserves of $280,000 and $200,000 in 2014 and 2013, respectively	15,845,000	14,481,000
Inventories	15,238,000	14,002,000
Prepaid expenses and other	3,100,000	2,472,000
Current portion of deferred tax assets	6,000,000	6,000,000
Total current assets	72,945,000	67,740,000

Property, plant and equipment, net	16,734,000	16,187,000
Goodwill	10,537,000	10,532,000
Intangible assets, net	11,534,000	11,943,000
Deferred tax assets, net of current portion and liabilities	1,690,000	1,739,000
Total assets	$113,440,000	$108,141,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,310,000	$3,762,000
Accrued compensation	4,026,000	4,365,000
Accrued expenses	3,373,000	2,467,000
Accrued royalties	228,000	235,000
Current portion of deferred revenue and contingent consideration	531,000	556,000
Total current liabilities	13,468,000	11,385,000

Long-term deferred revenue and contingent consideration, net of current portion	355,000	406,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,125,734 – 2014; 16,964,953 – 2013	171,000	170,000
Additional paid-in capital	93,116,000	92,346,000
Accumulated other comprehensive earnings	(304,000)	(1,000)
Retained earnings	6,634,000	3,835,000
Total shareholders’ equity	99,617,000	96,350,000
Total liabilities and shareholders’ equity	$113,440,000	$108,141,000

See accompanying notes.

Note:  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)

Net revenue:
Product revenue	$29,845,000	$25,977,000
License and collaboration revenue	62,000	87,000
Total revenue	29,907,000	26,064,000

Product costs and operating expenses:
Cost of goods sold	9,583,000	8,697,000
Collaboration expenses	11,000	–
Research and development	3,290,000	3,405,000
Clinical and regulatory	1,300,000	1,163,000
Sales and marketing	7,736,000	6,971,000
General and administrative	2,859,000	2,240,000
Medical device excise taxes	345,000	317,000
Amortization of purchased technology and intangibles	412,000	367,000
Total product costs and operating expenses	25,536,000	23,160,000

Operating earnings	4,371,000	2,904,000

Other earnings (expenses):
Interest expense	–	(3,000)
Foreign exchange gain (loss)	2,000	(13,000)

Earnings before income taxes	4,373,000	2,888,000

Income tax expense	(1,574,000)	(763,000)
Net earnings	$2,799,000	$2,125,000

Net earnings per share – basic	$0.17	$0.13
Net earnings per share – diluted	$0.16	$0.13

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)

Net earnings	$2,799,000	$2,125,000
Other comprehensive losses, net of $0 tax: Foreign currency translation adjustments	(304,000)	(206,000)
Comprehensive earnings	$2,495,000	$1,919,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2014	2013
	(unaudited)
Operating activities
Net earnings	$2,799,000	$2,125,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	772,000	658,000
Amortization	412,000	367,000
Stock-based compensation	1,285,000	1,055,000
Deferred taxes, net	49,000	97,000
Excess tax benefit from stock-based compensation	–	(444,000)
Gain on disposal of equipment	(5,000)	–
Change in accounts receivable allowance	80,000	20,000
Changes in operating assets and liabilities:
Accounts receivable	(1,443,000)	(709,000)
Inventories	(1,233,000)	137,000
Prepaid expenses and other	(629,000)	(9,000)
Accounts payable	1,548,000	541,000
Accrued expenses and compensation	404,000	842,000
Amortization of deferred license fees and other deferred revenue	(77,000)	245,000
Net cash provided by operating activities	3,962,000	4,925,000

Investing activities
Purchase of property and equipment	(1,323,000)	(1,842,000)
Proceeds from the sale of equipment	9,000	–
Net cash used in investing activities	(1,314,000)	(1,842,000)

Financing activities
Repurchase of common shares	(1,805,000)	(1,116,000)
Excess tax benefit from stock-based compensation	397,000	444,000
Proceeds from the exercise of stock options and sale of stock, net of expenses	895,000	106,000
Net cash used in financing activities	(513,000)	(566,000)
Increase in cash and cash equivalents	2,135,000	2,517,000
Effect of exchange rate changes on cash and cash equivalents	(158,000)	(18,000)
Cash and cash equivalents at beginning of period	30,785,000	11,554,000
Cash and cash equivalents at end of period	$32,762,000	$14,053,000

Supplemental disclosure of cash flow
Cash paid for interest	$3,000	$3,000
Cash paid for taxes	$459,000	$269,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Vascular Solutions, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.  Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	Net Earnings per Share

In accordance with Accounting Standards Codification (ASC) 260, Earnings Per Share, basic net earnings per share for the three months ended March 31, 2014 and 2013 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options and restricted stock awards that were outstanding during the period.

Weighted average common shares outstanding for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Weighted average shares outstanding – basic	16,686,000	16,043,000
Weighted average shares outstanding – diluted	17,538,000	16,720,000

(3)	Revenue Recognition

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

The Company’s revenues from license agreements and research collaborations are recognized when earned.  In accordance with ASC 605, for revenues which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605.

The Company currently has a license agreement with King Pharmaceuticals, Inc. (King), now a subsidiary of Pfizer, Inc., under which the Company licensed the exclusive rights of Thrombi-Pad®, Thrombi-Gel® and Thrombi-Paste TM products to King in exchange for a license fee.  The Company is amortizing the license fees on a straight-line basis over the projected 10 year economic life of the products.  The Company determines the economic life of the products under its license agreements by evaluating similar products the Company has launched or other similar products in the medical industry.  In addition, the Company had a five-year license agreement with Nicolai, GmbH in which the Company was amortizing the license fee on a straight-line basis over the five-year life of the agreement.  This agreement was fully amortized during 2013.

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
Notes to Unaudited Consolidated Financial Statements – Continued

(4)	Inventories

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	March 31, 2014	December 31, 2013
	(unaudited)

Raw materials	$7,203,000	$6,386,000
Work-in-process	1,212,000	926,000
Finished goods	6,823,000	6,690,000
	$15,238,000	$14,002,000

(5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the three months ended March 31, 2014 are as follows:

	Goodwill	Acquired Intangibles
	(unaudited)
Balance at December 31, 2013	$10,532,000	$11,943,000
Amortization	–	(412,000)
Foreign currency translation adjustments	5,000	3,000
Balance at March 31, 2014	$10,537,000	$11,534,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on an individual credit evaluation and the specific circumstances of the customer.  At March 31, 2014 and December 31, 2013, the allowance for doubtful accounts was $215,000 and $150,000, respectively.

All product returns must be pre-approved, and if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At March 31, 2014 and December 31, 2013, the sales and return allowance was $65,000 and $50,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $280,000 and $200,000 at March 31, 2014 and December 31, 2013, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

(7)	Concentrations of Credit and Other Risks

In the United States, the Company sells its products and services directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either March 31, 2014 or December 31, 2013.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for both of the three month periods ended March 31, 2014 and 2013 was 84% in the United States and 16% in international markets.  No single customer represented greater than 10% of the total net revenue for the three months ended March 31, 2014 and 2013.

(8)	Dependence on Key Suppliers

The Company purchases certain key components from single-source suppliers.  Any significant component delay or interruption could require the Company to qualify new sources of supply, if available, and could have a material adverse effect on the Company’s financial condition and results of operations.

King Pharmaceuticals

The Company purchases its requirements for thrombin (a component in the Hemostat products) under a Thrombin-JMI Supply Agreement entered into with King on January 9, 2007.  Under the terms of the Thrombin-JMI Supply Agreement, King agrees to manufacture and supply thrombin to the Company on a non-exclusive basis.  The Thrombin-JMI Supply Agreement does not contain any minimum purchase requirements.  King agrees to supply the Company with such quantity of thrombin as the Company may order at a fixed price throughout the term of the Thrombin-JMI Supply Agreement as adjusted for inflation, variations in potency and other factors.  The Thrombin-JMI Supply Agreement has an initial term of 10 years, followed by successive automatic one-year extensions, subject to termination by the parties under certain circumstances, including: (i) termination by King without cause any time after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to the Company, and (ii) termination by the Company without cause any time after the fifth anniversary of the date of the Thrombin-JMI Supply Agreement upon five years prior written notice to King provided that the Device Supply Agreement, which the Company also entered into with King on January 9, 2007, has expired on its terms or the parties have agreed to terminate it.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

(9)	Commitments and Contingencies

Boston Scientific Corporate Litigation

On May 16, 2013, the Company filed a patent infringement complaint in the United States District Court for the District of Minnesota against Boston Scientific Corporation (Boston Scientific).  The complaint alleges that Boston Scientific has infringed three of the Company’s patents concerning rapid exchange guide extension technology by manufacturing and selling its Guidezilla™ guide extension catheter, which received FDA 510(k) clearance in March 2013.  The Company is seeking an injunction against Boston Scientific prohibiting the manufacture and sale of its Guidezilla catheter, as well as damages for lost profits and legal costs.  On June 10, 2013, the Company filed a motion for preliminary injunction asking the court to enjoin Boston Scientific’s manufacture and sale of the Guidezilla catheter during the pendency of the litigation.  On July 11, 2013, Boston Scientific filed its answer and counterclaim, alleging the Company’s patents are invalid, that the Guidezilla catheter does not infringe, and that the Company’s manufacture and sale of its GuideLiner catheter violates a U.S. patent owned by Boston Scientific that expired in June 2013.  The counterclaim seeks unspecified damages and payment of Boston Scientific’s attorney’s fees, expenses and costs.  On December 9, 2013, the District Court granted the Company’s motion for a preliminary injunction prohibiting Boston Scientific from making, using, offering for sale or selling its Guidezilla catheter during the pendency of the parties’ on-going patent infringement litigation.  On December 12, 2013, the District Court stayed the preliminary injunction to permit it to consider whether to permit Boston Scientific to move for reconsideration of the preliminary injunction.  On December 23, 2013, the District Court denied Boston Scientific’s request for permission to file a motion to reconsider the preliminary injunction and lifted the stay on the preliminary injunction effective January 13, 2014.  On December 27, 2013, Boston Scientific filed a motion with the United States Court of Appeals for the Federal Circuit for a stay, pending appeal, of the District Court’s preliminary injunction order and an interim stay pending the Federal Circuit’s consideration of the motion.  On January 8, 2014, the Federal Circuit issued an order denying Boston Scientific’s motion for an interim stay of the preliminary injunction.  On January 13, 2014, the preliminary injunction became effective prohibiting Boston Scientific from making, using, offering for sale or selling the Guidezilla guide extension catheter in the United States during the pendency of the patent litigation. On January 17, 2014, the Federal Circuit issued an order denying Boston Scientific’s motion for a stay of the preliminary injunction pending appeal. On April 15, 2014 the Federal Circuit vacated the preliminary injunction on appeal, holding that “at this stage of the case the record is too incomplete ...to warrant the grant of a preliminary injunction.” The Federal Circuit's ruling on the preliminary injunction does not affect the underlying patent litigation, which is currently scheduled to be ready for trial on or after March 2015 in the District Court.

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to Vari-Lase products, and in particular the use of the Vari-Lase Short Kit for the treatment of perforator veins.  Subsequently, the Company learned that the U.S. Attorney’s Office has commenced a criminal investigation of the same matter.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through March 31, 2014 of approximately $493,000 (0.1% of the Company’s total U.S. sales for such period) and has not been the subject of any reported serious adverse clinical event.  On August 14, 2012, the United States District Court for the Western District of Texas unsealed a qui tam complaint that had been filed on November 19, 2010 by Desalle Bui, a former sales employee of the Company, which is the basis for the U.S. Attorney’s civil investigation, to which the federal government, after three extensions of time, elected to intervene.  The complaint contains allegations of off-label promotion of Vari-Lase products for the treatment of perforator veins, re-use of single-use Vari-Lase products and kickbacks to physicians, resulting in alleged damages to the government of approximately $20 million.  An amended complaint limited to allegations of off-label promotion of the Vari-Lase Short Kit resulting in an unspecified amount of damages and penalties was filed by the U.S. Attorney’s Office in December 2012.  On January 22, 2014, the Company agreed with the U.S. Attorney’s Office to settle the civil lawsuit.  The terms of the settlement are that the Company will make a payment of $520,000, the Company will make no admission of fault or liability, and the U.S. Attorney’s Office will dismiss the civil lawsuit with prejudice and release all civil claims that were, or could have been, brought against the Company in the civil lawsuit.  The formal settlement agreement has not been completed and signed, and therefore the $520,000 settlement payment is included in accrued expenses as of March 31, 2014 and December 31, 2013.  Settlement of the civil lawsuit will have no effect upon the criminal investigation, which is continuing.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

From time to time, the Company is involved in additional legal proceedings arising in the normal course of business.  As of the date of this report, the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

King Agreements

On January 9, 2007, the Company entered into a License Agreement and a Device Supply Agreement with King. Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King in exchange for a one-time license fee.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for an initial payment.  The unamortized license fee was $559,000 and $610,000 at March 31, 2014 and December 31, 2013, respectively.  Amortization of the deferred revenue will be $51,000 per quarter for the remainder of the 10-year license period.  The amortization of license fee was $51,000 for the three months ended March 31, 2014 and 2013.

(10)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the three month periods ended March 31, 2014 and 2013, the Company recorded a provision for taxes of $1,574,000 and $763,000 on earnings before tax of $4,373,000 and $2,888,000 resulting in an effective income tax rate of 36% and 26%, respectively.  The difference between the effective tax rate of 36% for the three months ended March 31, 2014 and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state taxes.  The difference between the effective tax rate of 26% for the three months ended March 31, 2013 and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of recognizing $300,000 of research and development credits in the first quarter of 2013 that had been deferred from 2012 pending Congressional action which was completed in January 2013.

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  The Company considers projected future taxable earnings and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has recorded an unrecognized tax benefit of $1,268,000 as of both March 31, 2014 and December 31, 2013.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  As of March 31, 2014, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  At March 31, 2014, tax years 2009 through 2013 remain open to examination.

(11)	Business Combinations and Asset Acquisitions

Northeast Scientific

On September 17, 2013, the Company entered into an eight-year reprocessing services agreement with Northeast Scientific, Inc. (NES), a FDA-registered reprocessor of medical devices, whereby the Company paid NES a non-refundable amount of $500,000 for the exclusive right to offer NES’ reprocessing services in the United States for a commercial medical device.  NES is pursuing FDA approval for its reprocessing services for the device.  In the event FDA approval is obtained prior to July 1, 2014, the Company is required under the terms of the agreement to pay NES a non-refundable amount of $500,000.  If FDA approval is obtained on/or after July 1, 2014, the Company is required to pay NES a non-refundable amount of $400,000.  The agreement has an annual minimum unit termination clause, allowing NES to terminate the agreement if the Company does not meet certain annual minimums.

The Company accounted for the transaction as a non-business asset acquisition in the third quarter of 2013.  In accordance with ASC 805, the purchase price of $900,000 was assigned to an intangible asset and no goodwill was recognized.  The Company recorded a $400,000 accrual in the third quarter of 2013 in addition to the $500,000 payment, as the Company believes the FDA approval will occur after July 1, 2014.  The Company will begin amortizing the intangible asset on a per unit basis over the remaining term of the agreement once the Company begins to send units to NES to be reprocessed.

(12)	Products and Services

The Company has three product categories as follows:

•	Catheter products consist principally of catheters used in minimally invasive medical procedures for the diagnosis or treatment of vascular conditions, such as the GuideLiner® catheter used to access discrete regions of the coronary anatomy and the Pronto® extraction catheters used in treating acute myocardial infarction. This category also includes products used in connection with gaining percutaneous access to the vasculature to perform minimally invasive procedures, such as micro-introducer kits.
•	Hemostat products consist principally of blood clotting products, such as the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets. This category also includes our line of devices used in radial artery procedures, such as our Accumed™ wrist positioning splints and Vasc™ Band inflatable compression bands.
•	Vein products and services consist principally of the Vari-Lase® endovenous laser, a laser console and procedure kit used for the treatment of varicose veins, and a reprocessing service for the ClosureFAST radiofrequency vein ablation catheter.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Three Months Ended March,
	2014		2013
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$19,164,000	15%	$16,627,000	12%
Hemostat products	5,997,000	4%	5,779,000	(2%)
Vein products and services	4,684,000	31%	3,571,000	21%
Total product revenue	29,845,000	15%	25,977,000	10%
License	62,000	(29%)	87,000	-%
Total revenue	$29,907,000	15%	$26,064,000	10%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In September 2013, we made an initial payment to Northeast Scientific, Inc. (NES) for the acquisition of exclusive eight-year rights to sell reprocessing services in the U.S. for an existing commercial medical device, pending FDA approval of the reprocessing procedure, which NES is pursuing in 2014.  For additional information on this transaction, see Note 11 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for the quarter ended March 31, 2014.

•	Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. On October 14, 2013 we reached an agreement with Terumo Corporation and Terumo Medical Corporation (Terumo) to settle a patent and trademark infringement lawsuit brought by Terumo against us related to a prior version of our Vasc Band radial compression device in exchange for a one-time payment to Terumo in the amount of $812,500. On May 16, 2013, we filed a patent and copyright infringement complaint in the U.S. District Court for the District of Minnesota against Boston Scientific Corporation alleging that it is infringing three of our United States patents related to our GuideLiner guide extension product. Boston Scientific filed a counterclaim alleging that our GuideLiner catheter infringes a Boston Scientific patent that expired in June 2013. The Boston Scientific patent litigation is ongoing. Managing intellectual property assets and claims is a significant challenge for our business (For further discussion of the Boston Scientific, see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q). Managing intellectual property assets and claims is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2014	2013
Net revenue:
Product revenue	100%	100%
License and collaboration revenue	-	-
Total revenue	100%	100%

Product costs and operating expenses:
Cost of goods sold	32%	33%
Collaboration expenses	-	-
Research and development	11%	13%
Clinical and regulatory	4%	5%
Sales and marketing	26%	27%
General and administrative	10%	9%
Medical device excise taxes	1%	1%
Amortization of purchased technology and intangibles	1%	1%
Total product costs and operating expenses	85%	89%
Operating earnings	15%	11%
Other earnings and expenses, net	-	-
Earnings before income taxes .	15%	11%
Income taxes	(6%)	(3%)
Net earnings	9%	8%

Three months ended March 31, 2014, compared to three months ended March 31, 2013

Net revenue increased 15% to $29,907,000 for the quarter ended March 31, 2014 from $26,064,000 for the quarter ended March 31, 2013.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	15%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2013	2%
Product and service pricing	(2%)
15%

Approximately 84% of our net revenue was earned in the United States and 16% of our net revenue was earned in international markets for both of the three month periods ended March 31, 2014 and March 31, 2013.

We recognized $62,000 and $87,000 of license and collaboration revenue during the three month periods ended March 31, 2014 and 2013, respectively, due to our license and device supply agreements with King and our distribution agreement with Nicolai.  The 5-year term of the distribution agreement with Nicolai expired on March 31, 2013.  Collaboration revenue of $11,000 and $-0- was recognized during the three months ended March 31, 2014 and 2013, respectively, as a result of an agreement we entered into in April 2013 to develop a new hemostatic device for a third party.  License and collaboration revenue is expected to be approximately $250,000 for the remainder of 2014.

Gross margin increased to 68.0% for the quarter ended March 31, 2014, compared to 66.6% for the quarter ended March 31, 2013.  The increase in gross margin was due to approximately $500,000 of costs incurred in the first quarter of 2013 in connection with a worldwide recall of Guardian® hemostasis vales, which had no equivalent in the first quarter of 2014.  We expect gross margins to be between 67.5% and 68.5% per quarter for the remainder of 2014, subject to variations in our selling mix between United States and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry and GuideLiner products.

Research and development expense for the first quarter of 2014 totaled $3,290,000, or 11% of revenue, compared to $3,405,000, or 13% of revenue, for the first quarter of 2013.  Research and development expenses have remained constant on a dollar basis compared to the three month period ended March 31, 2013.  We expect our continuing research and development expenses to be approximately 11.5% to 12.5% of revenue for the remainder of 2014.

Clinical and regulatory expense for the first quarter of 2014 totaled $1,300,000, or 4% of revenue, compared to $1,163,000, or 5% of revenue, for the first quarter of 2013.  Clinical and regulatory expenses have increased on a dollar basis compared to the quarter ended March 31, 2013, due to additional work being completed relating to anticipated future clinical studies.  We expect clinical and regulatory expenses to continue to be approximately 4.0% of revenue for the remainder of 2014.

Sales and marketing expense for the first quarter of 2014 totaled $7,736,000, or 26% of revenue, compared to $6,971,000, or 27% of revenue, for the first quarter of 2013.  The decrease in sales and marketing expenses as a percentage of revenue for the first quarter of 2014 was due to our ability to continue to increase sales while maintaining our number of field sales employees constant.  We expect to maintain the same relative size of our direct U.S. sales force for the remainder of 2014.  As result, we expect our sales and marketing expenses as a percentage of revenue to be approximately 23.0% to 24.0% for the remainder of 2014.

General and administrative expense for the first quarter of 2014 totaled $2,859,000, or 10% of revenue, compared to $2,240,000, or 9% of revenue, for the first quarter of 2013.  General and administrative expenses increased on a dollar basis in the first quarter of 2014 compared to the first quarter of 2013 as a result of a $522,000 increase in legal expenses, primarily related to the patent infringement lawsuit filed against Boston Scientific in May 2013 and the U.S. Attorney’s qui tam litigation and criminal investigation (see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  While litigation and investigation expenses are difficult to forecast, we expect legal fees to remain at an elevated level for the remainder of 2014 due to these two on-going items.  As a result, we expect general and administrative expense to be approximately 9.0% to 10.0% of revenue for the remainder of 2014.

Medical device excise taxes for the first quarter of 2014 totaled $345,000, or 1.2% of revenue, compared to $317,000, or 1.2% of revenue, for the first quarter of 2013.  The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States.  The tax does not apply to service revenues or international sales.  The Company’s effective rate for this tax is less than the statutory rate due to international sales, service revenues and sales of purchased finished goods (where the seller is responsible for paying the tax).  We expect our medical device excise taxes to be approximately 1.2% of revenue for the remainder of 2014.

Amortization of purchased technology and other intangibles was $412,000 and $367,000 for the three months ended March 31, 2014 and 2013, respectively.   The amortization resulted from our product and license acquisitions.  As part of these asset purchases and licensing agreements, we allocated $16,000,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years.  For a complete discussion of the most recent acquisition, see Note 11 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.  We expect amortization expense to be approximately $410,000 per quarter for the remainder of 2014.

Income tax expense was $1,574,000 for the three months ended March 31, 2014, on earnings before tax of $4,373,000, resulting in an effective income tax rate of 36%.  The difference between the effective tax rate of 36% and the statutory rate of 34%, relates primarily to the impact of state taxes.  We expect our effective income tax rate will be approximately 36.0% per quarter for the remainder of 2014.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $32,762,000 at March 31, 2014 compared to $30,785,000 in cash and cash equivalents at December 31, 2013, an increase of $1,977,000.  The majority of our cash is maintained in our operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $3,962,000 of cash from operations for the three months ended March 31, 2014, primarily resulting from our net earnings of $2,799,000, non-cash depreciation and amortization expense of $1,184,000 and non-cash stock-based compensation of $1,285,000.  Cash from operations was reduced by a $1,443,000 increase in our accounts receivable, a $1,233,000 increase in inventory, and a $629,000 increase in prepaid expenses for the three months ended March 31, 2014.  These cash reductions were partially off-set by a $1,548,000 increase in accounts payable and a $404,000 increase in accrued expenses.  The increases in accounts receivable and inventory were both consistent with our expectations.

Cash used for investing activities.  We used $1,314,000 of cash in investing activities for the three months ended March 31, 2014, primarily consisting of the $1,323,000 of capital expenditures relating to the purchase of manufacturing and computer equipment, as well as the purchase of additional research and development equipment.

On February 18, 2014 we entered into a purchase agreement with IRET – Plymouth, LLC (“IRET”) to acquire a manufacturing and office building of approximately 79,300 square feet located at 6464 Sycamore Court North, Maple Grove, Minnesota, for a total purchase price of $7,200,000 (the “Purchase Agreement”).  Subject to the satisfaction of certain terms and closing conditions customary for a real estate transaction of this type, the closing is expected to take place on December 1, 2014.  Under the terms of the Purchase Agreement, in February 2014 we deposited $400,000 into escrow to be held as earnest money until the closing of the transaction.  We currently lease the building and intend to continue to do so.  The building houses our principal manufacturing, research and development and regulatory operations.  We intend to expand the manufacturing capacity of the building and move our research and development and regulatory operations into an adjoining office building that we currently own during the remainder of 2014.

Cash provided by financing activities.  We used $513,000 of cash in financing activities for the three months ended March 31, 2014.  This amount was primarily due to the $1,805,000 of cash used to repurchase 77,410 shares of our common stock that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.  This amount was reduced by the receipt of $895,000 upon the exercise of outstanding stock options and the recognition of $397,000 of excess tax benefits from stock based compensation.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $59.5 million at March 31, 2014 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

Contractual Obligations

The following table summarizes our contractual cash commitments as of March 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase of building	$6,800,000	$6,800,000	$-	$-	$-
Facility operating leases	1,363,000	908,000	455,000	-	-
Product license rights	400,000	400,000	-	-	-
Total	$8,563,000	$8,108,000	$455,000	$-	$-

We do not have any other significant cash commitments related to supply agreements, nor do we have any other significant commitments for capital expenditures.

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

The material accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and which require complex management judgment are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 under the caption “Critical Accounting Policies.”

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.  We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act.  Forward-looking statements such as these are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements.   We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with patent infringement lawsuits and government criminal investigations, adoption of our new products, limited profitability, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, and those factors set forth under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Annual Report on Form 10-Q.  This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.   We undertake no obligation to, and do not intend to, revise or update publicly any forward-looking statement for any reason.

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $65,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros with our subsidiary in Ireland and our German distributor, Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We are exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $33,000 on an annual basis.

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

During the fiscal quarter ended March 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 16, 2013, we filed a patent and copyright infringement complaint in the U.S. District Court for the District of Minnesota against Boston Scientific Corporation alleging that it is infringing three of our United States patents by manufacturing and selling its Guidezilla guide extension catheter.  Boston Scientific filed a counterclaim alleging that our GuideLiner catheter infringes a Boston Scientific patent that expired in June 2013.  We cannot be sure of the outcome of our claim or the counterclaim.  If we prevail in our claim, we cannot be sure whether any remedy will adequately protect our intellectual property.  If Boston Scientific prevails in its counterclaim, we may be required to pay damages.

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

During 2012, the U.S. Attorney’s Office for the Western District of Texas intervened in a qui tam civil lawsuit initiated against us involving allegations of off-label promotion of our Vari-Lase Short Kit endovenous laser product (see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  Subsequently, we learned that the U.S. Attorney’s Office has commenced a criminal investigation of the same matter.  On January 22, 2014, we agreed with the U.S. Attorney’s Office to settle the civil lawsuit.  The terms of the settlement are that we will make a payment of $520,000, we will make no admission of fault or liability, and the U.S. Attorney’s Office will dismiss the civil lawsuit with prejudice and release all civil claims that were, or could have been, brought against us in the civil lawsuit.  The formal settlement agreement has not been completed and signed, and therefore the $520,000 settlement payment is included in accrued expenses as of March 31, 2014 and December 31, 2013.  Settlement of the civil lawsuit will have no effect upon the criminal investigation, which is continuing.

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

We also distribute finished products that are available only from their manufacturer.  In addition, the reprocessing services that we offer are performed by a single provider.  Operational, quality or regulatory issues of the manufacturers of the products we distribute, or the provider of our reprocessing services, could constrain or interrupt the availability of those products or services.  Any constrain or interruption in supply of finished products that we distribute, or the reprocessing services that we offer, could have a material adverse effect on our ability to sell products and services to customers, our financial condition and our results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2014	56,503	$23.19	-	-
February 1 – 28, 2014	19,647	$23.50	-	-
March 1 – 31, 2014	1,260	$26.19	-	-

(1)  At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 56,503 shares of common stock in January, 19,647 in February and 1,260 shares of common stock in March, all at the fair market value of the common stock on the day the employees’ awards vested, to satisfy income tax withholding obligations for those employees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

 None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2000).
3.2	Amended and Restated Bylaws of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 of Vascular Solutions’ Form 8-K dated October 19, 2007).
4.1	Specimen of Common Stock certificate (incorporated by reference to Exhibit 4.1 of Vascular Solutions’ Registration Statement on Form S-1 (File No. 333-84089)).
10.1
Purchase Agreement dated February 18, 2014 by and between IRET-Plymouth, LLC and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K filed February 20, 2014).

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

VASCULAR SOLUTIONS, INC.

Date: April 22, 2014	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)