Form 10-Q
period 2014-06-30
VASCULAR SOLUTIONS INC
filed 2014-07-22
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
     (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

The registrant had 17,181,767 shares of common stock, $.01 par value per share, outstanding as of July 18, 2014.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$36,046,000	$30,785,000
Accounts receivable, net of reserves of $315,000 and $200,000 in 2014 and 2013, respectively	15,697,000	14,481,000
Inventories	15,596,000	14,002,000
Prepaid expenses and other	3,184,000	2,472,000
Current portion of deferred tax assets	6,000,000	6,000,000
Total current assets	76,523,000	67,740,000

Property, plant and equipment, net	16,920,000	16,187,000
Goodwill	10,510,000	10,532,000
Intangible assets, net	11,108,000	11,943,000
Deferred tax assets, net of current portion and liabilities	2,056,000	1,739,000
Total assets	$117,117,000	$108,141,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,026,000	$3,762,000
Accrued compensation	4,325,000	4,365,000
Accrued expenses	3,364,000	2,467,000
Accrued royalties	202,000	235,000
Current portion of deferred revenue and contingent consideration	515,000	556,000
Total current liabilities	12,432,000	11,385,000

Long-term deferred revenue and contingent consideration, net of current portion	304,000	406,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,181,767 – 2014; 16,964,953 – 2013	172,000	170,000
Additional paid-in capital	94,573,000	92,346,000
Accumulated other comprehensive earnings	(202,000)	(1,000)
Retained earnings	9,838,000	3,835,000
Total shareholders’ equity	104,381,000	96,350,000
Total liabilities and shareholders’ equity	$117,117,000	$108,141,000

See accompanying notes.
Note:  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net revenue:
Product revenue	$30,606,000	$27,294,000	$60,451,000	$53,271,000
License and collaboration revenue	71,000	59,000	133,000	147,000
Total revenue	30,677,000	27,353,000	60,584,000	53,418,000

Product costs and operating expenses:
Cost of goods sold	10,283,000	8,538,000	19,867,000	17,235,000
Collaboration expenses	20,000	8,000	31,000	8,000
Research and development	3,228,000	3,482,000	6,518,000	6,887,000
Clinical and regulatory	1,275,000	1,099,000	2,575,000	2,262,000
Sales and marketing	7,344,000	6,784,000	15,080,000	13,756,000
General and administrative	2,731,000	2,269,000	5,590,000	4,509,000
Medical device excise taxes	353,000	339,000	698,000	656,000
Amortization of purchased technology and intangibles	412,000	392,000	823,000	759,000
Total product costs and operating expenses	25,646,000	22,911,000	51,182,000	46,072,000

Operating earnings	5,031,000	4,442,000	9,402,000	7,346,000

Other earnings (expenses):
Interest expense	–	(3,000)	–	(6,000)
Foreign exchange gain (loss)	(1,000)	4,000	1,000	(9,000)

Earnings before income taxes	5,030,000	4,443,000	9,403,000	7,331,000

Income tax expense	(1,825,000)	(1,635,000)	(3,400,000)	(2,398,000)
Net earnings	$3,205,000	$2,808,000	$6,003,000	$4,933,000

Net earnings per share – basic	$0.19	$0.17	$0.36	$0.31
Net earnings per share – diluted	$0.18	$0.17	$0.34	$0.29

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net earnings	$3,205,000	$2,808,000	$6,003,000	$4,933,000

Other comprehensive earnings (losses), net of $0 tax: Foreign currency translation adjustments	102,000	75,000	(202,000)	(131,000)

Comprehensive earnings	$3,307,000	$2,883,000	$5,801,000	$4,802,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2014	2013
	(unaudited)
Operating activities
Net earnings	$6,003,000	$4,933,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,564,000	1,374,000
Amortization	823,000	759,000
Stock-based compensation	2,144,000	1,787,000
Deferred taxes, net	(317,000)	1,076,000
Excess tax benefit from stock-based compensation	–	(887,000)
Change in fair value of contingent consideration	–	(79,000)
Gain on disposal of equipment	(6,000)	–
Change in accounts receivable allowance	115,000	–
Changes in operating assets and liabilities:
Accounts receivable	(1,332,000)	(514,000)
Inventories	(1,596,000)	(67,000)
Prepaid expenses and other	(715,000)	(109,000)
Accounts payable	266,000	596,000
Accrued expenses and compensation	670,000	(129,000)
Amortization of deferred license fees and other deferred revenue	(144,000)	181,000
Net cash provided by operating activities	7,475,000	8,921,000

Investing activities
Purchase of property and equipment	(2,302,000)	(2,820,000)
Proceeds from the sale of equipment	10,000	–
Net cash used in investing activities	(2,292,000)	(2,820,000)

Financing activities
Repurchase of common shares	(2,290,000)	(1,126,000)
Excess tax benefit from stock-based compensation	775,000	887,000
Proceeds from the exercise of stock options and sale of stock, net of expenses	1,600,000	2,293,000
Net cash provided by financing activities	85,000	2,054,000
Increase in cash and cash equivalents	5,268,000	8,155,000
Effect of exchange rate changes on cash and cash equivalents	(7,000)	(4,000)
Cash and cash equivalents at beginning of period	30,785,000	11,554,000
Cash and cash equivalents at end of period	$36,046,000	$19,705,000

Supplemental disclosure of cash flow
Cash paid for interest	$3,000	$6,000
Cash paid for taxes	$2,892,000	$1,220,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (ASC) 260, Earnings Per Share, basic net earnings per share for the three and six months ended June 30, 2014 and 2013 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options and restricted stock awards that were outstanding during the period.

Weighted average common shares outstanding for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Weighted average shares outstanding – basic	16,807,000	16,246,000	16,761,000	16,167,000
Weighted average shares outstanding – diluted	17,589,000	16,855,000	17,585,000	16,771,000

(3)	Revenue Recognition

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

The Company currently has a license agreement with King Pharmaceuticals, Inc. (King), now a subsidiary of Pfizer, Inc., under which the Company licensed the exclusive rights of Thrombi-Pad®, Thrombi-Gel® and Thrombi-PasteTM products to King in exchange for a license fee.  The Company is amortizing the license fees on a straight-line basis over the projected 10 year economic life of the products.  The Company determines the economic life of the products under its license agreements by evaluating similar products the Company has launched or other similar products in the medical industry.  In addition, the Company had a five-year license agreement with Nicolai, GmbH in which the Company was amortizing the license fee on a straight-line basis over the five-year life of the agreement.  This agreement was fully amortized during 2013.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers”.  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The section is intended to conform revenue accounting principles with a concurrently issued International Financial Reporting Standards with previously differing treatment between United States practice and those of much of the rest of the world, as well as, to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option.  The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(4)	Inventories

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	June 30, 2014	December 31, 2013
	(unaudited)

Raw materials	$7,163,000	$6,386,000
Work-in-process	1,423,000	926,000
Finished goods	7,010,000	6,690,000
	$15,596,000	$14,002,000

(5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the six months ended June 30, 2014 are as follows:

	Goodwill	Acquired Intangibles
	(unaudited)
Balance at December 31, 2013	$10,532,000	$11,943,000
Amortization	–	(823,000)
Foreign currency translation adjustments	(22,000)	(12,000)
Balance at June 30, 2014	$10,510,000	$11,108,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on an individual credit evaluation and the specific circumstances of the customer.  At June 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $245,000 and $150,000, respectively.

All product returns must be pre-approved, and if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At June 30, 2014 and December 31, 2013, the sales and return allowance was $70,000 and $50,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $315,000 and $200,000 at June 30, 2014 and December 31, 2013, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(7)	Concentrations of Credit and Other Risks

In the United States, the Company sells its products and services directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either June 30, 2014 or December 31, 2013.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the six month periods ended June 30, 2014 and 2013 was 83% and 85% in the United States and 17% and 15% in international markets, respectively.  Revenues are attributable to countries based on location of the customer.  No single customer represented greater than 10% of the total net revenue for the three and six months ended June 30, 2014 and 2013.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(9)	Commitments and Contingencies

Boston Scientific Corporation Litigation

On May 16, 2013, the Company filed a patent infringement complaint in the United States District Court for the District of Minnesota against Boston Scientific Corporation (Boston Scientific).  The complaint alleges that Boston Scientific has infringed three of the Company’s patents concerning rapid exchange guide extension technology by manufacturing and selling its Guidezilla™ guide extension catheter, which received FDA 510(k) clearance in March 2013.  The Company is seeking an injunction against Boston Scientific prohibiting the manufacture and sale of its Guidezilla catheter, as well as damages for lost profits and legal costs.  On June 10, 2013, the Company filed a motion for preliminary injunction asking the court to enjoin Boston Scientific’s manufacture and sale of the Guidezilla catheter during the pendency of the litigation.  On July 11, 2013, Boston Scientific filed its answer and counterclaim, alleging the Company’s patents are invalid, that the Guidezilla catheter does not infringe, and that the Company’s manufacture and sale of its GuideLiner catheter violates a U.S. patent owned by Boston Scientific that expired in June 2013.  The counterclaim seeks unspecified damages and payment of Boston Scientific’s attorney’s fees, expenses and costs.  On December 9, 2013, the District Court granted the Company’s motion for a preliminary injunction prohibiting Boston Scientific from making, using, offering for sale or selling its Guidezilla catheter during the pendency of the parties’ on-going patent infringement litigation.  The District Court delayed the effectiveness of the preliminary injunction until January 13, 2014.  On December 27, 2013, Boston Scientific appealed the District Court’s preliminary injunction order to the United States Court of Appeals for the Federal Circuit.  On April 15, 2014, the Federal Circuit vacated the preliminary injunction on appeal, holding that “at this stage of the case the record is too incomplete . . . to warrant the grant of a preliminary injunction.”  The Federal Circuit’s ruling on the preliminary injunction does not affect the underlying patent litigation, which is currently scheduled to be ready for trial on or after March 2015 in the District Court.

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to Vari-Lase products, and in particular the use of the Vari-Lase Short Kit for the treatment of perforator veins.  Subsequently, the Company learned that the U.S. Attorney’s Office has commenced a criminal investigation of the same matter.  The Vari-Lase Short Kit has been sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity since 2007 with total U.S. sales through June 30, 2014 of approximately $532,000 (0.1% of the Company’s total U.S. sales for such period) and has not been the subject of any reported serious adverse clinical event.  On August 14, 2012, the United States District Court for the Western District of Texas unsealed a qui tam complaint that had been filed on November 19, 2010 by Desalle Bui, a former sales employee of the Company, which is the basis for the U.S. Attorney’s civil investigation, to which the federal government, after three extensions of time, elected to intervene.  The complaint contains allegations of off-label promotion of Vari-Lase products for the treatment of perforator veins, re-use of single-use Vari-Lase products and kickbacks to physicians, resulting in alleged damages to the government of approximately $20 million.  An amended complaint limited to allegations of off-label promotion of the Vari-Lase Short Kit resulting in an unspecified amount of damages and penalties was filed by the U.S. Attorney’s Office in December 2012.  On January 22, 2014, the Company agreed with the U.S. Attorney’s Office to settle the civil lawsuit.  The terms of the settlement are that the Company will make a payment of $520,000, the Company will make no admission of fault or liability, and the U.S. Attorney’s Office will dismiss the civil lawsuit with prejudice and release all civil claims brought against the Company in the civil lawsuit.  The formal settlement agreement has been completed but has not yet been signed by the government, and therefore the $520,000 settlement payment is included in accrued expenses as of June 30, 2014 and December 31, 2013.  Settlement of the civil lawsuit has no effect upon the criminal investigation, which is continuing.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

King Agreements

On January 9, 2007, the Company entered into a License Agreement and a Device Supply Agreement with King.  Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King in exchange for a one-time license fee.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for an initial payment.  The unamortized license fee was $508,000 and $610,000 at June 30, 2014 and December 31, 2013, respectively.  Amortization of the deferred revenue will be $51,000 per quarter for the remainder of the 10-year license period.  The amortization of license fee was $102,000 and $103,000 for the six months ended June 30, 2014 and 2013, respectively.

(10)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the six month periods ended June 30, 2014 and 2013, the Company recorded a provision for taxes of $3,400,000 and $2,398,000 on earnings before tax of $9,403,000 and $7,331,000 resulting in an effective income tax rate of 36% and 33%, respectively.  The difference between the effective tax rate of 36% for the six months ended June 30, 2014 and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of state taxes.  The difference between the effective tax rate of 33% for the six months ended June 30, 2013 and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of recognizing $300,000 of research and development credits in the first quarter of 2013 that had been deferred from 2012 pending Congressional action which was completed in January 2013 and the recognition of $53,000 of refundable Ireland research and development credits in the second quarter of 2013.

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  The Company considers projected future taxable earnings and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has recorded an unrecognized tax benefit of $1,268,000 as of both June 30, 2014 and December 31, 2013.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  As of June 30, 2014, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of operations.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  At June 30, 2014, tax years 2010 through 2013 remain open to examination.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Business Combinations and Asset Acquisitions

Northeast Scientific

On September 17, 2013, the Company entered into an eight-year reprocessing services agreement with Northeast Scientific, Inc. (NES), a FDA-registered reprocessor of medical devices, whereby the Company paid NES a non-refundable amount of $500,000 for the exclusive right to offer NES’ reprocessing services in the United States for a commercial medical device.  NES is pursuing FDA approval for its reprocessing services for the device.  If FDA approval is obtained, the Company is required to pay NES a non-refundable amount of $400,000.  The agreement has an annual minimum unit termination clause, allowing NES to terminate the agreement if the Company does not meet certain annual minimums following FDA approval.

The Company accounted for the transaction as a non-business asset acquisition in the third quarter of 2013.  In accordance with ASC 805, the purchase price of $900,000 was assigned to an intangible asset and no goodwill was recognized.  The Company recorded a $400,000 accrual in the third quarter of 2013 for the payment to be made upon FDA approval, in addition to the $500,000 initial payment.  The Company will begin amortizing the intangible asset on a per unit basis over the remaining term of the agreement once the Company begins to send units to NES to be reprocessed following FDA approval.

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

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Six Months Ended June 30,
	2014		2013
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$39,560,000	16%	$34,066,000	12%
Hemostat products	12,197,000	3%	11,806,000	1%
Vein products and services	8,694,000	17%	7,399,000	16%
Total product revenue	60,451,000	13%	53,271,000	10%
License	133,000	(9%)	147,000	(16%)
Total revenue	$60,584,000	13%	$53,418,000	10%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•	Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. On October 14, 2013, we reached an agreement with Terumo Corporation and Terumo Medical Corporation (Terumo) to settle a patent and trademark infringement lawsuit brought by Terumo against us related to a prior version of our Vasc Band radial compression device in exchange for a one-time payment to Terumo in the amount of $812,500. On May 16, 2013, we filed a patent and copyright infringement complaint in the U.S. District Court for the District of Minnesota against Boston Scientific Corporation alleging that it is infringing three of our United States patents related to our GuideLiner guide extension product. Boston Scientific filed a counterclaim alleging that our GuideLiner catheter infringes a Boston Scientific patent that expired in June 2013. The Boston Scientific patent litigation is ongoing. Managing intellectual property assets and claims is a significant challenge for our business (For further discussion of the Boston Scientific, see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q). Managing intellectual property assets and claims is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue:
Product revenue	100%	100%	100%	100%
License and collaboration revenue	-	-	-	-
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	34%	31%	33%	32%
Collaboration expenses	-	-	-	-
Research and development	11%	13%	11%	13%
Clinical and regulatory	4%	4%	4%	4%
Sales and marketing	24%	25%	25%	26%
General and administrative	9%	9%	9%	9%
Medical device excise taxes	1%	1%	1%	1%
Amortization of purchased technology and intangibles	1%	1%	1%	1%
Total product costs and operating expenses	84%	84%	84%	86%
Operating earnings	16%	16%	16%	14%
Other earnings and expenses, net	-	-	-	-
Earnings before income taxes .	16%	16%	16%	14%
Income taxes	(6%)	(6%)	(6%)	(5%)
Net earnings	10%	10%	10%	9%

Three and six months ended June 30, 2014, compared to three and six months ended June 30, 2013

Net revenue increased 12% to $30,677,000 for the quarter ended June 30, 2014 from $27,353,000 for the quarter ended June 30, 2013.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	14%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2013	-%
Product and service pricing	(2%)
12%

Approximately 82% and 85% of our net revenue was earned in the United States and 18% and 15% of our net revenue was earned in international markets for the three month periods ended June 30, 2014 and June 30, 2013, respectively.

Net revenue increased 13% to $60,584,000 for the six months ended June 30, 2014 from $53,418,000 for the six months ended June 30, 2013.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	15%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2013	-%
Product and service pricing	(2%)
13%

Approximately 83% and 85% of our net revenue was earned in the United States and 17% and 15% of our net revenue was earned in international markets for the six month periods ended June 30, 2014 and June 30, 2013, respectively.

We recognized $71,000 and $59,000 of license and collaboration revenue during the three month periods ended June 30, 2014 and 2013, respectively, and $133,000 and $147,000 of license and collaboration revenue during the six month periods ended June 30, 2014 and 2013, respectively, due to our license and device supply agreements with King and our distribution agreement with Nicolai.  The 5-year term of the distribution agreement with Nicolai expired on March 31, 2013.  Collaboration revenue of $20,000 and $8,000 was recognized during the three months ended June 30, 2014 and 2013, respectively, and collaboration revenue of $31,000 and $8,000 was recognized during the six months ended June 30, 2014 and 2013, respectively, as a result of an agreement we entered into in April 2013 to develop a new hemostatic device for a third party.  License and collaboration revenue is expected to be approximately $110,000 for the remainder of 2014.

Gross margin decreased to 66.5% for the quarter ended June 30, 2014, compared to 68.8% for the quarter ended June 30, 2013.  The decrease in gross margin was due to a 3% shift in selling mix from United States to international markets, which have lower gross margins, compared to the second quarter of 2013 and approximately $360,000 of costs incurred in the second quarter of 2014 in connection with a worldwide recall of Langston® dual lumen catheters, which had no equivalent in the second quarter of 2013.  We expect gross margins to be between 67.5% and 68.5% per quarter for the remainder of 2014, subject to variations in our selling mix between United States and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry and GuideLiner products.  Gross margin decreased to 67.2% for the six month period ended June 30, 2014, compared to 67.7% for the six month period ended June 30, 2013.

Research and development expense for the second quarter of 2014 totaled $3,228,000, or 11% of revenue, compared to $3,482,000, or 13% of revenue, for the second quarter of 2013.  Research and development expense for the six month period ended June 30, 2014 totaled $6,518,000 or 11% of revenue, compared to $6,887,000, or 13% of revenue, for the six month period ended June 30, 2013.  Research and development expenses have remained constant on a dollar basis compared to the three and six month periods ended June 30, 2013.  We expect our continuing research and development expenses to be approximately 11.5% to 12.5% of revenue for the remainder of 2014.

Clinical and regulatory expense for the second quarter of 2014 totaled $1,275,000, or 4% of revenue, compared to $1,099,000, or 4% of revenue, for the second quarter of 2013.  Clinical and regulatory expense for the six month period ended June 30, 2014 totaled $2,575,000 or 4% of revenue, compared to $2,262,000, or 4% of revenue, for the six month period ended June 30, 2013.  Clinical and regulatory expenses have increased on a dollar basis for the three and six month periods ended June 30, 2014, compared to the three and six month periods ended June 30, 2013, due to additional expenses relating to anticipated future clinical studies.  We expect clinical and regulatory expenses to continue to be approximately 4% of revenue for the remainder of 2014.

Sales and marketing expense for the second quarter of 2014 totaled $7,344,000, or 24% of revenue, compared to $6,784,000, or 25% of revenue, for the second quarter of 2013.  Sales and marketing expense for the six month period ended June 30, 2014 totaled $15,080,000 or 25% of revenue, compared to $13,756,000, or 26% of revenue, for the six month period ended June 30, 2013.  The decrease in sales and marketing expenses as a percentage of revenue for the three and six month periods ended June 30, 2014, compared to the three and six month periods ended June 30, 2013, was due to our ability to continue to increase sales while maintaining our number of field sales employees relatively constant.  We expect to maintain the same relative size of our direct U.S. sales force for the remainder of 2014.  As result, we expect our sales and marketing expenses as a percentage of revenue to be approximately 23% to 24% for the remainder of 2014.

General and administrative expense for the second quarter of 2014 totaled $2,731,000, or 9% of revenue, compared to $2,269,000, or 9% of revenue, for the second quarter of 2013.  General and administrative expense for the six month period ended June 30, 2014 totaled $5,590,000 or 9% of revenue, compared to $4,509,000, or 9% of revenue, for the six month period ended June 30, 2013.  General and administrative expenses increased on a dollar basis for the three and six month periods ended June 30, 2014 compared to the three and six month periods ended June 30, 2013 as a result of a $350,000 and $870,000 increase in legal expenses, respectively, primarily related to the patent infringement lawsuit filed against Boston Scientific in May 2013 and the U.S. Attorney’s qui tam litigation and criminal investigation (see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  While litigation and investigation expenses are difficult to forecast, we expect legal fees to remain at an elevated level for the remainder of 2014 due to these two on-going items.  As a result, we expect general and administrative expense to be approximately 8% to 9% of revenue for the remainder of 2014.

Medical device excise taxes for the second quarter of 2014 totaled $353,000, or 1.2% of revenue, compared to $339,000, or 1.2% of revenue, for the second quarter of 2013.  Medical device excise taxes for the six month period ended June 30, 2014 totaled $698,000, or 1.2% of revenue, compared to $656,000, or 1.2% of revenue, for the six month period ended June 30, 2013.  The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States.  The tax does not apply to service revenues or international sales.  The Company’s effective rate for this tax is less than the statutory rate due to international sales, service revenues and sales of purchased finished goods (where the seller is responsible for paying the tax).  We expect our medical device excise taxes to be approximately 1.2% of revenue for the remainder of 2014.

Amortization of purchased technology and other intangibles was $412,000 and $392,000 for the three months ended June 30, 2014 and 2013, respectively.   Amortization of purchased technology and other intangibles was $823,000 and $759,000 for the six months ended June 30, 2014 and 2013, respectively.   The amortization resulted from our product and license acquisitions.  As part of these asset purchases and licensing agreements, we allocated $16,000,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years.  For a complete discussion of the most recent acquisition, see Note 11 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.  We expect amortization expense to be approximately $410,000 per quarter for the remainder of 2014.

Income tax expense was $1,825,000 and $3,400,000 for the three and six months ended June 30, 2014, respectively, on earnings before tax of $5,030,000 and $9,403,000, respectively, resulting in an effective income tax rate of 36% for both periods.  The difference between the effective tax rate of 36% and the statutory rate of 34%, relates primarily to the impact of state taxes.  We expect our effective income tax rate will be approximately 36% per quarter for the remainder of 2014.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $36,046,000 at June 30, 2014 compared to $30,785,000 at December 31, 2013, an increase of $5,261,000.  The majority of our cash is maintained in our operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $7,475,000 of cash from operations for the six months ended June 30, 2014, primarily resulting from our net earnings of $6,003,000, non-cash depreciation and amortization expense of $2,387,000 and non-cash stock-based compensation of $2,144,000.  Cash from operations was reduced by a $1,596,000 increase in inventory, a $1,332,000 increase in our accounts receivable, and a $715,000 increase in prepaid expenses for the six months ended June 30, 2014.  These cash reductions were partially off-set by a combined $936,000 increase in accounts payable and accruals.  The increase in inventory was consistent with our expectations. The increase in net accounts receivable of 8% for the six month period since December 31, 2013 was due to a 13% increase in net revenue over the same period and days sales outstanding at June 30, 2014 and December 31, 2013 were 49 days and 48 days, respectively.

Cash used for investing activities.  We used $2,292,000 of cash in investing activities for the six months ended June 30, 2014, primarily consisting of the $2,302,000 of capital expenditures relating to the purchase of manufacturing and computer equipment, as well as the purchase of additional research and development equipment.

On February 18, 2014, we entered into a purchase agreement with IRET – Plymouth, LLC (“IRET”) to acquire a manufacturing and office building of approximately 79,300 square feet located at 6464 Sycamore Court North, Maple Grove, Minnesota, for a total purchase price of $7,200,000 (the “Purchase Agreement”).  Subject to the satisfaction of certain terms and closing conditions customary for a real estate transaction of this type, the closing is expected to take place on December 1, 2014.  Under the terms of the Purchase Agreement, in February 2014, we deposited $400,000 into escrow to be held as earnest money until the closing of the transaction.  We currently lease the building and intend to continue to do so until the transaction closes.  The building houses our principal manufacturing, research and development and regulatory operations.  We intend to expand the manufacturing capacity of the building and move our research and development and regulatory operations into an adjoining office building that we currently own during the remainder of 2014.

Cash provided by financing activities.  We generated $85,000 of cash in financing activities for the six months ended June 30, 2014.  This amount was primarily due to the receipt of $895,000 upon the exercise of outstanding stock options and sale of stock, the recognition of $775,000 of excess tax benefits from stock based compensation, and the receipts of $705,000 in exchange for the sale of common stock pursuant to our Employee Stock Purchase Plan.  These amounts were reduced by the $2,290,000 of cash used to repurchase 99,644 shares of our common stock that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $64.1 million at June 30, 2014 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

Contractual Obligations

The following table summarizes our contractual cash commitments as of June 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase of building	$6,800,000	$6,800,000	$-	$-	$-
Facility operating leases	1,136,000	909,000	227,000	-	-
Product license rights	400,000	400,000	-	-	-
Total	$8,336,000	$8,109,000	$227,000	$-	$-

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $45,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros with our subsidiary in Ireland and our German distributor, Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We are exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $36,000 on an annual basis.

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

During the fiscal quarter ended June 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The medical device industry is the subject of numerous governmental investigations into marketing and other business practices, and we currently are the subject of a pending government criminal investigation.  The criminal investigation could result in the commencement of litigation, indictment of the company and its officers, substantial fines, penalties and administrative remedies, including the potential disqualification from participation in government health care programs including Medicare and Medicaid, which would prevent us from continuing to carry on our existing business.  Any adverse determination in the current government criminal investigation or any future civil or criminal litigation could have a material adverse effect on our ability to continue to operate our business as currently conducted and negatively impact our financial results and stock price.

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

During 2012, the U.S. Attorney’s Office for the Western District of Texas intervened in a qui tam civil lawsuit initiated against us involving allegations of off-label promotion of our Vari-Lase Short Kit endovenous laser product (see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  Subsequently, we learned that the U.S. Attorney’s Office has commenced a criminal investigation of the same matter.  On January 22, 2014, we agreed with the U.S. Attorney’s Office to settle the civil lawsuit.  The terms of the settlement are that we will make a payment of $520,000, we will make no admission of fault or liability, and the U.S. Attorney’s Office will dismiss the civil lawsuit with prejudice and release all civil claims brought against us in the civil lawsuit.  The formal settlement agreement has been completed but has not yet been signed by the government, and therefore the $520,000 settlement payment is included in accrued expenses as of June 30, 2014 and December 31, 2013.

Settlement of the civil lawsuit will have no effect upon the criminal investigation, which is continuing. We cannot predict when the criminal investigation will be resolved, the outcome of the investigation, its impact on us, or whether other federal or state legal or regulatory authorities will initiate additional related or unrelated investigations or lawsuits against us.  The outcome of a criminal investigation could include substantial fines, penalties and administrative remedies such as a deferred prosecution agreement or corporate integrity agreement, or the indictment of the company or its officers.  If we were convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security act, or a felony related to health care fraud, the company would become automatically excluded from participation in government health care programs including Medicare and Medicaid.  If we were convicted of a misdemeanor related to health care fraud, the U.S. Attorney’s Office could seek to have us excluded from participation in government health care programs including Medicare and Medicaid.  Exclusion from government health care programs would substantially adversely affect our ability to continue to conduct our business.  The cost of defense of any potential criminal litigation could be material and could divert the attention of management from the day-to-day operations of our business.  These potential consequences of the current investigation, as well as consequences of any future governmental investigation or lawsuit of any related or unrelated matter, could have a material adverse effect on our business, results of operations and stock price.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – 30, 2014	7,407	$21.99	-	-
May 1 – 31, 2014	14,187	$21.79	-	-
June 1 – 30, 2014	640	$20.48	-	-

(1)  At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 7,407 shares of common stock in April, 14,187 in May and 640 shares of common stock in June, all at the fair market value of the common stock on the day of purchase, to satisfy income tax withholding obligations for those employees.

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

VASCULAR SOLUTIONS, INC.

Date: July 22, 2014	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)