Form 10-Q
period 2014-09-30
VASCULAR SOLUTIONS INC
filed 2014-10-21
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

The registrant had 17,176,422 shares of common stock, $.01 par value per share, outstanding as of October 17, 2014.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$41,649,000	$30,785,000
Accounts receivable, net of reserves of $285,000 and $200,000 in 2014 and 2013, respectively	16,091,000	14,481,000
Inventories	15,732,000	14,002,000
Prepaid expenses and other	4,478,000	2,472,000
Current portion of deferred tax assets	6,000,000	6,000,000
Total current assets	83,950,000	67,740,000

Property, plant and equipment, net	17,616,000	16,187,000
Goodwill	10,346,000	10,532,000
Intangible assets, net	10,614,000	11,943,000
Deferred tax assets, net of current portion	594,000	1,739,000
Total assets	$123,120,000	$108,141,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,847,000	$3,762,000
Accrued compensation	5,074,000	4,365,000
Accrued expenses	3,683,000	2,467,000
Accrued royalties	229,000	235,000
Current portion of deferred revenue	425,000	556,000
Total current liabilities	14,258,000	11,385,000

Long-term deferred revenue, net of current portion	253,000	406,000
Long-term deferred tax liabilities	723,000	–
Total long-term liabilities	976,000	406,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,176,172 – 2014; 16,964,953 – 2013	172,000	170,000
Additional paid-in capital	95,853,000	92,346,000
Accumulated other comprehensive earnings	(548,000)	(1,000)
Retained earnings	12,409,000	3,835,000
Total shareholders’ equity	107,886,000	96,350,000
Total liabilities and shareholders’ equity	$123,120,000	$108,141,000

See accompanying notes.

Note:  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net revenue:
Product revenue	$31,766,000	$27,926,000	$92,216,000	$81,197,000
License, royalty and collaboration revenue	163,000	83,000	297,000	230,000
Total revenue	31,929,000	28,009,000	92,513,000	81,427,000

Product costs and operating expenses:
Cost of goods sold	10,291,000	9,197,000	30,158,000	26,432,000
Collaboration expenses	93,000	32,000	125,000	41,000
Research and development	3,322,000	3,140,000	9,839,000	10,027,000
Clinical and regulatory	1,196,000	997,000	3,771,000	3,259,000
Sales and marketing	7,327,000	6,706,000	22,406,000	20,462,000
General and administrative	3,692,000	2,362,000	9,282,000	6,871,000
Litigation	–	812,000	–	812,000
Medical device excise taxes	385,000	339,000	1,083,000	995,000
Amortization of purchased technology and intangibles	410,000	404,000	1,234,000	1,162,000
Total product costs and operating expenses	26,716,000	23,989,000	77,898,000	70,061,000

Operating earnings	5,213,000	4,020,000	14,615,000	11,366,000

Other earnings (expenses):
Interest expense	–	(3,000)	–	(9,000)
Foreign exchange gain (loss)	(9,000)	7,000	(8,000)	(2,000)

Earnings before income taxes	5,204,000	4,024,000	14,607,000	11,355,000

Income tax expense	(2,634,000)	(1,352,000)	(6,033,000)	(3,750,000)
Net earnings	$2,570,000	$2,672,000	$8,574,000	$7,605,000

Net earnings per share – basic	$0.15	$0.16	$0.51	$0.47
Net earnings per share – diluted	$0.15	$0.16	$0.49	$0.45

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net earnings	$2,570,000	$2,672,000	$8,574,000	$7,605,000
Other comprehensive earnings (losses), net of $0 tax: Foreign currency translation adjustments	(346,000)	192,000	(547,000)	61,000
Comprehensive earnings	$2,224,000	$2,864,000	$8,027,000	$7,666,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2014	2013
	(unaudited)
Operating activities
Net earnings	$8,574,000	$7,605,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,381,000	2,109,000
Amortization	1,234,000	1,162,000
Stock-based compensation	3,030,000	2,567,000
Deferred taxes, net	1,868,000	2,275,000
Excess tax benefit from stock-based compensation	–	(1,331,000)
Change in fair value of contingent consideration	–	(79,000)
Gain on disposal of equipment	(24,000)	(22,000)
Change in accounts receivable allowance	85,000	15,000
Changes in operating assets and liabilities:
Accounts receivable	(1,708,000)	(691,000)
Inventories	(1,738,000)	(685,000)
Prepaid expenses and other	(2,038,000)	(176,000)
Accounts payable	1,099,000	127,000
Accrued expenses and compensation	1,776,000	659,000
Amortization of deferred license fees and other deferred revenue	(285,000)	101,000
Net cash provided by operating activities	14,254,000	13,636,000

Investing activities
Purchase of property and equipment	(3,829,000)	(3,486,000)
Cash paid for acquisition of license	–	(500,000)
Proceeds from the sale of equipment	28,000	22,000
Net cash used in investing activities	(3,801,000)	(3,964,000)

Financing activities
Repurchase of common shares	(2,312,000)	(1,211,000)
Excess tax benefit from stock-based compensation	1,182,000	1,331,000
Proceeds from the exercise of stock options and sale of stock, net of expenses	1,609,000	2,759,000
Net cash provided by financing activities	479,000	2,879,000
Increase in cash and cash equivalents	10,932,000	12,551,000
Effect of exchange rate changes on cash and cash equivalents	(68,000)	(3,000)
Cash and cash equivalents at beginning of period	30,785,000	11,554,000
Cash and cash equivalents at end of period	$41,649,000	$24,102,000

Supplemental disclosure of cash flow
Cash paid for interest	$3,000	$9,000
Cash paid for taxes	$3,844,000	$1,499,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (ASC) 260, Earnings Per Share, basic net earnings per share for the three and nine months ended September 30, 2014 and 2013 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options and restricted stock awards that were outstanding during the period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Weighted average shares outstanding – basic	16,871,000	16,451,000	16,827,000	16,299,000
Weighted average shares outstanding – diluted	17,691,000	17,067,000	17,642,000	16,894,000

(3)	Revenue Recognition

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

Starting in January 2012, the Company began to generate revenue from selling a reprocessing service for ClosureFAST® radiofrequency catheters.  In accordance with ASC 605-45, the Company recognizes this revenue gross, with the amount paid to the supplier of the reprocessing service reflected as cost of goods sold.

In addition, the Company has reviewed the provisions of ASC 808, Collaborative Arrangements, and the adoption of this ASC has had no impact on the amounts recorded under these agreements. In accordance with ASC 605-45-45, the Company includes shipping and handling revenues in net revenue, and shipping and handling costs in cost of goods sold.

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating Accounting Standards Codification (“ASC”) Section 606, “Revenue from Contracts with Customers.”  The new section will replace Section 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The new section is intended to conform United States revenue accounting principles with concurrently issued International Financial Reporting Standards.  Prior to the guidance, revenue recognition differed between United States practice and those of much of the rest of the world.  The guidance also is intended to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option.  The Company will further study the implications of this statement in order to evaluate the expected impact on the consolidated financial statements.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

(4)	Inventories

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	September 30, 2014	December 31, 2013
	(unaudited)

Raw materials	$7,533,000	$6,386,000
Work-in-process	1,548,000	926,000
Finished goods	6,651,000	6,690,000
	$15,732,000	$14,002,000

(5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the nine months ended September 30, 2014 are as follows:

	Goodwill	Acquired Intangibles
	(unaudited)
Balance at December 31, 2013	$10,532,000	$11,943,000
Amortization	–	(1,234,000)
Foreign currency translation adjustments	(186,000)	(95,000)
Balance at September 30, 2014	$10,346,000	$10,614,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on an individual credit evaluation and the specific circumstances of the customer.  At September 30, 2014 and December 31, 2013, the allowance for doubtful accounts was $220,000 and $150,000, respectively.

All product returns must be pre-approved, and if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At September 30, 2014 and December 31, 2013, the sales and return allowance was $65,000 and $50,000, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $285,000 and $200,000 at September 30, 2014 and December 31, 2013, respectively.

(7)	Concentrations of Credit and Other Risks

In the United States, the Company sells its products and services directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either September 30, 2014 or December 31, 2013.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the nine month periods ended September 30, 2014 and 2013 was 83% and 85% in the United States and 17% and 15% in international markets, respectively.  Revenues are attributable to countries based on location of the customer.  No single customer represented greater than 10% of the total net revenue for the three and nine months ended September 30, 2014 and 2013.

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

Boston Scientific Corporation Litigation

On May 16, 2013, the Company filed a patent infringement complaint in the United States District Court for the District of Minnesota against Boston Scientific Corporation (Boston Scientific).  The complaint alleged that Boston Scientific infringed three of the Company’s patents concerning rapid exchange guide extension technology by manufacturing and selling its Guidezilla™ guide extension catheter.  On July 11, 2013, Boston Scientific filed its answer and counterclaim, alleging the Company’s patents are invalid, that the Guidezilla catheter does not infringe, and that the Company’s manufacture and sale of its GuideLiner catheter violates a U.S. patent owned by Boston Scientific that expired in June 2013.  On July 30, 2014, the Company agreed with Boston Scientific to settle the patent lawsuit and counterclaim.  As part of the settlement agreement, all litigation relating to guide extension was dismissed and the Company will receive an ongoing royalty from Boston Scientific in exchange for a license of the Company’s patents.  The terms of the settlement agreement are confidential.

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to Vari-Lase products, and in particular the use of the Vari-Lase Short Kit for the treatment of perforator veins.  Subsequently, the Company learned that the U.S. Attorney’s Office commenced a criminal investigation of the same matter.  The Vari-Lase Short Kit was sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity from 2007 until it was voluntarily withdrawn from the market in July 2014 with total U.S. sales of approximately $534,000 (0.1% of the Company’s total U.S. sales for such period) and has not been the subject of any reported serious adverse clinical event.  On August 14, 2012, the United States District Court for the Western District of Texas unsealed a qui tam complaint that had been filed on November 19, 2010 by Desalle Bui, a former sales employee of the Company, which was the basis for the U.S. Attorney’s civil investigation, to which the federal government, after three extensions of time, elected to intervene.  The complaint contained allegations of off-label promotion of Vari-Lase products for the treatment of perforator veins, re-use of single-use Vari-Lase products and kickbacks to physicians, resulting in alleged damages to the government of approximately $20 million.  An amended complaint limited to allegations of off-label promotion of the Vari-Lase Short Kit resulting in an unspecified amount of damages and penalties was filed by the U.S. Attorney’s Office in December 2012.  On January 22, 2014, the Company agreed with the U.S. Attorney’s Office to settle the civil lawsuit, and the settlement agreement was executed on July 28, 2014.  Under the terms of the settlement agreement, the Company made a payment of $520,000, the Company made no admission of fault or liability, and the U.S. Attorney’s Office dismissed the civil lawsuit with prejudice and released all civil claims brought against the Company in the civil lawsuit.  Settlement of the civil lawsuit had no effect upon the criminal investigation, which is on-going.

From time to time, the Company is involved in additional legal proceedings arising in the normal course of business.  As of the date of this report, the Company is not a party to any legal proceeding not described in this section in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

King Agreements

On January 9, 2007, the Company entered into a License Agreement and a Device Supply Agreement with King.  Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King in exchange for a one-time license fee.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for an initial payment.  The unamortized license fee was $457,000 and $610,000 at September 30, 2014 and December 31, 2013, respectively.  Amortization of the deferred revenue will be $51,000 per quarter for the remainder of the 10-year license period.  The amortization of license fee was $153,000 for both of the nine month periods ended September 30, 2014 and 2013.

(10)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the nine month periods ended September 30, 2014 and 2013, the Company recorded a provision for taxes of $6,033,000 and $3,750,000 on earnings before tax of $14,607,000 and $11,355,000 resulting in an effective income tax rate of 41% and 33%, respectively.  The difference between the effective tax rate of 41% for the nine months ended September 30, 2014 and the U.S. federal statutory income tax rate of 34% was due mainly to a change in the valuation allowance against the Company’s deferred Minnesota tax assets discussed below.  The difference between the effective tax rate of 33% for the nine months ended September 30, 2013 and the U.S. federal statutory income tax rate of 34% was due mainly to the impact of recognizing $300,000 of research and development credits in the first quarter of 2013 that had been deferred from 2012 pending Congressional action which was completed in January 2013 and the recognition of $53,000 of refundable Ireland research and development credits in the second quarter of 2013.

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  The Company considers projected future taxable earnings and ongoing tax planning strategies, and then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.  For the quarter ended September 30, 2014, based upon the Company’s assessment of all available evidence, including estimates of future profitability, the Company’s overall prospects of future business and the apportionment of the Company’s income to the State of Minnesota based on current apportionment methods, the Company determined that it is more likely than not that the Company will not be able to realize all remaining deferred tax assets relating to the Minnesota research and development credits and the Minnesota net operating loss carryforwards prior to their expirations.  As a result, the Company recorded additional income tax expense of $867,000 during the quarter ended September 30, 2014 as a discrete adjustment to the valuation allowance for its deferred tax assets, representing 16.7% and 5.9% of pretax income for the three and nine months ended September 30, 2014, respectively.  The Company continues to assess the potential realization of deferred tax assets on a quarterly basis.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company will adjust earnings for the deferred tax in the period in which the determination is made.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company has recorded an unrecognized tax asset of $1,306,000 and $1,268,000 as of September 30, 2014 and December 31, 2013, respectively.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  As of September 30, 2014, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of earnings.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  At September 30, 2014, tax years 2011 through 2013 remain open to examination.

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

(12)	Products and Services

The Company has three product categories as follows:

•	Catheter products consist principally of catheters used in minimally invasive medical procedures for the diagnosis or treatment of vascular conditions, such as the GuideLiner® catheter used to access discrete regions of the coronary anatomy and the Pronto® extraction catheters used in treating acute myocardial infarction. This category also includes products used in connection with gaining percutaneous access to the vasculature to perform minimally invasive procedures, such as micro-introducer kits.
•	Hemostat products consist principally of blood clotting products, such as the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets. This category also includes our line of devices used in radial artery procedures, such as our Accumed™ wrist positioning splints and Vasc™ Band inflatable compression bands.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

•	Vein products and services consist principally of the Vari-Lase® endovenous laser, a laser console and procedure kit used for the treatment of varicose veins, and a reprocessing service for the ClosureFAST radiofrequency vein ablation catheter.

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Three Months Ended September 30,
	2014		2013
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$21,116,000	18%	$17,965,000	17%
Hemostat products	6,108,000	2%	5,962,000	7%
Vein products and services	4,542,000	14%	3,999,000	11%
Total product revenue	31,766,000	14%	27,926,000	14%
License	163,000	96%	83,000	(5%)
Total revenue	$31,929,000	14%	$28,009,000	14%

	Nine Months Ended September 30,
	2014		2013
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$60,675,000	17%	$52,031,000	14%
Hemostat products	18,305,000	3%	17,768,000	3%
Vein products and services	13,236,000	16%	11,398,000	14%
Total product revenue	92,216,000	14%	81,197,000	12%
License, royalty and collaboration	297,000	29%	230,000	(12%)
Total revenue	$92,513,000	14%	$81,427,000	11%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

             Our product portfolio includes a broad spectrum of over 80 products consisting of over 600 stock keeping units (SKUs) covering a wide array of blood clotting devices, extraction catheters, access catheters, guide catheters, micro-introducer kits, guidewires, snare and retrieval devices, reprocessing service for radiofrequency catheters, and endovenous laser and procedure kits for the treatment of varicose veins.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three main categories based on similarities in the products or services sold.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals.  A significant portion of our net revenue historically has been, and we expect to continue to be, attributable to new and enhanced products and services.   We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products and services.

The interventional medical device industry is characterized by intense competition, rapidly evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•	The future regulatory approval of newly-developed products. Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before they can be sold. The requirements for obtaining product approval have undergone change, and the FDA frequently implements changes to the product approval process. We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•	Successfully integrating acquired products and services into our existing operations. The acquisition of products and services complementary to our existing product portfolio and customer call points provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.

•	Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. Managing intellectual property assets and claims is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue:
Product revenue	100%	100%	100%	100%
License and collaboration revenue	-	-	-	-
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	32%	33%	33%	33%
Collaboration expenses	-	-	-	-
Research and development	11%	11%	11%	12%
Clinical and regulatory	4%	4%	4%	4%
Sales and marketing	23%	24%	24%	25%
General and administrative	12%	8%	10%	8%
Litigation	-	3%	-	1%
Medical device excise taxes	1%	1%	1%	1%
Amortization of purchased technology and intangibles	1%	2%	1%	2%
Total product costs and operating expenses	84%	86%	84%	86%
Operating earnings	16%	14%	16%	14%
Other earnings and expenses, net	-	-	-	-
Earnings before income taxes	16%	14%	16%	14%
Income taxes	(8%)	(5%)	(7%)	(5%)
Net earnings	8%	9%	9%	9%

Three and nine months ended September 30, 2014, compared to three and nine months ended September 30, 2013

Net revenue increased 14% to $31,929,000 for the quarter ended September 30, 2014 from $28,009,000 for the quarter ended September 30, 2013.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	18%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2013	-%
Product and service pricing	(4%)
14%

Approximately 84% and 85% of our net revenue was earned in the United States and 16% and 15% of our net revenue was earned in international markets for the three month periods ended September 30, 2014 and September 30, 2013, respectively.

Net revenue increased 14% to $92,513,000 for the nine months ended September 30, 2014 from $81,427,000 for the nine months ended September 30, 2013.  This increase in revenue is comprised of the following components:

% Change
Volume of existing product and service revenue	17%
New product or service introductions, which consist of any product or service that had no revenue in the comparable period in 2013	-%
Product and service pricing	(3%)
14%

Approximately 83% and 85% of our net revenue was earned in the United States and 17% and 15% of our net revenue was earned in international markets for the nine month periods ended September 30, 2014 and September 30, 2013, respectively.

We recognized $163,000 and $83,000 of license, royalty and collaboration revenue during the three month periods ended September 30, 2014 and 2013, respectively, and $297,000 and $230,000 of license, royalty and collaboration revenue during the nine month periods ended September 30, 2014 and 2013, respectively, due to our license and device supply agreements with King, our royalty agreement with a third party, and our distribution agreement with Nicolai which expired on March 31, 2013.  Collaboration expense of $93,000 and $32,000 was recognized during the three months ended September 30, 2014 and 2013, respectively, and collaboration expense of $125,000 and $41,000 was recognized during the nine months ended September 30, 2014 and 2013, respectively, as a result of an agreement we entered into in April 2013 to develop a new hemostatic device for a third party.  License, royalty and collaboration revenue is expected to be approximately $135,000 in the fourth quarter of 2014.

Gross margin increased to 67.8% for the quarter ended September 30, 2014, compared to 67.2% for the quarter ended September 30, 2013.  The increase in gross margin was due to the increase in sales of our higher margin GuideLiner catheters as a percentage of our total product sales.  We expect gross margins to be between 66.5% and 67.5% in the fourth quarter of 2014, subject to variations in our selling mix between United States and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry and GuideLiner products.  Gross margin remained relatively flat at 67.4% for the nine month period ended September 30, 2014, compared to 67.5% for the nine month period ended September 30, 2013.

Research and development expense for the third quarter of 2014 totaled $3,322,000, or 11% of revenue, compared to $3,140,000, or 11% of revenue, for the third quarter of 2013.  Research and development expense for the nine month period ended September 30, 2014 totaled $9,839,000 or 11% of revenue, compared to $10,027,000, or 12% of revenue, for the nine month period ended September 30, 2013.  Research and development expenses have increased compared to the three months ended September 30, 2013 due to additional research and development employees being hired during the third quarter of 2014.  We expect our research and development expenses to be approximately 11% to 12% of revenue in the fourth quarter of 2014.

Clinical and regulatory expense for the third quarter of 2014 totaled $1,196,000, or 4% of revenue, compared to $997,000, or 4% of revenue, for the third quarter of 2013.  Clinical and regulatory expense for the nine month period ended September 30, 2014 totaled $3,771,000 or 4% of revenue, compared to $3,259,000, or 4% of revenue, for the nine month period ended September 30, 2013.  Clinical and regulatory expenses have increased on a dollar basis for the three and nine month periods ended September 30, 2014, compared to the three and nine month periods ended September 30, 2013, due to additional expenses relating to preparations for planned future clinical studies.  We expect clinical and regulatory expenses to continue to be approximately 4% of revenue in the fourth quarter of 2014.

Sales and marketing expense for the third quarter of 2014 totaled $7,327,000, or 23% of revenue, compared to $6,706,000, or 24% of revenue, for the third quarter of 2013.  Sales and marketing expense for the nine month period ended September 30, 2014 totaled $22,406,000 or 24% of revenue, compared to $20,462,000, or 25% of revenue, for the nine month period ended September 30, 2013.  The decrease in sales and marketing expenses as a percentage of revenue for the three and nine month periods ended September 30, 2014, compared to the three and nine month periods ended September 30, 2013, was due to our increased sales while maintaining a relatively constant number of field sales employees.  We expect to maintain the same relative size of our direct U.S. sales force for the remainder of 2014.  As result, we expect our sales and marketing expenses as a percentage of revenue to be approximately 22% to 23% in the fourth quarter of 2014.

General and administrative expense for the third quarter of 2014 totaled $3,692,000, or 12% of revenue, compared to $2,362,000, or 8% of revenue, for the third quarter of 2013.  General and administrative expense for the nine month period ended September 30, 2014 totaled $9,282,000 or 10% of revenue, compared to $6,871,000, or 8% of revenue, for the nine month period ended September 30, 2013.  General and administrative expenses increased for the three and nine month periods ended September 30, 2014 compared to the three and nine month periods ended September 30, 2013 as a result of a $1,300,000 and $2,200,000 increase in legal expenses, respectively, primarily related to the patent infringement lawsuit filed against Boston Scientific which was settled in July 2014 and the qui tam litigation and related U.S. Attorney criminal investigation (see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  While legal expenses are difficult to forecast, we expect legal expenses to remain at this elevated level in the fourth quarter of 2014 due to the on-going U.S. Attorney criminal investigation.  As a result, we expect general and administrative expense to be approximately 12% to 14% of revenue in the fourth quarter of 2014.

Litigation expense for the three and nine months ended September 30, 2014 and September 30, 2013 was $-0- and $812,000, respectively.  On October 11, 2013, an agreement was reached with Terumo Corporation to settle its patent and trademark infringement litigation, whereby we made a one-time payment to Terumo Corporation in the amount of $812,000 during the fourth quarter of 2013.  The settlement amount was recognized as litigation expense in the quarter ended September 30, 2013.

Medical device excise taxes for the third quarter of 2014 totaled $385,000, or 1.2% of revenue, compared to $339,000, or 1.2% of revenue, for the third quarter of 2013.  Medical device excise taxes for the nine month period ended September 30, 2014 totaled $1,083,000, or 1.2% of revenue, compared to $995,000, or 1.2% of revenue, for the nine month period ended September 30, 2013.  The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States.  The tax does not apply to service revenues or international sales.  The Company’s effective rate for this tax is less than the statutory rate due to international sales, service revenues and sales of purchased finished goods (where the seller is responsible for paying the tax).  We expect our medical device excise taxes to be approximately 1.2% in the fourth quarter of 2014.

Amortization of purchased technology and other intangibles was $410,000 and $404,000 for the three months ended September 30, 2014 and 2013, respectively.   Amortization of purchased technology and other intangibles was $1,234,000 and $1,162,000 for the nine months ended September 30, 2014 and 2013, respectively.   The amortization resulted from our product and license acquisitions.  As part of these asset purchases and licensing agreements, we allocated $16,000,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years.  For a complete discussion of the most recent acquisition, see Note 11 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q.  We expect amortization expense to be approximately $410,000 in the fourth quarter of 2014.

Income tax expense was $2,634,000 and $6,033,000 for the three and nine months ended September 30, 2014, respectively, on earnings before tax of $5,204,000 and $14,607,000, respectively, resulting in an effective income tax rate of 51% and 41% for the three and nine months ended September 30, 2014, respectively.  The difference between the effective tax rates of 51% and 41% and the statutory rate of 34%, relates primarily to a change in the valuation allowance against the Company’s deferred Minnesota tax assets (see Note 10 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q for a complete discussion).  We expect our effective income tax rate will be approximately 36% in the fourth quarter of 2014.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $41,649,000 at September 30, 2014 compared to $30,785,000 at December 31, 2013, an increase of $10,864,000.  The majority of our cash is maintained in our operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $14,254,000 of cash from operations for the nine months ended September 30, 2014, primarily resulting from our net earnings of $8,574,000, non-cash depreciation and amortization expense of $3,615,000 and non-cash stock-based compensation of $3,030,000.  Cash from operations was reduced by a $2,038,000 increase in prepaid expenses, a $1,738,000 increase in inventory, and a $1,708,000 increase in our accounts receivable for the nine months ended September 30, 2014.  These cash reductions were partially off-set by a combined $2,875,000 increase in accounts payable and accruals.  The increase in prepaid expenses and inventory was consistent with our expectations. The increase in net accounts receivable of 11% for the nine month period ended September 30, 2014 is consistent with our 14% increase in net revenue over the same period.  Day’s sales outstanding both at September 30, 2014 and December 31, 2013 were 48 days.

Cash used for investing activities.  We used $3,801,000 of cash in investing activities for the nine months ended September 30, 2014, primarily consisting of the $3,829,000 of capital expenditures relating to the purchase of manufacturing and computer equipment, as well as the purchase of additional research and development equipment.

On February 18, 2014, we entered into a purchase agreement with IRET – Plymouth, LLC (“IRET”) to acquire a manufacturing and office building of approximately 79,300 square feet located at 6464 Sycamore Court North, Maple Grove, Minnesota, for a total purchase price of $7,200,000 (the “Purchase Agreement”).  Subject to the satisfaction of certain terms and closing conditions customary for a real estate transaction of this type, the closing is expected to take place on December 1, 2014.  Under the terms of the Purchase Agreement, in February 2014, we deposited $400,000 into escrow to be held as earnest money until the closing of the transaction.  We currently lease the building and intend to continue to do so until the transaction closes.  The building houses our principal manufacturing, research and development and regulatory operations.  We intend to expand the manufacturing capacity of the building and move our research and development and regulatory operations into an adjoining office building that we currently own in 2015.

Cash provided by financing activities.  We generated $479,000 of cash in financing activities for the nine months ended September 30, 2014.  This amount was primarily due to the recognition of $1,182,000 of excess tax benefits from stock based compensation, the receipt of $904,000 upon the exercise of outstanding stock options and sale of stock and the receipts of $705,000 in exchange for the sale of common stock pursuant to our Employee Stock Purchase Plan.  These amounts were reduced by the $2,312,000 of cash used to repurchase 100,565 shares of our common stock that vested under outstanding restricted stock awards to satisfy income tax withholding obligations.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $69.7 million at September 30, 2014 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

Contractual Obligations

The following table summarizes our contractual cash commitments as of September 30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Purchase of building	$6,800,000	$6,800,000	$-	$-	$-
Facility operating leases	909,000	909,000	-	-	-
Product license rights	400,000	400,000	-	-	-
Total	$8,109,000	$8,109,000	$-	$-	$-

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $46,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros with our subsidiary in Ireland and our German distributor, Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We are exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $42,000 on an annual basis.

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

During the fiscal quarter ended September 30, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may face intellectual property litigation, which could prevent us from manufacturing and selling our products or services or result in us incurring substantial costs and liabilities.

The interventional medical device industry is characterized by numerous patent filings.  As a result, participants in the industry frequently experience substantial intellectual property litigation.

Some companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage.  In addition, non-practicing patent assertion entities have accumulated patent rights related to the medical device industry and are asserting them against operating companies in an attempt to collect settlements or licensing fees.  Intellectual property litigation has proven to be very complex, and the outcome of such litigation is difficult to predict.  While we do not believe that any of our products or services infringe any existing patent or other intellectual property right, we have been involved in substantial intellectual property litigation and expect to continue to become subject to intellectual property claims with respect to our new or existing products or services.

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

On May 16, 2013, we filed a patent and copyright infringement complaint in the U.S. District Court for the District of Minnesota against Boston Scientific Corporation alleging that it is infringing three of our United States patents by manufacturing and selling its Guidezilla guide extension catheter.  Boston Scientific filed a counterclaim alleging that our GuideLiner catheter infringes a Boston Scientific patent that expired in June 2013.  On July 30, 2014, we agreed with Boston Scientific to settle the patent lawsuit.  As part of the settlement agreement, all litigation relating to guide extension was dismissed.  The terms of the settlement agreement are confidential.

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

Our involvement in any future intellectual property claims, regardless of the merits of any asserted claim against us, could divert the attention of our technical and management personnel away from the development and marketing of our products and services for significant periods of time.  Furthermore, the penalties involved with an adverse outcome may be severe, and the costs incurred related to defending such claims could have a material adverse effect on our results of operations or financial condition, even if we ultimately prevail in them.

The medical device industry is the subject of numerous governmental investigations into marketing and other business practices, and we currently are the subject of a pending government criminal investigation.  The criminal investigation could result in the commencement of litigation, indictment of the company and its officers, substantial litigation costs, fines, penalties and administrative remedies, including the potential disqualification from participation in government health care programs including Medicare and Medicaid, which would prevent us from continuing to carry on our existing business.  Any adverse determination in the current government criminal investigation or any future civil or criminal litigation could have a material adverse effect on our ability to continue to operate our business as currently conducted and negatively impact our financial results and stock price.

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

During 2012, the U.S. Attorney’s Office for the Western District of Texas intervened in a qui tam civil lawsuit initiated against us involving allegations of off-label promotion of our Vari-Lase Short Kit endovenous laser product (see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  Subsequently, we learned that the U.S. Attorney’s Office commenced a criminal investigation of the same matter.  On January 22, 2014, we agreed with the U.S. Attorney’s Office to settle the civil lawsuit, and the settlement agreement was executed on July 28, 2014.  Under the terms of the settlement agreement, the Company made a payment of $520,000, the Company made no admission of fault or liability, and the U.S. Attorney’s Office dismissed the civil lawsuit with prejudice and released all civil claims brought against the Company in the civil lawsuit.

Settlement of the civil lawsuit had no effect upon the criminal investigation, which is on-going. We cannot predict when the criminal investigation will be resolved, the outcome of the investigation, its impact on us, or whether other federal or state legal or regulatory authorities will initiate additional related or unrelated investigations or lawsuits against us.  We expect to continue to incur substantial expenses in defending ourselves in the criminal investigation.  The outcome of a criminal investigation could include substantial fines, penalties and administrative remedies such as a deferred prosecution agreement or corporate integrity agreement, or the indictment of the company or its officers.  If we were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, the company would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in government health care programs, including Medicare and Medicaid.  If we were to be convicted of a misdemeanor related to health care fraud, the company could be excluded by HHS from participation in government health care programs, including Medicare and Medicaid.  Exclusion from government health care programs would substantially adversely affect our ability to continue to conduct our business.  The cost of our defense of any indictment that might issue as a result of the investigation would be material and could divert the attention of management from the day-to-day operations of our business.  The consequences of the current investigation, as well as consequences of any future governmental investigation or lawsuit of any related or unrelated matter, could have a material adverse effect on our business, results of operations and stock price.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – 31, 2014	81	$25.07	-	-
August 1 – 31, 2014	-	-	-	-
September 1 – 30, 2014	840	$23.38	-	-

(1)  At the request of our employees and pursuant to the terms of their Restricted Stock Awards, we purchased 81 shares of common stock in July and 840 shares of common stock in September, all at the fair market value of the common stock on the day of vest, to satisfy income tax withholding obligations for those employees.

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

VASCULAR SOLUTIONS, INC.

Date: October 21, 2014	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)