Form 10-K
period 2014-12-31
VASCULAR SOLUTIONS INC
filed 2015-02-03
CIK 1030206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2014 was $363,913,626.

As of January 26, 2015, the number of shares outstanding of the registrant’s common stock was 17,201,990.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders to be held on May 1, 2015 are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

 During 2014, 66% of our product and service sales were derived from catheter products, 19% from hemostat products, and 15% from vein products and services. Approximately 82% of our 2014 product and service sales were generated in the United States through our direct sales force and approximately 18% of our sales were to our network of independent distributors outside the United States.

History

We were incorporated in the state of Minnesota in December 1996 and began operations in February 1997.  In 2000, we received FDA clearance for our first product, the Duett™ sealing device, which was used to seal the puncture site following catheterization procedures.  In 2001, we made the strategic decision to develop additional products and to de-emphasize our Duett product, which we discontinued during 2013. We have grown from net revenue of $6.2 million in 2000 solely from sales of our Duett product to net revenue of $126.1 million in 2014 from sales of over 80 products we have developed, licensed, or acquired since 2002.  This increase in revenue represents a compound annual growth rate of 24% and is driven by our commitment to the development and launch of multiple new devices to diagnose and treat vascular conditions.

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

Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat, diseases of the coronary and peripheral arteries. Each angiographic procedure using a catheter requires a puncture in an artery, usually the femoral artery in the groin area and sometimes the radial artery in the wrist, to gain access for the catheter.  The catheter then is deployed through an introducer sheath into the vessel to be diagnosed or treated.  Upon completion of the procedure and removal of the catheter, the physician must seal this puncture in the artery and the tissue tract that leads from the skin surface to the artery to stop bleeding.  Based on industry statistics, we estimate that cardiologists and radiologists performed over nine million diagnostic and interventional catheterization procedures worldwide in 2014.

During the past few years, the number of catheterization procedures performed worldwide has been declining gradually due to a number of factors – among them, the effects of weak economies on overall health care utilization rates, efforts by third-party payers to lower costs associated with medical procedures, investigations by government agencies into potential over-utilization of procedures, the implementation by hospitals of policies designed to reduce the incidence of unnecessary procedures in the wake of these outside investigations, and new diagnostic imaging and functional assessment modalities that more effectively screen patients to determine the need for treatment.  Although worldwide demographic factors, including the growing incidence of cardiovascular disease, seem to favor long-term growth in the number of interventional procedures, we believe that the recent structural pressures on utilization rates are likely to continue and to result in relatively flat catheterization volumes for the foreseeable future.  Based on our analysis of the publicly-available sales figures from several companies that participate in the cardiovascular device sector, we estimate the worldwide market for interventional medical devices used in cardiovascular procedures in 2014 exceeded $15 billion.

The interventional medical device industry is characterized by intense competition, cost-containment efforts by hospitals and payors, rapidly-evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products and services.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•	The future regulatory approval of newly-developed products. Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before it can be sold. The requirements for obtaining product approval have undergone change, and the FDA frequently implements changes to the product approval process. We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•	Successfully integrating acquired and distributed products and services into our existing operations. The acquisition of products, product distribution rights and services complementary to our existing product portfolio and customer call points provides an additional business opportunity, but is dependent on the successful integration of the acquired or distributed products into our existing business structure. Since 2012, we have acquired the following products and entered into the following material distribution agreements:

o	In December 2014, we announced FDA 510(k) clearance of the ZigiWire™ access support guidewire system, a product manufactured by VadisWire Corp. which will be distributed by us under an exclusive worldwide distribution agreement.

o	In November 2014, we entered into an agreement with NuCryo Vascular LLC under which we will serve as the exclusive distributor of the PolarCath™ peripheral dilatation system in the United States. The PolarCath system received FDA clearance in 2002.

o	In September 2013, we made an initial payment to Northeast Scientific, Inc. (NES) for the acquisition of exclusive eight-year rights to sell reprocessing services in the U.S. for an existing commercial medical device, pending FDA approval of the reprocessing procedure, which NES is pursuing.

o	In December 2012, we acquired the Teirstein EdgeTM device organizer and the AngioAssistTM docking station assets from Shepherd Scientific, Inc. (Shepherd Scientific). Prior to the acquisition, we had been distributing these products under an agreement with Shepherd Scientific.

o	In August 2012, we acquired the Venture® wire control catheter (Venture) assets from St. Jude Medical, Cardiology Division, Inc. (St. Jude Medical) and during 2013 fully integrated this product into our operations.

o	In June 2012, we acquired the Accumed wrist positioning splint assets from Accumed Systems, Inc. (Accumed) and have integrated this product into our operations.

o	In January 2012, we acquired the rights, patents and intellectual property relating to our Pronto catheter from Dr. Pedro Silva and his affiliates.

For additional information on these acquisitions and distribution agreements, see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2014.

•	Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. On October 14, 2013, we reached an agreement with Terumo Corporation and Terumo Medical Corporation (Terumo) to settle a patent and trademark infringement lawsuit brought by Terumo against us related to a prior version of our Vasc Band radial compression device in exchange for a one-time payment to Terumo in the amount of $812,500. On July 30, 2014, we reached an agreement with Boston Scientific Corporation to settle a patent and copyright infringement lawsuit brought by us against Boston Scientific Corporation related to a competitive product to our GuideLiner guide extension product on confidential terms. Managing intellectual property assets and claims is a significant challenge for our business.

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

For information about our revenue, profits and total assets, see our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2014.

Catheter Products

Catheter products represent the largest of our three product categories, representing approximately 66% of our total product and service revenue during 2014.  In 2014, worldwide sales of our catheter products totaled $82.9 million, an increase of 19% from the 2013 level of $69.9 million.  Our catheter products consist of a variety of devices used to gain access, diagnose, and treat vascular conditions during minimally invasive catheterization procedures.

Our highest selling catheter products during 2014 are listed in the table below.

Product	U.S. Market Introduction	2014 Sales ($MM)	Estimated Market Potential ($MM)	Description
GuideLiner	2009	$31.8	>$50	Guide extension catheter for use in challenging interventions
Pronto	2003	$18.0	$100	Manual aspiration catheter for the removal of fresh, soft thrombus and emboli
Micro-Introducers	2003	$10.4	$75	Access kit products used to gain percutaneous access to the vasculature for performing arterial and venous catheterization procedures
Langston®	2004	$6.1	>$10	Dual lumen catheter used to measure intravascular pressure gradients
SmartNeedle®	2010	$3.6	>$5	Doppler-guided needle device designed to provide auditory ultrasound-guided access to arteries and veins
Venture	2013	<$3	>$5	Deflectable tip catheter used for steering guidewires in challenging interventions
Guardian	2007	<$3	$100	Hemostat valve to allow placement of multiple devices simultaneously
SuperCross™	2011	<$3	>$20	Catheters for support and delivery of guidewires during challenging coronary and peripheral interventions
Snares	2008	<$3	> $40	Device used to retrieve or manipulate devices in catheterization procedures
Minnie®	2009	<$3	$30	Support catheter used to facilitate placement and exchange of guidewires and other interventional devices.

Our highest selling catheter product is the GuideLiner guide extension device.  We received CE Mark and launched GuideLiner in Europe in October 2009, and we received 510(k) clearance and launched GuideLiner in the U.S. in November 2009.  With the introduction of the GuideLiner, Vascular Solutions pioneered the interventional technique of rapid exchange guide extension.  The GuideLiner catheter is a unique coaxial “mother-and-child” guide extension device with rapid exchange convenience that enables deep seating, guide back-up support, and selective intubation in challenging coronary interventions.   In December 2011, we launched the second generation of our GuideLiner catheter with increased flexibility, a smaller size version and a longer extension.   In August 2013, we launched the third generation version, GuideLiner V3, which features a polymer “half-pipe” collar to enhance stent and wire deployment.  In December 2013, our Japanese distributor received Shonin approval from the Japanese Ministry of Health, Labour and Welfare (MHLW) to permit sales of the GuideLiner in Japan.

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

In addition to the Pronto V3 and V4, we have developed and launched four additional versions of extraction catheters - the Pronto-Short, Pronto 035, Pronto LP and Pronto XL.  The Pronto-Short is a shorter and larger version, designed for use in clotted dialysis grafts that was launched in August 2005.  The Pronto 035 is a larger version, designed for use in large vessels that was launched in August 2007.  The Pronto LP is a low profile version, designed for use in smaller vessels that was launched in January 2008.  The Pronto XL extraction catheter is an even larger version with either a straight or pigtail tip, designed for use in very large vessels that was launched in January 2012.

In July 2003, we launched a variety of introducer products used to gain percutaneous access to the vasculature for performing arterial and venous catheterization procedures.  These products include a full line of micro-introducer kits and a variety of specialty guidewires.

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

In April 2010, we acquired the SmartNeedle doppler guided needle products from Escalon Vascular Access, Inc.  The SmartNeedle products consist of a hand-held monitor and one-time use needles designed to provide auditory ultrasound guided access to arteries and veins during catheterization procedures.

In August 2012, we acquired the Venture catheter from St. Jude Medical, and we launched the Venture catheter in the U.S. in April 2013 and in international markets in August 2013.  The Venture catheter features a tip that deflects up to 90 degrees for precise direction of 0.014” guidewires through tortuous anatomy.

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

In January 2011, we launched the SuperCross catheters.  The SuperCross catheters are used in conjunction with steerable guidewires to access discrete regions of the coronary and peripheral vasculature and are sold in multiple versions. The SuperCross catheters are available in straight tip and angled tip versions with pre-formed tips designed to direct wire placement in tortuous vessels.  In December 2013, our Japanese distributor received Shonin approval from the MHLW to market our SuperCross FT microcatheter in Japan.

During 2008, we entered into an agreement with Radius Medical, Ltd. (“Radius”) to distribute its Micro Elite™ and Expro Elite™ Snares within the United States.  The snares are used to retrieve or reposition other intravascular devices from within the vasculature and feature a design that allows delivery through standard catheter lumens.  In October 2010, we acquired all of the assets related to the snares from Radius.

In January 2009, we launched the Minnie support catheter.  The Minnie support catheter is designed to provide guidewire support and exchange during complex interventions.

Hemostat Products

Our second largest product category, hemostat products, generated 2014 sales of $24.4 million, a 3% increase from the 2013 level of $23.8 million. Hemostat products represented 19% of our total product and service revenue during 2014.

Our hemostat products primarily utilize thrombin, a powerful bovine-derived blood clotting protein, to deliver a rapid seal of bleeding with a variety of shelf-stable product configurations.  Internally, we have development a proprietary manufacturing process to terminally sterilize our thrombin-based hemostats, which has resulted in our ability to create unique advantages in storage, shipping, preparation, and application of our hemostat products.  With the recent rapid adoption of radial artery catheterizations in the U.S., we have added a major emphasis on products for use in radial procedures in our hemostat products category.

Our highest selling hemostat products during 2014 are listed in the table below.

Product	Market Introduction	2014 Sales ($MM)	Estimated Market Potential ($MM)	Description
D-Stat Dry Thrombix®	2003	$12.4	$50	Thrombin-based bandages used in conjunction with manual compression to control bleeding in catheterizations
D-Stat Flowable	2002	$5.5	$10	Flowable mixture of collagen, thrombin, and diluent used to control bleeding in the pectoral pockets
Vasc Band	2013	$3.4	$50	Compression device that utilizes an inflatable membrane to control bleeding following a catheterization utilizing the radial artery
D-Stat Radial	2004	<$3	$25	Compression device that utilizes a thrombin pad to control bleeding following a catheterization utilizing the radial artery
Accumed wrist positioning splint	2012	<$3	$15	Splint that positions and stabilizes the patient’s wrist during a catheterization utilizing the radial artery

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

We completed a 376-patient; five-center randomized clinical study that demonstrated a 50% reduction in the median time-to-hemostasis when using the D-Stat Dry bandage compared to simple manual compression.  In the third quarter of 2006, we received FDA clearance of our claim that the D-Stat Dry product reduces the time-to-hemostasis in diagnostic catheterizations.  In the first quarter of 2008, we received FDA clearance and began selling two new versions of the original D-Stat Dry bandage.  The first new version, the D-Stat Dry Clear hemostatic bandage, is packaged with a clear bandage which allows for better visibility of the site while the bandage is in place.  The second new version, Thrombix, uses a lower cost manufacturing process which offers price flexibility within the product line.  In the first quarter of 2009, we received FDA clearance and began selling a new version of the original D-Stat Dry bandage.  This new product, the D-Stat Dry Wrap hemostatic bandage, contains a pre-cut specifically designed for the control of bleeding around indwelling lines.  In May 2011, we received FDA clearance and began selling a new version of our D-Stat Dry bandages with silver impregnated into the gauze pad to help prevent the colonization of microorganisms on the pad.

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

Radial artery access, otherwise known as transradial access, is undergoing rapid adoption in the U.S.  According to industry data, the proportion of U.S. procedures performed using radial access grew from just 1.2% during the first quarter of 2007 to 16.1% by the third quarter of 2013.  The level of penetration for radial artery access in the U.S. is still far behind most other parts of the world – such as Canada at 50%, Japan at 60%, and the average for European countries at more than 40% of catheterization procedures, according to industry data.  Based on projected continued growth in radial access, we believe the number of radial artery access procedures performed in the U.S. will grow to approximately one million by the end of 2016.

While the movement to radial access has presented obstacles to expansion of our femoral hemostat patch business, the trend has created opportunities for our D-Stat Radial hemostat band, which is a version of the D-Stat Dry that includes a compression band to allow it to be applied over the radial artery in the wrist.  We received regulatory clearance for the D-Stat Radial hemostat band in September 2003, and made manufacturing improvements to the product before launching it in the United States in early 2004.

During 2012, we focused on expanding our strategic focus on launching products that cater to the significant growth opportunity in the radial access market.  In June 2012, we acquired the Accumed wrist positioning splint device from Accumed Systems, Inc.  The Accumed wrist positioning split consists of a molded plastic brace that simplifies access to the radial artery by holding the hand, wrist, and forearm in an appropriate, comfortable position.  In May of 2013, we launched the first version of the Vasc Band radial compression device under an exclusive U.S. distribution agreement with LePu Medical Technology (Beijing) Co., Ltd. (“LePu Medical”). The Vasc Band is placed around the patient’s wrist after a radial catheterization procedure and uses an inflatable compression band to assist hemostasis.

In December 2014, we announced FDA clearance of a line of introducer sheaths designed for use in transradial catheterizations manufactured by LePu Medical that will be sold by us under an exclusive U.S. distribution agreement under the name VSI Radial™ introducer sheaths,.

Our D-Stat Flowable hemostat, which we began selling worldwide in February 2002, is a thick yet flowable mixture of collagen, thrombin and diluent that can be used to control active bleeding.  In December 2006, we received FDA approval of our premarket approval (PMA) supplement for the use of D-Stat Flowable in the prepectoral pockets created in pacemaker and implantable cardioverter defibrillator (ICD) implants.  Our PMA supplement was supported by the results of our 269-patient “Pocket Protector” clinical study that demonstrated a 48% reduction in the incidence of clinically relevant hematomas through the use of D-Stat Flowable compared to the standard of care.

Vein Products and Services

Our third product category, vein products and services, generated 2014 revenues of $18.4 million, an increase of 11% from the 2013 level of $16.5 million. Vein products and services represented approximately 15% of our total product and service revenue during 2014.

Our highest selling vein products and services during 2014 are listed in the table below.

Product/Service	Market Introduction	2014 Revenue ($MM)	Estimated Market Potential ($MM)	Description
ClosureFAST reprocessing	2012	$10.2	>$20	Reprocessing of Covidien’s ClosureFAST radiofrequency ablation catheters treatment of varicose veins
Vari-Lase procedure kits, laser consoles and procedure packs	2003	$7.3	>$200	Products used in endovenous laser ablation for treatment of varicose veins

Our vein products are generally used in the treatment of reflux of the great saphenous vein, commonly referred to as varicose veins.  More than one million people in the United States seek treatment each year for varicose veins.  Left untreated, varicose veins can result in serious clinical consequences, including venous stasis ulcers.  Historically, an invasive surgical procedure known as vein stripping was the only treatment for severe varicose veins.  While vein stripping is still performed, since 2002 a non-surgical procedure using energy (laser or radiofrequency) to treat and close the diseased vein has become a preferred alternative.

On December 22, 2011, we entered into an exclusive five-year license agreement with NES, under which we sell a reprocessing service to customers utilizing the ClosureFAST radiofrequency catheter in the treatment of varicose veins in the United States.  The ClosureFAST catheter is owned and marketed by VNUS Medical Technologies, Inc., a subsidiary of Covidien, and our reprocessing service is not licensed by or associated with Covidien.  Under the reprocessing service provided by NES, the customer sends its used ClosureFAST catheters to NES, where they are inspected, cleaned, tested, repackaged, resterilized, and shipped back to the customer.  In addition to the reprocessing service, we also purchase used ClosureFAST catheters and have them reprocessed by NES, and then sell the reprocessed ClosureFAST catheters to customers in the U.S.

We also have leveraged our expanded vein products customer base by selling ancillary products used in vein procedures.  In September 2013, we launched our VSI 0.025” Guidewire which can be used during radiofrequency ablation procedures to facilitate placement of the ClosureFAST catheter into desired treatment locations.  We now offer a wide range of accessory products for the vein ablation procedures, including 7F introducer sheath systems, an 18-gauge ecogenic needle for percutaneous entry, syringe kits and infiltration pumps for administration of local anesthesia, and a broad line of procedure packs.

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

The amount of total revenue contributed by each of our product categories and by geographic areas for the last three fiscal years is set forth in Notes 2 and 11 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2014.

Agreements with King Pharmaceuticals, Inc.

In January 2007, we entered into a License Agreement with King Pharmaceuticals, Inc. (King), which is now a subsidiary of Pfizer, Inc.  Under the terms of the License Agreement, we granted to King an exclusive, royalty-free, fully-paid up, perpetual, worldwide right and license to all of our patents and know-how relating to the development, manufacture, use, sale, importation or other exploitation of our Thrombi-Pad® trauma bandage, Thrombi-Gel® hemostats, Thrombi-Paste TM hemostat (collectively, the “Products”) and all future medical devices having application in the Field (as defined below) and intended to produce hemostasis by accelerating the clotting process of blood (a “hemostat device”).  The “Field” is defined as all applications of hemostat devices in all areas other than catheterization laboratories (cardiac and peripheral), electrophysiology laboratories and holding and recovery rooms for such laboratories.  Upon execution of the License Agreement, King paid us a one-time payment of $6.0 million.  No other payments are due from King to us under the License Agreement.  The term of the License Agreement commenced on January 9, 2007 and continues until the later of the expiration of each licensed patent or King’s relinquishment of its license rights under the licensed know-how.

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

Business Strategy

Our primary objective is to establish ourselves as a leading supplier of clinically superior medical devices and services for substantial, unique opportunities within interventional medicine worldwide. The key steps in achieving our primary objective are the following:

•	Maintain and Improve our Clinically-Oriented Direct Sales Force in the United States. During 2000, we commenced sales of our products in the United States through a direct sales force of clinically trained account managers who sell and train interventional cardiologists, radiologists and catheterization laboratory personnel on the use of our products. As our product lines have increased, we have increased the size of our sales force to 101 at the end of 2014 compared to 91 at the end of 2013, which provides substantially complete geographic coverage of the United States.

•
Expand the Markets and Revenue of our International Distribution.  We sell our products into international markets through 44 independent distributors that cover 56 countries at the end of 2014.  Our sales in markets outside the United States increased from 15% of our revenue in 2013 to 18% of our revenue in 2014.  We intend to continue to increase our international sales as a percentage of revenue by continuing to increase the number of countries where our products are sold and increasing the volume of our products sold in international markets.

•
Develop New Devices and Services to be Sold  to our Existing Customers.  Since the beginning of 2003, we have created and developed over 80 new medical devices that are sold to and used by interventional physicians.  We intend to continue to leverage our direct sales force and international distributor organization by creating, developing and launching additional new products and services for interventional physicians.

•
Acquire Additional Products or Services to be Sold to our Existing Customers.  We intend to continue to leverage our distribution capabilities by offering additional new products and services through acquisitions and distribution agreements.  Over the past three years, we have acquired products, product distribution rights and services from multiple companies (see Note 15 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2014), and we expect to continue to acquire complementary products and services and to enter into distribution agreements for the distribution of other companies’ products.

•
Explore Corporate Relationships to Augment our Distribution Capabilities.  When we develop versions of our products that are intended to be used by physicians outside of our target market, (such as our Thrombi-Gel and Thrombi-Pad products) and in other situations where we believe synergistic sales can result from an expanded distribution network, we intend to enter into corporate relationships to broaden our products’ reach and increase our revenues without defocusing our  sales force.

Sales, Marketing and Distribution

In 2000, we commenced sales of our first product, the Duett sealing device, in the United States through our direct sales organization. As of December 31, 2014, our U.S. direct sales force consisted of 101 employees, all of whom sell our entire line of products and services.  We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force.

Our international sales and marketing strategy has been to sell to interventional cardiologists and interventional radiologists through established independent distributors in major international markets, subject to required regulatory approvals.  As of December 31, 2014, we have agreements with 44 independent distributors that cover 56 countries.  We have entered into multi-year written distribution agreements with each of our independent distributors, and we ship our products to these distributors upon receipt of purchase orders.  Each of our independent distributors has the exclusive right to sell our products within a defined territory.  These distributors also market other medical products, although generally they have agreed not to sell directly competitive products.  Our independent distributors purchase our products from us at a discount from list price and resell the device to hospitals and clinics.  Sales to international distributors are denominated in United States dollars, with the exception of sales of our Guardian valve product from our subsidiary in Ireland and sales to our German distributor, which are both denominated in Euros.  The end-user price is determined by the distributor and varies from country to country.

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

New Product and Service Development

Our growth depends in large part on the continuous introduction of new and innovative products and services, together with ongoing enhancements to our existing products and services, through internal product development, technology licensing and strategic alliances.  We recognize the importance of, and intend to continue to make investments in, research and development.  We incurred expenses of $13,441,000  in 2014, $13,191,000 in 2013, and $11,870,000 in 2012 for research and development activities, which constituted 11%, 12%, and 12%, respectively, of net sales.  R&D activities include research, product development and intellectual property development.  We expect that our R&D expenditures will be approximately 11 to 12% of net sales in 2015.

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

To further leverage our efficiencies, our research and development group continues to develop in-house capabilities to manufacture several components currently produced by outside vendors.

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

Manufacturing

We manufacture our products in our facilities located in the suburbs of Minneapolis, Minnesota and in the country of Ireland.  Manufacturing and packaging processes occur in controlled environments and most sterile product manufacturing and packaging processes occur in a certified clean room environment.  Our quality system, manufacturing facilities and processes have been certified to be compliant with the European Medical Device Directive 93/42/EEC, ISO 13485:2012, the Canadian Medical Device Regulations SOR/98-282, and they comply with FDA Quality System Regulations.

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

Our primary competitors include: Medtronic plc., Boston Scientific Corporation, Merit Medical Systems, Inc., Marine Polymer Technologies, Inc., Cook Medical Inc., AngioDynamics, Inc., and Terumo Corporation.

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

Intellectual Property: Patents, Trade Secrets, and Trademarks

We file patent applications to protect technological innovations related to new medical devices and improvements on existing medical devices that are significant to the development of our business, and use trade secrets and trademarks to supplement this protection and protect other areas of our business.  We currently have 24 issued U.S. patents and 19 additional U.S. patent applications pending relating to our GuideLiner catheters, Pronto extraction catheters, Langston dual lumen catheter, Venture catheters and multiple other products on the market or in development.  We also have obtained issued international patents and are currently pursuing additional international patent applications.  Our 24 issued U.S. patents have expiration dates ranging from May 2018 to April 2033.

The interventional medical device market is characterized by frequent and substantial intellectual property litigation.  Intellectual property litigation in recent years has proven to be complex and expensive, and the outcome of such litigation is difficult to predict.  The interpretation of patents, for example, involves complex and evolving legal and factual questions.

Currently, we are not involved in any patent litigation.  We may become the subject of intellectual property litigation in the future related to our products or services.  Our defense of any intellectual property litigation claims, regardless of the merits of the complaint, could divert the attention of our technical and/or management personnel away from the development and marketing of our products and services for significant periods of time.  The costs incurred to defend these claims could be substantial and adversely affect us, even if we are ultimately successful.

We rely on trade secret protection for certain aspects of our technology.  We typically require our employees, consultants and vendors for major components to execute confidentiality agreements upon their commencing services with us or before we disclose confidential information to them.  These agreements generally provide that all confidential information developed or otherwise made known to the other party, during the course of that party’s relationship with us, is to be kept confidential and not disclosed to third parties, except in special circumstances.  The agreements with our employees also provide that all inventions conceived or developed in the course of providing services to us shall be our exclusive property.

We register trademarks for certain products in the United States and use unregistered trademarks for other products. We current have over 35 active U.S. registered trademarks and use over 20 unregistered trademarks. United States trademark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of business.

We also use certain third party trademarks in association with products or services that we sell.   “ClosureFAST” is a registered trademark of Covidien LP. “OptiSeal” is a registered trademark of Greatbatch Ltd.  “PolarCath” is a trademark of NuCryo Vascular LLC.  “VeinSite” is a registered trademark of VueTek Scientific LLC.

Employees

As of December 31, 2014, we had 485 full-time employees.  Of these employees, 190 were in manufacturing activities, 145 were in sales and marketing activities, 35 were in regulatory, quality assurance and clinical research activities, 79 were in research and development activities, and 36 were in general and administrative functions.  We have never had a work stoppage and none of our employees are covered by collective bargaining agreements.  We believe our employee relations are good.  We are an Equal Opportunity Employer.

Executive Officers of the Registrant

Our executive officers as of January 31, 2015 are as follows:

Name	Age	Position
Howard Root	54	Chief Executive Officer and Director
James Hennen	42	Chief Financial Officer and Sr. VP of Finance
Charmaine Sutton	55	Sr. VP of Operations
William Rutstein	62	Sr. VP of International Sales
Chad Kugler	43	Sr. VP of Research and Development
Carrie Powers	40	VP of Marketing

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

William Rutstein has served as our Senior Vice President of International Sales since January 2015.  Mr. Rutstein previously served as our Senior Vice President of Worldwide Sales from July 2010 to January 2015, Vice President of International Sales from October 2008 to July 2010, Senior Director of International Sales from January 2008 to October 2008, and Director of International Sales upon joining Vascular Solutions in August 1999 until January 2008.  Prior to joining us, Mr. Rutstein was the Business Unit Director for the cardiosurgery division of Minntech Corporation, a medical device company, from April 1997 to July 1999.  From November 1988 to March 1997, Mr. Rutstein worked for Daig Corporation (a St. Jude Medical Company), a medical device company specializing in cardiology and electrophysiology catheters, where he served as Regional Sales Manager, National Sales Manager, OEM Sales Manager and International Sales Manager.

Chad Kugler has served as our Senior Vice President of Research and Development since March 2014.  Prior to joining us, he was the Co-Founder, President and General Manager of BridgePoint Medical, a company that developed a proprietary, catheter-based system to treat coronary chronic total occlusions, from 2005 until its acquisition by Boston Scientific in 2012.  From 2003 to 2005 Mr. Kugler was part of the founding team at Torax Medical, which developed a treatment for acid reflux disease.  From 1997 to 2001 Mr. Kugler was the Director of Research and Development at Teramed, an aortic endovascular graft company acquired by Cordis in 2001.  Mr. Kugler began his career as an engineer with SCIMED/Boston Scientific in 1992.

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

We and our Chief Executive Officer are defendants in a criminal indictment that could result in a substantial disruption to our business.

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

During 2012, the U.S. Attorney’s Office for the Western District of Texas intervened in a qui tam civil lawsuit initiated against us involving allegations of off-label promotion of our Vari-Lase Short Kit endovenous laser product (see Item 3 – Legal Proceedings:  Government Litigation of Part I of this Annual Report on Form 10-K for the year ended December 31, 2014).  Subsequently, we learned that the U.S. Attorney’s Office also had commenced a criminal investigation of the same matter.  On January 22, 2014, we agreed with the U.S. Attorney’s Office to settle the civil lawsuit, and the settlement agreement was executed on July 28, 2014.  Under the terms of the settlement agreement, we made a payment of $520,000, we made no admission of fault or liability, and the U.S. Attorney’s Office dismissed the civil lawsuit with prejudice and released all civil claims brought against us in the civil lawsuit.

Settlement of the civil lawsuit had no effect upon the criminal investigation, and on November 11, 2014, the U.S. Department of Justice filed a criminal indictment in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The indictment alleges that Vascular Solutions and our Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit product.  We believe the allegations are false and intend to contest them vigorously.  Defending ourselves against the indictment will entail costs that are expected to be material and will require significant attention from our management.  If we were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  Given the early stage of this proceeding, we cannot estimate the amount or range of loss if we were to be convicted; however, it would likely be material.  If we were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, we would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If we were to be convicted of a misdemeanor related to health care fraud, we could be excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would substantially adversely affect our ability to continue to conduct our business.  Conviction of our Chief Executive Officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with the Company.  The consequences of the current criminal litigation, as well as consequences of any future governmental investigation or lawsuit of any related or unrelated matter, could have a material adverse effect on our business, results of operations and stock price.

We may become subject to shareholder litigation, which could divert the attention of management from the day-to-day operation of our business or result in us incurring substantial costs and liabilities.

Following the announcement on November 13, 2014 of the criminal indictment of the company and our Chief Executive Officer, several law firms publicly stated that they are conducting investigations of us or our officers and directors for potential securities law and shareholder derivative action lawsuits.  Such investigations often result in litigation.  If litigation were to be commenced, our defense of such litigation could divert the attention of management from the day-to-day operation of our business or result in us incurring substantial costs and liabilities, irrespective of the merits of the litigation.

We may face intellectual property litigation, which could prevent us from manufacturing and selling our products or services or result in us incurring substantial costs and liabilities.

The interventional medical device industry is characterized by numerous patent filings.  As a result, participants in the industry frequently experience substantial intellectual property litigation.  While we are not currently involved in any intellectual property litigation, in the recent past we have been involved in litigation concerning multiple products.

Some companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage.  In addition, non-practicing patent assertion entities have accumulated patent rights related to the medical device industry and are asserting them against operating companies in attempt to collect settlements or licensing fees.  Intellectual property litigation has proven to be very complex, and the outcome of such litigation is difficult to predict.  While we do not believe that any of our products or services infringe any existing patent or other intellectual property right, we previously have been involved in substantial intellectual property litigation and expect to continue to become subject to intellectual property claims with respect to our new or existing products or services.

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

The existing market for interventional medical devices and services is intensely competitive.  We expect competition to increase further as companies develop new products and services or modify their existing products and services to compete directly with ours.  Each of our products and services encounters competition from several medical device companies, including Medtronic plc., Boston Scientific Corporation, Terumo Corporation, and Cook Medical Inc.  Each of these companies has:

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

We depend on information technology and communications systems to operate our business and unauthorized access to, breaches or other failures of these systems could have a material adverse effect on our business.

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations and for communication with our direct domestic sales force.  Our information technology systems require an ongoing commitment of significant resources to maintain and protect the integrity and confidentiality of our proprietary data.  Third-party cyber-attacks against public companies are becoming more sophisticated and frequent.  Any successful cyber-attack against us could result in the theft of intellectual property, misappropriation of employee or customer information or our other assets, disrupt our communication with our direct domestic sales force, or otherwise compromise our confidential or proprietary information and disrupt our operations.  If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, lose existing customers, have difficulty preventing, detecting, and controlling fraud, be subject to regulatory sanctions or penalties, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We conduct our operations principally in two adjacent buildings, an office building and a manufacturing facility, in Maple Grove, a suburb of Minneapolis, Minnesota.

In November 2012, we purchased the office building and currently occupy approximately 24,000 square feet of the office building as general office space and approximately 26,000 square feet as research and development space.  The remaining 26,000 square feet of the office building is under lease to third-party tenants.

In December 2014, we acquired our manufacturing facility, consisting of 79,000 square feet, and intend to renovate the manufacturing facility during 2015.

In January 2015, we entered into a purchase agreement to acquire a manufacturing and office building of approximately 26,000 square feet located adjacent to our existing manufacturing facility.  We expect the purchase to close in the first quarter of 2015, subject to customary closing conditions.  We intend to occupy 17,500 square feet of the building, with an existing tenant expected to occupy the remaining 8,500 square feet.

In addition, we lease 26,000 square feet as our warehouse in suburban Minneapolis, Minnesota and lease 1,150 square feet in Galway, Ireland for our Irish subsidiary.

ITEM 3.	LEGAL PROCEEDINGS

Governmental Litigation

On June 28, 2011, we received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to Vari-Lase products, and in particular the use of the Vari-Lase Short Kit for the treatment of perforator veins.  Subsequently, we learned that the U.S. Attorney’s Office also had commenced a criminal investigation of the same matter.  The Vari-Lase Short Kit was sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity from 2007 until we voluntarily withdrew the product from the market in July 2014, with total U.S. sales of approximately $534,000 (0.1% of our total U.S. sales for such period).  The Vari-Lase Short Kit has not been the subject of any reported serious adverse clinical event.  On August 14, 2012, the United States District Court for the Western District of Texas unsealed a qui tam complaint that had been filed on November 19, 2010 by Desalle Bui, a former sales employee of the Company, which was the basis for the U.S. Attorney’s civil investigation, to which the federal government, after three extensions of time, elected to intervene.  The complaint contained allegations of off-label promotion of Vari-Lase products for the treatment of perforator veins, re-use of single-use Vari-Lase products and kickbacks to physicians, resulting in alleged damages to the government of approximately $20 million.  An amended complaint limited to allegations of off-label promotion of the Vari-Lase Short Kit resulting in an unspecified amount of damages and penalties was filed by the U.S. Attorney’s Office in December 2012.  On January 22, 2014, we agreed with the U.S. Attorney’s Office to settle the civil lawsuit, and the settlement agreement was executed on July 28, 2014.  Under the terms of the settlement agreement, we made a payment of $520,000, we made no admission of fault or liability, and the U.S. Attorney’s Office dismissed the civil lawsuit with prejudice and released all civil claims brought against us in the civil lawsuit.  Settlement of the civil lawsuit had no effect upon the criminal investigation.

On November 11, 2014, a criminal indictment was issued in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The indictment alleges that the Company and our Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit.  We believe the allegations are false and intend to contest them vigorously.  Defending against the indictment will entail costs that are expected to be material and will require significant attention from our management.  If we were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  Given the early stage of this proceeding, we cannot estimate the amount or range of loss if we were to be convicted; however, it would likely be material.  If we were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, we would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If we were to be convicted of a misdemeanor related to health care fraud, we could be excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would substantially adversely affect our ability to continue to conduct our business.  Conviction of our Chief Executive Officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with the Company.

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

	High	Low
2014
First Quarter	$28.21	$21.05
Second Quarter	27.00	18.42
Third Quarter	25.82	21.15
Fourth Quarter	30.96	22.92

2013
First Quarter	$16.99	$14.03
Second Quarter	17.18	13.92
Third Quarter	17.37	14.42
Fourth Quarter	23.40	16.02

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 13, 2014, our Board of Directors approved a Common Stock Repurchase Plan (the “Repurchase Plan”), which provides the option to repurchase up to $20,000,000 of our common stock on the open market at market prices through December 31, 2015.

The following table provides information about the shares repurchased through December 31, 2014:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – 31, 2014	–	–	–	–
November 1 – 30, 2014	33,401	$24.52	33,401	$19,181,029
December 1 – 31, 2014	–	–	–	$19,181,029
Total	33,401	$24.52	33,401	$19,181,029

Holders

As of December 31, 2014, we had 393 shareholders of record.  Such number of record holders does not reflect shareholders who beneficially own common stock held in nominee or street name.

Dividends

        We have paid no cash dividends on our common stock, and do not intend to pay cash dividends on our common stock in the future.

Performance Graph

The following graph shows a comparison of cumulative total returns for our common stock, the NASDAQ U.S. Benchmark TR Index and the NASDAQ OMX Medical Supplies Index, assuming the investment of $100 in our common stock and each index on December 31, 2009 and the reinvestment of dividends, if any.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2014 and 2013 and for the three years ended December 31, 2014, 2013 and 2012 are derived from, and should be read together with, our consolidated financial statements included elsewhere in this Form 10-K.  The following selected financial data as of December 31, 2012, 2011 and 2010 and for the fiscal years ended December 31, 2011 and 2010 are derived from consolidated financial statements not included herein.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statements of Operations Data:
Net revenue:
Product revenue	$125,666	$110,197	$98,036	$86,589	$77,419
License, royalty and collaboration revenue	433	301	350	3,367	1,024
Total net revenue	126,099	110,498	98,386	89,956	78,443

Product costs and operating expenses:
Cost of goods sold	41,699	36,156	32,561	29,844	26,465
Collaboration expenses	165	60	-	-	175
Research and development	13,441	13,191	11,870	10,240	9,524
Clinical and regulatory	4,979	4,408	4,358	4,332	3,551
Sales and marketing	29,825	27,372	25,777	24,126	23,188
General and administrative	12,986	8,991	6,522	4,997	5,183
Litigation settlement	-	1,332	-	-	(3,529)
Medical device excise tax	1,435	1,319	-	-	-
Amortization of purchased technology and intangibles	1,642	1,572	1,393	831	304
Total product costs and operating expenses	106,172	94,401	82,481	74,370	64,861
Operating earnings	19,927	16,097	15,905	15,586	13,582

Other earnings (expenses)	(15)	(14)	(13)	113	(24)

Earnings before income taxes	19,912	16,083	15,892	15,699	13,558

Income tax benefit (expense)	(7,178)	(4,941)	(5,983)	(5,960)	7,819
Net earnings	$12,734	$11,142	$9,909	$9,739	$21,377
Net earnings per common share – Basic	$0.75	$0.68	$0.62	$0.59	$1.30
Net earnings per common share – Diluted	$0.72	$0.65	$0.60	$0.57	$1.26
Weighted average number of basic common shares outstanding	16,892	16,412	16,004	16,638	16,478
Weighted average number of diluted common shares	17,711	17,025	16,456	17,184	17,008

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$36,461	$30,785	$11,554	$13,726	$17,360
Working capital	65,363	56,355	38,016	38,650	38,927
Total assets	127,368	108,141	88,002	76,483	78,457
Total shareholders’ equity	113,340	96,350	76,867	66,706	64,103

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business.  These forward-looking statements and other forward-looking statements made elsewhere in this document that are not strictly historical fact are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Item 1A of Part I of this Annual Report on Form 10-K for the year ended December 31, 2014, sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.  We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.

Overview

        Our product portfolio includes a broad spectrum of over 80 products consisting of over 600 stock keeping units (SKUs) covering a wide array of blood clotting devices, extraction catheters, access catheters, guide extension catheters, micro-introducer kits, guidewires, snare and retrieval devices, a reprocessing service for radiofrequency catheters and endovenous laser and procedure kits for the treatment of varicose veins.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations in three main categories based on similarities in the products or services sold.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals.  A significant portion of our net revenue historically has been, and we expect to continue to be, attributable to new and enhanced products and services.   We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products and services.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Year Ended December 31,
	2014	2013	2012

Net revenue:
Product revenue	100%	100%	100%
License, royalty and collaboration revenue	-	-	-
Total net revenue	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	33%	33%
Collaboration expenses	-	-	-
Research and development	11%	12%	12%
Clinical and regulatory	4%	4%	5%
Sales and marketing	24%	25%	26%
General and administrative	10%	8%	7%
Litigation settlement	-	1%	-
Medical device excise tax	1%	1%	-
Amortization of purchased technology and intangibles	1%	1%	1%
Total product costs and operating expenses	84%	85%	84%
Operating earnings	16%	15%	16%

Interest earnings/expense and foreign exchange loss, net	-	-	-

Earnings before income taxes	16%	15%	16%

Income tax expense	(6%)	(5%)	(6%)
Net earnings	10%	10%	10%

Our products and services fall into three categories.  The following table sets forth, for the periods indicated, net revenue by product category along with the change from the previous year:

	For Years Ended December 31,
	2014		2013		2012
	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$82,885,000	19%	$69,936,000	14%	$61,262,000	16%
Hemostat products	24,389,000	3%	23,752,000	5%	22,676,000	(2%)
Vein products	18,392,000	11%	16,509,000	17%	14,098,000	34%
Total product revenue	125,666,000	14%	110,197,000	12%	98,036,000	13%
License, royalty and collaboration	433,000	44%	301,000	(14%)	350,000	(90%)
Total net revenue	$126,099,000	14%	$110,498,000	12%	$98,386,000	9%

Year ended December 31, 2014 compared to the years ended December 31, 2013 and December 31, 2012.

Net revenue increased 14% to $126,099,000 for the year ended December 31, 2014 from $110,498,000 for the year ended December 31, 2013.  This increase consists of the following components:

% Increase (Decrease)
Volume of existing products and services sold (including sales of new versions of existing products and services)	17%
Pricing of existing products and services sold	(3%)
Revenue from new products or services, defined as products and services that had no revenue in 2013	-%
14%

Approximately 82% of our net revenue was earned in the United States and 18% of our net revenue was earned in international markets for the year ended December 31, 2014.

Net revenue increased 12% to $110,498,000 for the year ended December 31, 2013 from $98,386,000 for the year ended December 31, 2012.  This increase consists of the following components:

% Increase (Decrease)
Volume of existing products and services sold (including sales of new versions of existing products and services)	10%
Pricing of existing products and services sold	-%
Revenue from new products or services, defined as products and services that had no revenue in 2012	2%
12%

Approximately 85% of our net revenue was earned in the United States and 15% of our net revenue was earned in international markets for the year ended December 31, 2013.

We recognized $433,000 of license, royalty and collaboration revenue during the year ended December 31, 2014, compared to $301,000 during the year ended December 31, 2013 and $350,000 during the year ended December 31, 2012, due to our license and device supply agreements with King, our royalty agreement with a third party, and our distribution agreement with Nicolai.  Collaboration expense of $165,000 was recognized during the year ended December 31, 2014 compared to $60,000 during the year ended December 31, 2013 and $-0- during the year ended December 31, 2012, as a result of an agreement we entered into in April 2013 to develop a new hemostatic device for a third party.

Gross margin across all product lines remained constant at 67% for each of the years ended December 31, 2014, December 31, 2013 and December 31, 2012.  We expect product gross margins to be in the range of 66.5% to 67.5% in 2015, subject to variations in our selling mix between United States and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry and GuideLiner products.

Research and development expense for the year ended December 31, 2014 totaled $13,441,000 or 11% of revenue, compared to $13,191,000, or 12% of revenue for the year ended December 31, 2013 and $11,870,000, or 12% of revenue for the year ended December 31, 2012.  Research and development expenses have increased on a dollar basis, but declined on a percentage basis compared to the years ended December 31, 2013 and December 31, 2012, as we have hired additional employees to improve the through-put of our new product development projects.  We expect our continuing research and development expense to be approximately 11% to 12% of revenue in 2015 as we continue to pursue additional new products and move our longer term development projects forward.

Clinical and regulatory expense for the year ended December 31, 2014 totaled $4,979,000, or 4% of revenue, compared to $4,408,000, or 4% of revenue for the year ended December 31, 2013 and $4,358,000, or 5% of revenue for the year ended December 31, 2012.  Clinical and regulatory expenses have increased on a dollar basis, but have remained consistent as a percentage of revenue compared to the years ended December 31, 2013 and December 31, 2012, due to additional expenses being incurred in preparation for planned future clinical studies.  We expect clinical and regulatory expense to be approximately 4.5% to 5.5% of revenue in 2015.

Sales and marketing expense for the year ended December 31, 2014 totaled $29,825,000, or 24% of revenue, compared to $27,372,000, or 25% of revenue for the year ended December 31, 2013 and $25,777,000, or 26% of revenue for the year ended December 31, 2012.  The decline in sales and marketing expense as a percentage of revenue primarily resulted from our revenue growing faster than the growth in our U.S. direct sales force to 101 full-time employees at December 31, 2014 from 88 at December 31, 2012.  We expect to maintain our sales force at approximately 100 full-time employees during 2015.  As a result, we expect our sales and marketing expense will be approximately 23% to 24% of revenue for the full year of 2015.

General and administrative expense for the year ended December 31, 2014 totaled $12,986,000, or 10% of revenue, compared to $8,991,000, or 8% of revenue for the year ended December 31, 2013 and $6,522,000, or 7% of revenue for the year ended December 31, 2012.  General and administrative expense increased in 2014 on a dollar and percentage basis due to an additional $3,700,000 of legal expenses in 2014, primarily related to the qui tam litigation, the related U.S. Attorney criminal indictment, and the patent infringement lawsuit with Boston Scientific (see Note 14 to our Consolidated Financial Statements).  General and administrative expense increased in 2013 on a dollar and percentage basis due to an additional $1,071,000 of legal expenses in 2013, primarily related to the patent infringement lawsuit with Boston Scientific, the patent infringement lawsuit with Terumo Corporation, and the qui tam litigation.  While legal expenses are difficult to forecast, we expect legal expenses to be approximately $2,000,000 per quarter during 2015 due to the on-going U.S. Attorney criminal litigation.  As a result, we expect general and administrative expense to be approximately 11.5% to 12.5% of revenue during 2015.

Litigation settlement expense was $-0- for the year ended December 31, 2014, compared to $1,332,000 for the year ended December 31, 2013 and $-0- for the year ended December 31, 2012.  Litigation settlement expense in 2013 consisted of $812,500 incurred in the third quarter and paid on December 13, 2013 in connection with the settlement of the patent infringement lawsuit brought by Terumo Corporation and $520,000 incurred in the fourth quarter of 2013 and paid in 2014 related to settlement of the qui tam litigation (see Note 14 to our Consolidated Financial Statements).

Medical device excise taxes for the year ended December 31, 2014 totaled $1,435,000, or 1.1% of revenue, compared to $1,319,000, or 1.2% of revenue for the year ended December 31, 2013 and $-0- for the year ended December 31, 2012.  An excise tax on the sale of medical devices in the U.S. became effective on January 1, 2013.  The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States.  The tax does not apply to service revenues.  The Company’s effective rate for this tax is less than the statutory rate due to international sales, service revenues and sales of purchased finished goods (where the original seller is responsible for paying the tax).  We expect our medical device excise taxes to be approximately 1.1% of revenue in 2015.

Amortization of purchased technology and other intangibles was $1,642,000 for the year ended December 31, 2014, compared to $1,572,000 for the year ended December 31, 2013, and $1,393,000 for the year ended December 31, 2012.  The amortization resulted from our product acquisitions.  As part of these asset purchases and licensing agreements, we allocated $16,000,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years (see Notes 3 and 15 to our Consolidated Financial Statements).

We recorded income tax expense of $7,178,000 for the year ended December 31, 2014, compared to an income tax expense of $4,941,000 for the year ended December 31, 2013 and $5,983,000 for the year ended December 31, 2012.  This represents an income tax rate of 36% for the year ended December 31, 2014, 31% for the year ended December 31, 2013, and 38% for the year ended December 31, 2012.  The effective tax rate of 36% for the year ended December 31, 2014 consists of a graduated federal rate slightly higher than 34% and state taxes.  The reduced effective tax rate of 31% for the year ended December 31, 2013 was due primarily to the impact of $1.3 million of stock option exercises, $849,000 of domestic manufacturing deductions which had been limited in prior years by alternative minimum taxes, and recognition of $300,000 of research and development credits in the first quarter of 2013 that had been deferred due to congressional delay at the end of 2012.  We expect our income tax rate will be between 35% and 36% in 2015.

As of December 31, 2014, we had a total of $6,575,000 of gross deferred tax assets on our balance sheet, consisting of $3,681,000 of current deferred tax assets and $2,894,000 of long term deferred tax assets.  In addition, at December 31, 2014, we had a long term deferred tax liability of $803,000 and $2,681,000 of federal and state research and development tax credit carryforwards which will begin to expire in 2015.  We have recorded an allowance of approximately $912,000 against the state research and development tax credit carryforwards, reflecting the amount of these research and development tax credit carryforwards expected to expire prior to being utilized.

Based on current assumptions, we project our income tax expense to be between $7,000,000 and $8,000,000 in 2015.  Of this total, we expect to be able to utilize approximately $2,400,000 of deferred tax assets to offset our tax payments, resulting in our use of between $4,600,000 and $5,600,000 in cash to pay state and federal taxes in 2015.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $36,461,000 at December 31, 2014, compared to $30,785,000 at December 31, 2013, an increase of $5,676,000.  The majority of our cash is maintained in operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $17,479,000 of cash from operations during the year ended December 31, 2014, primarily resulting from our net earnings of $12,734,000, non-cash depreciation and amortization expense of $4,899,000, non-cash stock-based compensation of $3,882,000 and non-cash taxes of $1,971,000.  Cash from operations increased by $1,708,000 due to an increase in accounts payable and accrued expenses, and decreased by $5,598,000 due to an increase in accounts receivable, inventory and prepaid expenses for the year ended December 31, 2014.  The increase in inventory and accounts receivable was consistent with our expectations.  Day’s sales outstanding at December 31, 2014 and December 31, 2013 were 50 days and 48 days, respectively.

Cash used for investing activities.  We used $12,776,000 of cash in investing activities during the year ended December 31, 2014, consisting of $7,123,000 to purchase our manufacturing facility, and $5,681,000 for capital expenditures relating to the purchase of manufacturing equipment, computer equipment and research and development equipment.

Cash used for financing activities.  We generated $1,098,000 of cash in financing activities during the year ended December 31, 2014, primarily due to the recognition of $1,823,000 of tax benefits from stock based awards, the receipt of $1,435,000 in exchange for the sale of common stock pursuant to our Employee Stock Purchase Plan, and the receipt of $971,000 upon the exercise of outstanding stock options.  These amounts were reduced by $2,312,000 of cash used to repurchase 100,565 shares of our common stock that vested under outstanding restricted stock awards to satisfy income tax withholding obligations and $819,000 used to repurchase 33,401 shares of our common stock in the fourth quarter of 2014 under a share repurchase program.

The following table summarizes our contractual cash commitments as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Product license rights	$400,000	$400,000	$-	$-	$-
Facility operating leases	104,000	104,000	-	-	-
Total	$504,000	$504,000	$-	$-	$-

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

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $65.4 million at December 31, 2014 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; litigation expense; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

Our accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2014.  We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles as outlined in ASC 605-10-S99, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  We recognize revenue as products are shipped based on FOB shipping point terms when title passes to customers.  We negotiate credit terms on a customer-by-customer basis and products are shipped at an agreed upon price and revenue is recorded on a gross basis.  All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.

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

We also generate revenue from the ClosureFAST catheter reprocessing service rights acquired from NES in December 2011.  In accordance with ASC 605-45, the reprocessing revenue is reported as our revenue and the amount paid to NES is reported as our cost of sales (see Note 2 to our Consolidated Financial Statements in Item 8 of Part II  of this Annual Report on Form 10-K for the year ended December 31, 2014).

On January 9, 2007, we entered into three separate agreements with King, consisting of a License Agreement, a Device Supply Agreement and a Thrombin-JMI Supply Agreement.  We licensed the exclusive rights to our products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King in exchange for a cash payment of $7 million.  As part of the Device Supply Agreement, we agreed to complete the development and conduct clinical studies for Thrombi-Gel and Thrombi-Paste, with the costs related to these activities to be paid by King.  We recognized collaboration revenue as it was earned under the agreements with King.  On July 6, 2011, King notified us that it was terminating the development of the Thrombi-Paste products and terminating efforts to obtain the surgical indication for the Thrombi-Gel products.  As a result of King making this decision not to proceed, we recognized revenue of $2,762,000 in the third quarter of 2011, which represented the remaining deferred license revenue originally allocated to the Thrombi-Paste products and the surgical indication of the Thrombi-Gel products as part of the King agreements.  We are amortizing the remaining license fee on a straight-line basis over 10 years. We continue to manufacture and sell the licensed products to King under the Device Supply Agreement.

In addition, we have reviewed the provisions of ASC 808, Collaborative Arrangements, and believe the adoption of this ASC has had no impact on the amounts recorded under these agreements.

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At December 31, 2014, this reserve was $80,000 compared to $50,000 at December 31, 2013.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  At December 31, 2014, this reserve was $220,000 compared to $150,000 at December 31, 2013.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable earnings in the United States based on estimates and assumptions.  We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized.  For the year ended December 31, 2014, we have a valuation allowance recorded on our state research and development credits and net operating loss carryforwards of $1,173,000 related to our gross deferred tax assets of $7,291,000.  In addition, at December 31, 2014 we have a reserve for uncertain tax positions in the amount of $1,262,000 relating to federal and state research and development credits.  At December 31, 2014, we have accrued $-0- for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.  We continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant.

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $33,000 in the amount of United States dollars we receive in payment on accounts receivable from our German distributor Nicolai, and $15,000 in accounts receivable due our subsidiary in Ireland.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no indebtedness and allowed our previous line of credit to expire on December 31, 2013.  As such, we have no exposure to interest rate changes on indebtedness.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  However, we are exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $36,000 on an annual basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto required pursuant to this Item begin on page 44 of this Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Controls.

During the fiscal quarter ended December 31, 2014, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Management has compared our internal controls implemented under the COSO 1992 framework to the newly issued COSO 2013 framework and determined based on our business no material gaps exist in internal control.

Attestation Report of Independent Registered Public Accounting Firm.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014.  The attestation report of Baker Tilly Virchow Krause, LLP on our internal control over financial reporting as of December 31, 2014 is included on page 43 and incorporated by reference herein.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the Sections under the headings “Proposal 1: Election of Directors,” “Corporate Governance - Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2014.

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

Incorporated herein by reference to the Sections under the headings “Director Compensation” and “Executive Compensation” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2014.

On January 30, 2015, our Board of Directors granted restricted stock awards to our employees, including our principal executive officer, principal financial officer and other executive officers named in our 2014 proxy statement (together the “named executive officers”).  In connection with this grant, the Board of Directors allowed all employees receiving an award to make an election to receive a dollar amount specified by the Board either all in restricted stock or two-thirds in restricted stock and one-third in cash payments.  If the cash payments option was elected, one-half of the cash election (one-sixth of the total award) will be paid in November 2015 and the other one-half will be paid in April 2016, subject to continued employment on the date of payment.  If the cash payments option was elected, the remaining two-thirds of the total award was issued in restricted stock on the date of grant, vesting 50% at the two-year anniversary of the date of grant, 25% at the third-year anniversary of the date of grant, and 25% at the fourth-year anniversary of the date of grant, subject to continued employment on the date of vesting.  If the cash payments option was not elected, the entire amount of the award was issued in restricted stock, vesting 50% at the two-year anniversary of the date of grant, 25% at the third-year anniversary of the date of grant, and 25% at the fourth-year anniversary of the date of grant, subject to continued employment on the date of vesting.

The named executive officers, the number of restricted shares awarded to each executive officer (after giving effect to the cash election, if made), and the amount of the cash election made by each executive officer are as follows:

Name	Restricted Shares Granted	Cash Election
Howard Root	18,341	–
James Hennen	7,336	$100,000
Carrie Powers	7,336	$100,000
William Rutstein	4,891	$66,667
Charmaine Sutton	9,170	$125,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the Section under the heading “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2014.

Equity Compensation Plans

The following table sets forth the securities authorized to be issued under our current equity compensation plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and rights)
Equity compensation plans approved by security holders	682,000	$11.84	1,721,000	(1)(2)
Equity compensation plans not approved by security holders	None	None	None
Total	682,000	$11.84	1,721,000

(1)	Includes 859,000 shares reserved and available for issuance under our Stock Option and Stock Award Plan. The shares available for issuance under our Stock Option and Stock Award Plan automatically increases on an annual basis through 2016, by the lesser of:
•	500,000 shares;
•	5% of the common-equivalent shares outstanding at the end of our prior fiscal year; or
•	a smaller amount determined by our Board of Directors or the committee administering the plan.

(2)	Includes 862,000 shares reserved and available for issuance under our Employee Stock Purchase Plan. The shares available for issuance under our Employee Stock Purchase Plan automatically increases on an annual basis through 2020, by the lesser of:
•	200,000 shares;
•	2% of the common-equivalent shares outstanding at the end of our prior fiscal year; or
•	a smaller amount determined by our Board of Directors or the committee administering the plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the Sections under the headings “Related Person Transaction Policy and Related Person Transactions,” “Proposal 1: Election of Directors,” and “Corporate Governance – Committees of the Board of Directors” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to the Section under the heading “Additional Information about our Independent Registered Public Accounting Firm” contained in the Proxy Statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this Report.

   (1)  The following financial statements are filed herewith in Item 8 in Part II of this Annual Report on Form 10-K for the year ended December 31, 2014.

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
10.1**
Form of Employment Agreement by and between Vascular Solutions, Inc. and each of its executive officers (incorporated by reference to Exhibit 10.5 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2004 (File No. 0-27605)).

10.2**	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated September 22, 2004 (File No. 0-27605)).
10.3**	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated September 22, 2004 (File No. 0-27605)).
10.4**	Form of Board of Directors Stock Option Agreement, as amended December 9, 2005 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated December 9, 2005 (File No. 0-27605)).
10.5**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 8-K dated December 9, 2005 (File No. 0-27605)).
10.6**	Amended and restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 22, 2010 (File No. 0-27605)).
10.7
License agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.22 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006 (File No. 0-27605)).

10.8***
Device Supply agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.23 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006 (File No. 0-27605)).

10.9***
Thrombin-JMI® Supply Agreement dated January 9, 2007 by and between Vascular Solutions and King Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.24 of Vascular Solutions’ Form 10-K for the year ended December 31, 2006 (File No. 0-27605)).

10.10***
Settlement Agreement dated June 2, 2008 among VNUS Medical Technologies, Inc. (acquired by Covidien), AngioDynamics, Inc. and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended June 30, 2008 (File No. 0-27605)).

10.11**	Chairman of the Board Agreement dated as of May 1, 2011 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 22, 2011 (File No. 0-27605)).
10.12**
Amendment No. 1 dated April 22, 2011, to the Vascular Solutions, Inc. Stock Option and Stock Award Plan (as amended January 25, 2006) (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 8-K dated April 22, 2011 (File No. 0-27605)).

10.13**	Chairman of the Board Stock Option Agreement dated April 22, 2011 (incorporated by reference to Exhibit 10.3 of Vascular Form 8-K dated April 22, 2011 (File No. 0-27605)).
10.14**
Vascular Solutions, Inc. Amended and Restated Stock Option and Stock Award Plan, as amended through July 27, 2012 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2012 (File No. 0-27605)).

10.15**
Vascular Solutions, Inc. Restricted Stock Award Program for Non-Employee Directors (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 10-Q for the quarter ended September 30, 2012 (File No. 0-27605)).

10.16**
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

10.18**
Chief Executive Officer Stock Option Agreement dated as of January 27, 2012 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2012 (File No. 0-27605)).

10.19**	Form of Executive Compensation Recoupment Agreement (incorporated by reference to Exhibit 10.26 of Vascular Solutions’ Form 10-K for the year ended December 31, 2013 (File No. 0-27605)).
10.20
Agreement for Sale and Purchase of Property made as of February 18, 2014 by and between IRET-Plymouth, LLC and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated February 18, 2014 (File No. 0-27605)).

10.21
Agreement for Sale and Purchase of Property made as of January 26, 2015 by and between IRET – LEXCOM, LLC and Vascular Solutions, Inc. (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated January 26, 2015 (File No. 0-27605)).

10.22**	Form of Restricted Stock and Cash Election Award Agreement (filed herewith).
23.1*	Consent of Baker Tilly Virchow Krause, LLP.
24.1	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
**Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
*** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of February 2015.

VASCULAR SOLUTIONS, INC.

By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Howard Root, James Hennen and Gordon Weber (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Vascular Solutions, Inc. for the year ended December 31, 2014, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 3rd day of February 2015, by the following persons in the capacities indicated.

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
Martin Emerson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Vascular Solutions, Inc.
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive earnings, changes in shareholders' equity and cash flows for the years ended December 31, 2014, 2013 and 2012.  We also have audited Vascular Solutions, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework).  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vascular Solutions, Inc. as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Vascular Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 framework).

The supplemental information has been subjected to audit procedures performed in conjunction with the audit of Vascular Solutions, Inc. consolidated financial statements. The supplemental information is the responsibility of the company's management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
February 3, 2015

Vascular Solutions, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$36,461,000	$30,785,000
Accounts receivable, net of reserves of $300,000 and $200,000 at December 31, 2014 and 2013, respectively	17,105,000	14,481,000
Inventories	15,908,000	14,002,000
Prepaid expenses and other	5,231,000	2,472,000
Current portion of deferred tax assets	3,681,000	6,000,000
Total current assets	78,386,000	67,740,000

Property, plant and equipment, net	25,665,000	16,187,000
Goodwill	10,259,000	10,532,000
Intangible assets, net	10,164,000	11,943,000
Deferred tax assets, net of current portion and liabilities	2,894,000	1,739,000
Total assets	$127,368,000	$108,141,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,806,000	$3,762,000
Accrued compensation	4,580,000	4,365,000
Accrued expenses	3,016,000	2,467,000
Accrued royalties	230,000	235,000
Current portion of deferred revenue and contingent consideration	391,000	556,000
Total current liabilities	13,023,000	11,385,000

Long-term deferred revenue, net of current portion	202,000	406,000
Long-term deferred tax liabilities	803,000	–
Total long-term liabilities	1,005,000	406,000

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,202,365 – 2014; 16,964,953 – 2013	172,000	170,000
Additional paid-in capital	97,324,000	92,346,000
Other	(725,000)	(1,000)
Accumulated earnings	16,569,000	3,835,000
Total shareholders’ equity	113,340,000	96,350,000
Total liabilities and shareholders’ equity	$127,368,000	$108,141,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Earnings

	Year Ended December 31,
	2014	2013	2012

Net revenue:
Product revenue	$125,666,000	$110,197,000	$98,036,000
License, royalty and collaboration revenue	433,000	301,000	350,000
Total revenue	126,099,000	110,498,000	98,386,000

Product costs and operating expenses:
Cost of goods sold	41,699,000	36,156,000	32,561,000
Collaboration expenses	165,000	60,000	–
Research and development	13,441,000	13,191,000	11,870,000
Clinical and regulatory	4,979,000	4,408,000	4,358,000
Sales and marketing	29,825,000	27,372,000	25,777,000
General and administrative	12,986,000	8,991,000	6,522,000
Litigation settlement	–	1,332,000	–
Medical device excise taxes	1,435,000	1,319,000	–
Amortization of purchased technology and intangibles	1,642,000	1,572,000	1,393,000
Total product costs and operating expenses	106,172,000	94,401,000	82,481,000

Operating earnings	19,927,000	16,097,000	15,905,000

Other expenses	(15,000)	(14,000)	(13,000)

Earnings before income taxes	19,912,000	16,083,000	15,892,000

Income tax expense	(7,178,000)	(4,941,000)	(5,983,000)
Net earnings	$12,734,000	$11,142,000	$9,909,000

Basic net earnings per common share	$0.75	$0.68	$0.62
Diluted net earnings per common share	$0.72	$0.65	$0.60
Shares used in computing basic net earnings per common share	16,891,643	16,412,322	16,003,932
Shares used in computing diluted net earnings per common share	17,710,562	17,025,090	16,455,729

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Comprehensive Earnings

	Year Ended December 31,
	2014	2013	2012

Net earnings	$12,734,000	$11,142,000	$9,909,000
Other comprehensive earnings (loss), net of tax of $0:
Foreign currency translation adjustments	(724,000)	149,000	54,000
Comprehensive earnings	$12,010,000	$11,291,000	$9,963,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-In Capital		Accumulated Earnings (Deficit)
	Shares	Amount		Other		Total
Balance at December 31, 2011	16,378,205	$164,000	$83,962,000	$(204,000)	$(17,216,000)	$66,706,000

Exercise of stock options	157,590	2,000	487,000	–	–	489,000
Issuance of common stock under the Employee Stock Purchase Plan	114,060	1,000	1,003,000	–	–	1,004,000
Stock-based compensation	213,309	2,000	2,981,000	–	–	2,983,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(59,106)	(1,000)	(651,000)	–	–	(652,000)
Repurchase of common stock under stock repurchase agreement	(425,135)	(4,000)	(4,757,000)	–	–	(4,761,000)
Tax benefit from stock-based awards	–	–	1,135,000	–	–	1,135,000
Comprehensive earnings:
Net earnings	–	–	–	–	9,909,000	9,909,000
Translation adjustment	–	–	–	54,000	–	54,000
Total comprehensive earnings						9,963,000
Balance at December 31, 2012	16,378,923	$164,000	$84,160,000	$(150,000)	$(7,307,000)	$76,867,000

Exercise of stock options	354,300	4,000	2,780,000	–	–	2,784,000
Issuance of common stock under the Employee Stock Purchase Plan	124,098	1,000	1,191,000	–	–	1,192,000
Stock-based compensation	183,034	2,000	3,341,000	–	–	3,343,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(75,402)	(1,000)	(1,210,000)	–	–	(1,211,000)
Tax benefit from stock-based awards	–	–	2,084,000	–	–	2,084,000
Comprehensive earnings:
Net earnings	–	–	–	–	11,142,000	11,142,000
Translation adjustment	–	–	–	149,000	–	149,000
Total comprehensive earnings						11,291,000
Balance at December 31, 2013	16,964,953	$170,000	$92,346,000	$(1,000)	$3,835,000	$96,350,000

Exercise of stock options	102,000	1,000	970,000	–	–	971,000
Issuance of common stock under the Employee Stock Purchase Plan	103,467	1,000	1,434,000	–	–	1,435,000
Stock-based compensation	165,911	1,000	3,881,000	–	–	3,882,000
Repurchase and cancellation of common stock upon the vesting of restricted shares	(100,565)	(1,000)	(2,311,000)	–	–	(2,312,000)
Repurchase of common stock under stock repurchase agreement	(33,401)	–	(819,000)	–	–	(819,000)
Tax benefit from stock-based awards	–	–	1,823,000	–	–	1,823,000
Comprehensive earnings:
Net earnings	–	–	–	–	12,734,000	12,734,000
Translation adjustment	–	–	–	(724,000)	–	(724,000)
Total comprehensive earnings						12,010,000
Balance at December 31, 2014	17,202,365	$172,000	$97,324,000	$(725,000)	$16,569,000	$113,340,000

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net earnings	$12,734,000	$11,142,000	$9,909,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,257,000	2,861,000	2,158,000
Amortization	1,642,000	1,572,000	1,393,000
Stock-based compensation	3,882,000	3,343,000	2,983,000
Deferred taxes, net	1,971,000	3,138,000	5,287,000
Tax benefit from stock-based awards	(1,823,000)	(2,084,000)	(1,135,000)
Loss (gain) on disposal of fixed assets	(24,000)	(17,000)	6,000
Change in fair value of contingent consideration	–	(79,000)	(232,000)
Change in accounts receivable allowance	100,000	15,000	35,000
Changes in operating assets and liabilities:
Accounts receivable	(2,741,000)	(713,000)	(2,084,000)
Inventories	(1,909,000)	(435,000)	1,032,000
Prepaid expenses and other	(948,000)	158,000	(977,000)
Accounts payable	1,086,000	(86,000)	995,000
Accrued compensation and expenses	622,000	485,000	192,000
Amortization of deferred license fees and other deferred revenue	(370,000)	86,000	(351,000)
Net cash provided by operating activities	17,479,000	19,386,000	19,211,000

Investing activities
Purchase of property and equipment, net	(5,681,000)	(4,234,000)	(3,145,000)
Purchase of building and land	(7,123,000)	–	(7,986,000)
Proceeds from the sale of equipment	28,000	22,000	10,000
Cash paid for acquisitions	–	(820,000)	(7,500,000)
Net cash used in investing activities	(12,776,000)	(5,032,000)	(18,621,000)

Financing activities
Net proceeds from the exercise of stock options	971,000	2,784,000	489,000
Net proceeds from the sale of common stock, employee stock purchase plan	1,435,000	1,192,000	1,004,000
Tax benefit from stock-based awards	1,823,000	2,084,000	1,135,000
Repurchase of common shares	(3,131,000)	(1,211,000)	(5,413,000)
Net cash provided by (used in) financing activities	1,098,000	4,849,000	(2,785,000)
Effect of exchange rate changes on cash and cash equivalents	(125,000)	28,000	23,000
Increase (decrease) in cash and cash equivalents	5,676,000	19,231,000	(2,172,000)
Cash and cash equivalents at beginning of year	30,785,000	11,554,000	13,726,000
Cash and cash equivalents at end of year	$36,461,000	$30,785,000	$11,554,000
Supplemental disclosure of cash flow
Cash paid for interest	$3,000	$13,000	$13,000
Cash paid for federal and state income taxes	$3,769,000	$1,673,000	$902,000

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

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Vascular Solutions, Inc. and its wholly-owned subsidiary Vascular Solutions Zerusa Limited, after elimination of intercompany accounts and transactions.

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

2. Summary of Significant Accounting Policies (Continued)

The Company uses three product categories for reporting revenue.  The following table sets forth, for the periods indicated, net revenue by product category along with the percent change from the previous year:

	For Years Ended December 31,
	2014		2013		2012
	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue	Percent Change
Catheter products	$82,885,000	19%	$69,936,000	14%	$61,262,000	16%
Hemostat products	24,389,000	3%	23,752,000	5%	22,676,000	(2%)
Vein products	18,392,000	11%	16,509,000	17%	14,098,000	34%
Total product revenue	125,666,000	14%	110,197,000	12%	98,036,000	13%
License, royalty & collaboration	433,000	44%	301,000	(14%)	350,000	(90%)
Total Net Revenue	$126,099,000	14%	$110,498,000	12%	$98,386,000	9%

Foreign Currency Translation and Transactions

The functional currency of the company's foreign operations is the applicable local currency.  The functional currency is translated into U.S. dollars for balance sheet accounts using current exchange rates in effect as of the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the fiscal year.  The translation adjustments are deferred as a component of other comprehensive income within the consolidated statements of comprehensive income and the consolidated statements of shareholders’ equity.  Gains or losses resulting from transactions denominated in foreign currencies are included in other income, net in the consolidated statements of earnings.

The Company sells products to an international distributor in Germany at prices denominated in Euros.  As a result, the Company is exposed to foreign exchange movements during the time between the shipment of the product and payment.  The Company currently has terms of net 60 days with this distributor under the agreement providing for payment in Euros.

Comprehensive Earnings

The components of comprehensive earnings are net earnings and the effects of foreign currency translation adjustments.  The accumulated other comprehensive earnings for the foreign currency translation adjustment at December 31, 2014 and 2013 was ($725,000) and ($1,000), respectively.

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

Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable over 60 days past due are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At December 31, 2014 and 2013, the allowance for doubtful accounts was $220,000 and $150,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet.  At December 31, 2014 and 2013, the sales and return allowance was $80,000 and $50,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $300,000 and $200,000 at December 31, 2014 and 2013, respectively.

Inventories

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.   Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following at December 31:

	2014	2013
Raw materials	$8,251,000	$6,386,000
Work-in-process	1,139,000	926,000
Finished goods	6,518,000	6,690,000
	$15,908,000	$14,002,000

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Manufacturing equipment	1 to 8 years
Office and computer equipment	1 to 5 years
Furniture and fixtures	3 to 8 years
Leasehold improvements	Shorter of useful life or remaining term of the lease
Research and development equipment	3 to 7 years
Building improvements	1 to 30 years
Building	30 years

2. Summary of Significant Accounting Policies (Continued)

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

In all international markets, the Company sells its products to international distributors which subsequently resell the products to hospitals and clinics.  The Company has agreements with each of its distributors which provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor. The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor.  Revenue is recognized upon shipment of products to distributors following the receipt and acceptance of a distributor’s purchase order and is reported on a gross basis.  Allowances are provided for estimated returns and costs at the time of shipment.  Sales and use taxes are reported on a net basis, excluding them from revenue.

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

2. Summary of Significant Accounting Policies (Continued)

In addition, the Company has reviewed the provisions of ASC 808, Collaborative Arrangements, and the adoption of this ASC has had no impact on the amounts recorded under these agreements.

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating ASC 606, “Revenue from Contracts with Customers.”  The new section will replace ASC 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The new ASC is intended to conform United States revenue accounting principles with concurrently issued International Financial Reporting Standards.  Prior to the guidance, revenue recognition differed between United States practice and those of much of the rest of the world.  The guidance also is intended to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017, given that early adoption is not an option.  The Company does not expect adoption will have an impact on the consolidated financial statements.

Shipping and Handling Costs

In accordance with the ASC 605-45-45, the Company includes shipping and handling revenues in net revenue and shipping and handling costs in cost of goods sold.

Research and Development Costs

All research and development costs are charged to operations as incurred.

Warranty Costs

Certain of the Company’s products are covered by warranties against defects in material and workmanship for periods of up to 24 months.  The Company records a liability for warranty claims at the time of sale.  The amount of the liability is based on the amount the Company is charged from its original equipment manufacturer to cover the warranty period.  The original equipment manufacturers include a one year warranty with each product sold to the Company.  The Company records a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturers.  Each of the Company’s manufacturer’s warranties covers the first year of service and as a result the Company’s exposure to uncovered warranty periods was minimal at December 31, 2014.

Warranty provisions and claims for the years ended December 31, 2014, 2013 and 2012, were as follows:

	2014	2013	2012
Beginning balance	$23,000	$29,000	$23,000
Warranty provisions	63,000	69,000	57,000
Warranty claims	(67,000)	(75,000)	(51,000)
Ending balance	$19,000	$23,000	$29,000

Advertising Costs

The Company follows the policy of charging production costs of advertising to expense as incurred.  Advertising expense was $127,000, $119,000 and $103,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following amounts have been recognized as stock-based compensation expense in the Consolidated Statements of Operations:

	2014	2013	2012
Stock-based compensation included in:
Cost of goods sold	$282,000	$196,000	$94,000
Research and development	493,000	373,000	389,000
Clinical and regulatory	363,000	322,000	313,000
Sales and marketing	901,000	858,000	941,000
General and administrative	1,843,000	1,594,000	1,246,000
	$3,882,000	$3,343,000	$2,983,000

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2014	2013	2012
Stock Options:
Expected life (years)			6.50
Expected volatility			48%
Dividend yield			0%
Risk-free interest rate			1.21%

Employee Stock Purchase Plan:
Expected life (years)	2.0	2.0	2.0
Expected volatility	27%	29%	32%
Dividend yield	0%	0%	0%
Risk-free interest rate	0.44%	0.32%	0.28%

Restricted stock awards fair value is calculated as the market price on the date of grant for the years ended December 31, 2014, 2013 and 2012 and the fair value is amortized on a straight-line basis over the requisite service period of four or nine years for employee awards and one year for board of director awards.  The weighted average fair value of restricted stock awards granted during 2014, 2013 and 2012 was $24.24, $16.31 and $11.10, respectively.

The weighted average fair value of stock options granted with an exercise price equal to the deemed stock price on the date of grant during 2012 was $5.41.  There were no stock option grants during 2014 and 2013.

The Company calculates expected volatility for stock options and awards using historical volatility over a period most closely associated with the expected life of the stock option or award.  The Company uses a 10% forfeiture rate for key employees and a 15% forfeiture rate for non-key employees for stock options and awards.  The Company calculates expected volatility for employee stock purchase plan shares using historical volatility over a two-year period.  A two-year period is used to coincide with the maximum two-year offering period under the employee stock purchase plan.  The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

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

The Company has recorded ASC 740, Income Taxes, reserves of $1,262,000 and $1,268,000 at December 31, 2014 and 2013.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  At December 31, 2014, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the consolidated statements of earnings.

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

The number of shares used in earnings per share computations is as follows for the years ended December 31:

	2014	2013	2012
Weighted average common shares outstanding— basic	16,891,643	16,412,322	16,003,932
Effect of dilutive securities	818,919	612,768	451,797
Weighted average common shares outstanding— diluted	17,710,562	17,025,090	16,455,729

The effect of dilutive securities in the above table excludes -0-, -0- and 270,000 of options for which the exercise price was higher than the average market price for the years ended December 31, 2014, 2013 and 2012, respectively.

2. Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually on December 31st or more frequently if changes in circumstances or the occurrence of events suggest impairment exists using a two-step process.  In step 0, the Company can elect to perform an optional quantitative analysis and based on the results, skip the remaining two steps.  Consistent with prior years, in the current year the Company chose to skip step 0 and perform a quantitative analysis in Step 1.  In step 1, the fair value of each reporting unit is compared to its carrying value, including goodwill.  If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss.  In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference.  The Company has concluded that no impairment of goodwill existed as of December 31, 2014.

Other intangible assets consist of purchased technology, trademark/tradename, developed technology, customer relationships and purchased licenses.  The Company reviewed intangible assets for impairment as changes in circumstances or the occurrence of events suggested the remaining value was not recoverable.

Amortization on the intangibles is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Trademark/tradename	10 to 11 years
Purchased and developed technology	9 to 11 years
Customer relationships	9 years
Licenses	5 to 10 years

Leases and Deferred Rent

On December 1, 2014, the Company closed on the purchase of its primary manufacturing facility, a 79,000 square-foot building. This building was leased prior to the purchase.

On November 30, 2012, the Company closed on the purchase of an office building located next to the building which previously housed the Company’s principal executive offices.  The Company occupies approximately 50,000 square feet of the building and leases the remaining 26,000 square feet of the building to third-party tenants.

In addition, during the year ended December 31, 2014, the Company also leased additional warehouse and manufacturing space.  Leases are accounted for under the provisions of ASC 840, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  As of December 31, 2014, all of the Company’s leases were accounted for as operating leases.  For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent.  For any lease incentives the Company receives for items such as leasehold improvements, the Company records a deferred credit for the amount of the lease incentive and amortizes it over the lease term, which may or may not equal the amortization period of the leasehold improvements in accordance with ASC 840-20.

3. Goodwill and Other Intangible Assets

The Company acquired trademark/tradename, developed technology and customer relationships most recently from the following (see Note 15):

•	Accumed Systems, Inc. (Accumed) in June 2012,
•	St. Jude Medical in August 2012, and
•	Shepherd Scientific, Inc. (Shepherd Scientific) in December 2012

The Company is amortizing these intangibles over their useful lives of 9 to 11 years.  The goodwill acquired in the same transactions will not be amortized.  In January 2012, the Company acquired the rights, patents and intellectual property relating to a two-lumen catheter for distal protection and material extraction used in the Company’s Pronto catheters (see Note 15).  In September 2013, the Company entered into a services agreement with Northeast Scientific, Inc. to obtain FDA approval for reprocessing another medical device (see Note 15).  Amortization expense was $1,642,000, $1,572,000 and $1,393,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Balances of acquired intangible assets as of December 31, 2014 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased and developed technology	$8,140,000	$3,216,000	$4,924,000
Purchased licenses	5,050,000	1,515,000	3,535,000
Trademark / tradename	2,210,000	806,000	1,404,000
Customer relationships	640,000	204,000	436,000
Foreign currency translation adjustments	(190,000)	(55,000)	(135,000)
	$15,850,000	$5,686,000	$10,164,000

Balances of acquired intangible assets as of December 31, 2013 were as follows:

	Carrying Amount	Accumulated Amortization	Net
Amortizing intangibles:
Purchased and developed technology	$8,140,000	$2,360,000	$5,780,000
Purchased licenses	5,050,000	1,010,000	4,040,000
Trademark / tradename	2,210,000	592,000	1,618,000
Customer relationships	640,000	133,000	507,000
Foreign currency translation adjustments	16,000	18,000	(2,000)
	$16,056,000	$4,113,000	$11,943,000

Based on the intangibles assets as of December 31, 2014, future amortization expense will be as follows:

2015	$1,824,000
2016	1,817,000
2017	1,644,000
2018	1,644,000
2019	1,352,000
Thereafter	1,883,000
$10,164,000

3. Goodwill and Other Intangible Assets (Continued)

The following table provides a summary of additions and disposals of goodwill for each reporting period:

Balance at December 31, 2012	$10,387,000
Acquisition of Disposable Vein Hook	59,000
Foreign currency translation adjustments	86,000
Balance at December 31, 2013	$10,532,000
Foreign currency translation adjustments	(273,000)
Balance at December 31, 2014	$10,259,000

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2014	2013
Plant and equipment:
Manufacturing equipment	$13,198,000	$12,019,000
Buildings	9,930,000	6,407,000
Office and computer equipment	3,647,000	2,798,000
Research and development equipment	3,404,000	2,567,000
Leasehold improvements	2,526,000	2,489,000
Furniture and fixtures	1,146,000	1,039,000
Building improvements	790,000	665,000
Construction-in-process	2,212,000	658,000
	36,853,000	28,642,000
Less accumulated depreciation and amortization	(16,389,000)	(14,055,000)
Net plant and equipment	20,464,000	14,587,000
Land	5,201,000	1,600,000
Net property, plant and equipment	$25,665,000	$16,187,000

5. Lines of Credit

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

6. Leases

The Company leases one building in Minnesota totaling approximately 26,000 square-feet, and leased its 79,000 square foot primary manufacturing facility through November 30, 2014, under operating leases.  The lease continues to remain in effect through September 2015 with an option to renew.  The Company leases one building in Ireland totaling approximately 1,150 square feet.  This lease is scheduled to expire in July 2015; however it does contain extension provisions.  Rent expense related to the operating leases was approximately $1,010,000, $1,350,000 and $1,273,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

6. Leases (Continued)

Future minimum lease commitments under the operating leases as of December 31, 2014 will be as follows:

2015	$104,000
$104,000

7. Income Taxes

At December 31, 2014, the Company had recorded the following components of deferred taxes with a finite life:

	2014	Expiration Date
Federal and Minnesota research and development tax credit carryforwards	$2,681,000	Beginning in 2015

The Company has recorded an allowance of approximately $1,173,000 relating to those research and development tax credit carryforwards expected to expire prior to utilization.

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the year ended December 31, 2014, the Company recorded tax expense of $7,178,000 on earnings before tax of $19,912,000 resulting in an effective income tax rate of 36%.  For the year ended December 31, 2014, income before taxes relating to U.S. operations was $19,488,000, while income from foreign operations was $424,000.  For the year ended December 31, 2013, the Company recorded tax expense of $4,941,000 on earnings before tax of $16,083,000 resulting in an effective income tax rate of 31%.  For the year ended December 31, 2013, income before taxes relating to U.S. operations was $16,080,000, while loss from foreign operations was $108,000.  For the year ended December 31, 2012, income before taxes relating to U.S. operations was $15,594,000, while income from foreign operations was $298,000.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  U.S. Federal and state tax years that remain open to examination at December 31, 2014 are 2011 through 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Balance at December 31, 2012	$1,074,000
Increases as a result of tax positions taken during a prior period	–
Increases as a result of tax positions taken during the current period	223,000
Reductions as a result of lapse of the applicable statute of limitations	(29,000)
Decreases relating to settlements with taxing authorities	–
Balance at December 31, 2013	$1,268,000
Increases as a result of tax positions taken during a prior period	87,000
Increases as a result of tax positions taken during the current period	97,000
Reductions as a result of lapse of the applicable statute of limitations	(32,000)
Decreases as a result of state credits expected to expire unutilized	(158,000)
Balance at December 31, 2014	$1,262,000

A significant portion of the total of $1,262,000 relates to unrecognized tax benefits related to research and development credit carryforwards.  Therefore, $916,000 has been reflected as a reduction of the related research and development credit carryforward deferred tax asset.

7. Income Taxes (Continued)

The components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Research and development (R&D) credit carryforwards	$2,681,000	$4,766,000
Stock-based compensation	2,322,000	1,151,000
Federal and state AMT credits	993,000	985,000
Accrued compensation	636,000	578,000
Inventory reserve	522,000	609,000
Net operating loss carryforwards	471,000	–
Depreciation and amortization	158,000	624,000
Deferred revenue	154,000	229,000
Foreign operations net operating loss carryforwards and timing differences	53,000	96,000
Legal settlement	–	196,000
Other	104,000	115,000
Gross deferred tax assets	8,094,000	9,349,000
Deferred tax liability relating to amortization	(803,000)	(584,000)
Net deferred taxes assets before reserve for uncertain tax positions and valuation allowances	7,291,000	8,765,000
Reserve for uncertain tax positions	(346,000)	(882,000)
Less valuation allowances	(1,173,000)	(144,000)
Net deferred tax assets	$5,772,000	$7,739,000

	2014	2013
Deferred taxes recorded on the balance sheet:
Deferred tax assets – current	$3,681,000	$6,000,000
Deferred tax assets – long-term	2,894,000	1,739,000
Deferred tax assets	6,575,000	7,739,000

Deferred tax liabilities – long-term	803,000	–

Net deferred tax assets	$5,772,000	$7,739,000

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  At December 31, 2014, 2013 and 2012, the valuation allowance was $1,173,000, $144,000 and $1,434,000, respectively.  The increase (decrease) in the valuation allowance was $1,029,000, ($1,290,000) and ($683,000) for the years ended December 31, 2014, 2013 and 2012, respectively.  For the year ended December 31, 2014, based upon the Company’s assessment of all available evidence, including estimates of future profitability, the Company’s overall prospects of future business and the apportionment of the Company’s income to the State of Minnesota based on current apportionment methods, the Company determined that it is more likely than not that the Company will not be able to realize all remaining deferred tax assets relating to the Minnesota research and development credits and the Minnesota net operating loss carryforwards prior to their expirations.  As a result, the Company recorded additional income tax expense of $867,000 during the third quarter ended September 30, 2014 as a discrete adjustment to the valuation allowance for its deferred tax assets.  The Company continues to assess the potential realization of deferred tax assets on a quarterly basis.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company does not anticipate the total unrecognized tax benefits will change significantly prior to December 31, 2015.  The Company will adjust earnings for the deferred tax in the period in which the determination is made.

7. Income Taxes (Continued)

For the years ended December 31, 2014, 2013 and 2012, the Company recorded stock option and employee stock purchase plan tax benefits against “additional paid-in capital” and reduced taxes payable by a corresponding amount of $1,823,000, $2,084,000 and $1,135,000, respectively.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2014	2013	2012
Tax at federal statutory rate	35.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.8	4.4	6.2
Permanent differences	(1.3)	(0.8)	1.9
Change in valuation reserve	4.0	0.2	0.2
R&D credits generated	(2.4)	(4.2)	(1.1)
Reserve for uncertain tax positions	(1.8)	0.9	0.1
Foreign operations tax rate difference	(0.8)	(0.5)	(0.7)
Disallowed federal R&D credits at 12.31.12	–	(1.9)	–
Other adjustments	0.5	(1.0)	(3.0)
Effective income tax rate	36.0%	31.1%	37.6%

	2014	2013	2012
Current taxes	29.6%	26.8%	12.8%
Deferred taxes	9.9	6.6	26.1
Benefit from foreign operation tax rates	(0.8)	(0.5)	(0.7)
Benefit from domestic manufacturers deduction	(2.7)	(1.8)	(0.6)
Effective income tax rate	36.0%	31.1%	37.6%

8. Stock Options and Restricted Shares

Stock Option and Stock Award Plan

The Company has a stock option and stock award plan (the Stock Option Plan) which provides for the granting of stock options, restricted shares and stock appreciation rights to employees, directors, and consultants.  Incentive stock options may be granted only to employees of the Company.  Options which do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants.  As of December 31, 2014, the Company had reserved 5,500,000 shares of common stock under the Stock Option Plan.  Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date.  Vesting requirements of all awards under this plan are time based and vary by individual grant.  The options expire on the date determined by the Board of Directors but may not extend more than 10 years from the grant date.  The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a one-year period.  Vested and unexercised options are canceled three-months after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

Prior to 2013 the Company granted annual stock options to its directors under the Stock Option Plan.  The ten-year options issued to the Company’s directors vested over a one-year period based on the continuation of service as a director of the Company.  The Company used a 0% forfeiture rate for all director options granted.

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

8. Stock Options and Restricted Shares (Continued)

Option activity is summarized as follows:

	Shares Available for Grant (exclusive of restricted shares issued)	Plan Options Outstanding	Exercise Price	Weighted Average Exercise Price	Aggregate Intrinsic Value

Balance at December 31, 2011	4,327,000	801,000	$0.78–$11.72	$7.38
Shares reserved	(1,900,000)	–	–	–
Granted	(500,000)	500,000	11.03– 15.03	12.89
Exercised	–	(158,000)	0.84– 10.28	3.10
Forfeited	–	–	–	–
Expired	–	–	–	–
Balance at December 31, 2012	1,927,000	1,143,000	$0.78–$15.03	$10.38
Shares reserved	500,000	–	–	–
Granted	–	–	–	–
Exercised	–	(354,000)	0.78– 11.72	7.86
Forfeited	–	–	–	–
Expired	1,000	(1,000)	0.84– 5.74	5.38
Balance at December 31, 2013	2,428,000	788,000	$6.36–$15.03	$11.52
Shares reserved	–	–	–	–
Granted	–	–	–	–
Exercised	–	(102,000)	6.74– 10.89	9.52
Forfeited	–	–	–	–
Expired	4,000	(4,000)	6.74– 10.10	8.61
Balance at December 31, 2014	2,432,000	682,000	$6.36–$15.03	$11.84	$10,440,000
Exercisable at December 31, 2014		410,000		$10.40	$6,870,000

The number of common shares available for the grant of future stock awards is limited to 859,000 common shares.  The shares available for grant number disclosed in the table above includes 1,573,000 common shares issued in the form of restricted shares.

The weighted average remaining contractual term of options exercisable at December 31, 2014, was 5.6 years. The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012, was $1,595,000, $3,057,000 and $1,464,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2014	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2014	Weighted Average Exercise Price

$6.36–$ 7.88	70,000	3.2	$6.81	70,000	$6.81
7.89– 10.98	82,000	3.3	9.74	82,000	9.74
10.99– 11.72	170,000	6.9	11.34	168,000	11.34
11.73– 12.03	90,000	7.1	12.03	90,000	12.03
12.04– 13.03	90,000	7.1	13.03	–	–
13.04– 15.03	180,000	7.1	14.53	–	–
	682,000	6.2	$11.84	410,000	$10.40

As of December 31, 2014, there was $863,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 1.1 years.

8. Stock Options and Restricted Shares (Continued)

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.  These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted share awards until they fully vest.  During 2014, 2013 and 2012, the Company granted restricted shares to directors and employees under the Stock Option Plan.  The restricted shares granted to employees of the Company vest over a four-year or nine-year period based on the continuation of employment.  The restricted shares granted to the Company’s director’s vest over a one-year period based on the continuation of service as a director.

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Balance at December 31, 2011	567,000	$9.43
Granted	245,000	11.10
Vested	(167,000)	8.12
Forfeited	(32,000)	10.67
Balance at December 31, 2012	613,000	$10.39
Granted	199,000	16.31
Vested	(208,000)	9.96
Forfeited	(16,000)	11.22
Balance at December 31, 2013	588,000	$12.52
Granted	175,000	24.24
Vested	(247,000)	11.00
Forfeited	(9,000)	17.23
Balance at December 31, 2014	507,000	$17.24

As of December 31, 2014, there was $2,576,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.47 years.

The Company estimates the forfeiture rate for restricted stock using 0% for directors, 10% for key employees and 15% for non-key employees.

9. Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 2,700,000 shares of common stock have been reserved for issuance.  Eligible employees may contribute 1% to 10% of their compensation to purchase shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates, up to a maximum of 2,000 shares per purchasing period.  The Purchase Plan terminates in July 2020. In fiscal 2014, 2013 and 2012, 103,500 shares, 124,100 shares, and 114,100 shares, respectively, were issued under the Purchase Plan.  At December 31, 2014, 862,000 shares were available for issuance under the Purchase Plan.

As of December 31, 2014, there was $381,000 of total unrecognized compensation costs related to the Purchase Plan, which is expected to be recognized over a weighted average period of 0.78 years.

10. Employee Retirement Savings Plan

The Company has an employee 401(k) retirement savings plan (the Plan).  The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program.  All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment.  The Plan allows eligible employees to contribute up to 50% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 10% contributed to the Plan.  The Company recorded an expense of $408,000, $243,000 and $204,000 for contributions to the Plan for the years ended December 31, 2014, 2013, and 2012, respectively.

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

No customer represented more than 10% of total revenue for any year ended December 31, 2014, 2013 and 2012.

The Company performs credit evaluations of its customers and does not require collateral to extend credit to an account.  No customer represented more than 10% of gross accounts receivable at December 31, 2014 and 2013. There have been no material losses on customer receivables.

Product revenue by geographic destination as a percentage of total product revenues were as follows for the years ended December 31:

	2014	2013	2012

Domestic	82%	85%	84%
Foreign	18	15	16

12. Related Party Activity

During the years ended December 31, 2014, 2013 and 2012, the Company sold $311,000, $361,000 and $451,000, respectively, of product to a company of which a board member of the Company is an officer.  As of December 31, 2014 and 2013, the Company had an accounts receivable balance due of $35,000 and $14,000, respectively, from this related party.  In addition, the Company purchases product from this related party and during the years ended December 31, 2014, 2013 and 2012 the Company purchased $18,000, $10,000 and $10,000, respectively, of product from this related party.  As of both December 31, 2014 and 2013, the Company had an accounts payable balance due of $-0- to this related party.

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

13. Dependence on Key Suppliers (Continued)

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

Governmental Proceedings

On June 28, 2011, the Company received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to Vari-Lase products, and in particular the use of the Vari-Lase Short Kit for the treatment of perforator veins.  Subsequently, the Company learned that the U.S. Attorney’s Office also had commenced a criminal investigation of the same matter.  The Vari-Lase Short Kit was sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity from 2007 until it was voluntarily withdrawn from the market in July 2014 with total U.S. sales of approximately $534,000 (0.1% of the Company’s total U.S. sales for such period) and has not been the subject of any reported serious adverse clinical event.  On August 14, 2012, the United States District Court for the Western District of Texas unsealed a qui tam complaint that had been filed on November 19, 2010 by Desalle Bui, a former sales employee of the Company, which was the basis for the U.S. Attorney’s civil investigation, to which the federal government, after three extensions of time, elected to intervene.  The complaint contained allegations of off-label promotion of Vari-Lase products for the treatment of perforator veins, re-use of single-use Vari-Lase products and kickbacks to physicians, resulting in alleged damages to the government of approximately $20 million.  An amended complaint limited to allegations of off-label promotion of the Vari-Lase Short Kit resulting in an unspecified amount of damages and penalties was filed by the U.S. Attorney’s Office in December 2012.  On January 22, 2014, the Company agreed with the U.S. Attorney’s Office to settle the civil lawsuit, and the settlement agreement was executed on July 28, 2014.  Under the terms of the settlement agreement, the Company made a payment of $520,000, the Company made no admission of fault or liability, and the U.S. Attorney’s Office dismissed the civil lawsuit with prejudice and released all civil claims brought

14. Commitments and Contingencies (Continued)

against the Company in the civil lawsuit.  Settlement of the civil lawsuit had no effect upon the criminal investigation.

On November 11, 2014, a criminal indictment was issued in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The indictment alleges that the Company and its Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit.  The Company believes the allegations are false and intends to contest them vigorously.  Defending the Company against the indictment will entail costs that are expected to be material and will require significant attention from the Company’s management.  If the Company were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  Given the early stage of this proceeding, the Company cannot estimate the amount or range of loss if the Company were to be convicted; however, it would likely be material.  If the Company were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, it would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If the Company were to be convicted of a misdemeanor related to health care fraud, it could be excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would substantially adversely affect the Company’s ability to continue to conduct its business.  Conviction of the Company’s chief executive officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with the Company.

From time to time, the Company is involved in additional legal proceedings arising in the normal course of business.  As of the date of this report the Company is not a party to any legal proceeding not described in this Note in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

King Agreements

On January 9, 2007, the Company entered into a License Agreement and a Device Supply Agreement with King (see Note 13).  King was acquired by Pfizer, Inc. on February 28, 2011.  Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King in exchange for a one-time license fee.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for an initial payment.  The unamortized license fee was $406,000, $610,000 and $815,000 at December 31, 2014, 2013 and 2012, respectively.  Amortization of the deferred revenue will be $204,000 per year for the remainder of the 10-year license period.  The amortization of license fee was $204,000, $205,000, and $204,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Nicolai, GmbH Agreement

Effective April 1, 2008, the Company entered into a five-year distribution agreement with Nicolai GmbH.  In connection with this distribution agreement, the Company received 500,000 Euros from Nicolai GmbH, which was deferred and was being recognized ratably over the five-year term of the distribution agreement.  The agreement included provisions requiring the Company to pay Nicolai GmbH specific amounts if the Company terminated the distribution agreement prior to the end of the five-year term.  The Company did not terminate the distribution agreement prior to the termination date.  The unamortized license fee was $-0-, $-0- and $36,000 at December 31, 2014, 2013 and 2012, respectively.  The amortization of license fee was $-0-, $36,000 and $146,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

14. Commitments and Contingencies (Continued)

On November 14, 2014, the Company’s Board of Directors approved a Common Stock Repurchase Plan (the “Repurchase Plan”), which provides the option to repurchase shares of the Company’s common stock with a maximum purchase price of $20,000,000 on the open market at market prices through December 31, 2015.  During the year ended December 31, 2014, the Company repurchased a total of 33,401 common shares at an average price of $24.52 under the plan.

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

The Company accounted for the transaction as a business combination in the fourth quarter of 2012.   In accordance with ASC 805, the purchase price was allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price was allocated as follows:

Purchased technology	$170,000
Inventory and equipment	70,000
Other intangibles	50,000
Goodwill	210,000
$500,000

15. Business Combinations and Asset Acquisitions (Continued)

Amortizable Acquired Assets

Purchased technology.  Purchased technology consists of $170,000 of developed technology acquired.  The technology was valued using the income method utilizing a discounted cash flow model.  The Company is amortizing the technology assets on a straight-line basis over their estimated useful life of nine years.

Other intangibles.  Other intangibles consist of $30,000 representing trademarks and trade names relating to the Teirstein Edge and AngioAssist products and $20,000 representing customer relationships.  The customer relationships relate to the ability to sell existing and future services to existing customers of Shepherd Scientific.  The fair value of trademarks and trade names and customer relationships was estimated using the income method utilizing a discounted cash flow model. The Company is amortizing the trademark and trade name intangible assets on a straight-line basis over their estimated useful life of approximately ten years.  The customer relationship intangible assets are being amortized on a straight-line basis over nine years.

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

The Company accounted for the transaction as a business combination in the third quarter of 2012.   In accordance with ASC 805, the purchase price was allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price was allocated as follows:

Purchased technology	$850,000
Other intangibles	500,000
Inventory and equipment	189,000
Goodwill	1,461,000
$3,000,000

15. Business Combinations and Asset Acquisitions (Continued)

Amortizable Acquired Assets

Purchased technology.  Purchased technology consists of $850,000 of developed technology acquired.  The technology was valued using the income method utilizing a discounted cash flow model.  The Company started amortizing the technology assets on a straight-line basis over their estimated useful life of nine years once the Company started selling the products in the second quarter of 2013.

Other intangibles.  Other intangibles consist of $220,000 representing trademarks and trade names relating to the Venture wire control catheter products and $280,000 representing customer relationships.  The customer relationships relate to the ability to sell existing and future products and services to existing customers of St. Jude Medical.  The fair value of trademarks and trade names and customer relationships has been estimated using the income method utilizing a discounted cash flow model.  The Company started amortizing the trademark and trade name intangible assets on a straight-line basis over their estimated useful life of approximately ten years once the Company started selling the products in the second quarter of 2013.  The customer relationship intangible assets are being amortized on a straight-line basis over nine years.

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

The Company has recognized additional revenue of $3,448,000 and net earnings of approximately $2,197,000 relating to the sale of Venture wire control catheter through December 31, 2014.

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

The Company accounted for the transaction as a business combination in the second quarter of 2012.   In accordance with ASC 805, the purchase price was allocated based on estimates of the fair value of assets acquired, as no liabilities were assumed.

The purchase price was allocated as follows:

Purchased technology	$740,000
Other intangibles	190,000
Inventory and equipment	8,000
Goodwill	562,000
$1,500,000

15. Business Combinations and Asset Acquisitions (Continued)

Amortizable Acquired Assets

Purchased technology.  Purchased technology consists of $740,000 of developed technology acquired.  The technology was valued using the income method utilizing a discounted cash flow model.  The Company is amortizing the technology assets on a straight-line basis over their estimated useful life of nine years.

Other intangibles.  Other intangibles consist of $100,000 representing trademarks and trade names relating to the Accumed wrist positioning splint products and $90,000 representing customer relationships.  The customer relationships relate to the ability to sell existing and future products and services to existing customers of Accumed.  The fair value of trademarks and trade names and customer relationships has been estimated using the income method utilizing a discounted cash flow model.  The Company is amortizing the trademark and trade name intangible assets on a straight-line basis over their estimated useful life of approximately ten years.  The customer relationship intangible assets are being amortized on a straight-line basis over nine years.

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

The Company has recognized additional revenue of $2,497,000 and net earnings of approximately $1,247,000 relating to the sales of the Accumed wrist positioning splint products from June 11, 2012 through December 31, 2014.

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

15. Business Combinations and Asset Acquisitions (Continued)

The Company has accounted for the transaction as a non-business asset acquisition in the third quarter of 2013.  In accordance with ASC 805, the purchase price of $900,000 was assigned to an intangible and no goodwill was recognized.  The Company recorded a $400,000 accrual in the third quarter of 2013 in addition to the $500,000 payment, and since FDA approval has not occurred, $400,000 remains in accruals at December 31, 2014.  The Company will begin amortizing the intangible asset on a per unit basis over the remaining term of the agreement once the Company begins to send units to NES to be reprocessed following FDA approval.

16. Quarterly Financial Data (Unaudited, in Thousands, Except per Share Data)

2014	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenue:
Product	$33,449	$31,766	$30,606	$29,845
License, royalty & collaboration	137	163	71	62
Total net revenue	33,586	31,929	30,677	29,907

Selected costs and expenses:
Costs of goods sold	11,542	10,291	10,283	9,583

Operating earnings	5,312	5,213	5,031	4,371

Net earnings	4,160	2,570	3,205	2,799

Basic net earnings per share	$0.25	$0.15	$0.19	$0.17
Diluted net earnings per share	$0.23	$0.15	$0.18	$0.16

2013	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenue:
Product	$29,000	$27,926	$27,294	$25,977
License	72	83	59	87
Total net revenue	29,072	28,009	27,353	26,064

Selected costs and expenses:
Costs of goods sold	9,724	9,197	8,538	8,697

Operating earnings	4,731	4,020	4,442	2,904

Net earnings	3,537	2,672	2,808	2,125

Basic net earnings per share	$0.21	$0.16	$0.17	$0.13
Diluted net earnings per share	$0.20	$0.16	$0.17	$0.13

17. Subsequent Events

In January 2015, the Company entered into a purchase agreement to acquire a manufacturing and office building of approximately 26,000 square feet located adjacent to the Company’s existing manufacturing facility.  The Company expects the purchase to close in the first quarter of 2015, subject to customary closing conditions.  The Company intends to occupy 17,500 square feet of the building, with an existing tenant expected to occupy the remaining 8,500 square feet.

Vascular Solutions, Inc.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year

YEAR ENDED DECEMBER 31, 2014:
Sales return allowance	$50,000	$65,000	$(35,000)	$80,000
Allowance for doubtful accounts	150,000	185,000	(115,000)	220,000
Total	$200,000	$250,000	$(150,000)	$300,000

YEAR ENDED DECEMBER 31, 2013:
Sales return allowance	$55,000	$20,000	$(25,000)	$50,000
Allowance for doubtful accounts	130,000	90,000	(70,000)	150,000
Total	$185,000	$110,000	$(95,000)	$200,000

YEAR ENDED DECEMBER 31, 2012:
Sales return allowance	$30,000	$45,000	$(20,000)	$55,000
Allowance for doubtful accounts	120,000	75,000	(65,000)	130,000
Total	$150,000	$120,000	$(85,000)	$185,000