Form 10-Q
period 2015-03-31
VASCULAR SOLUTIONS INC
filed 2015-04-21
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

The registrant had 17,264,019 shares of common stock, $.01 par value per share, outstanding as of April 17, 2015.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$34,167,000	$36,461,000
Accounts receivable, net of reserves of $355,000 and $300,000 in 2015 and 2014, respectively	18,133,000	17,105,000
Inventories	17,907,000	15,908,000
Prepaid expenses and other	5,148,000	5,231,000
Current portion of deferred tax assets	4,050,000	3,681,000
Total current assets	79,405,000	78,386,000

Property, plant and equipment, net	29,893,000	25,665,000
Goodwill	10,033,000	10,259,000
Intangible assets, net	9,650,000	10,164,000
Deferred tax assets, net of current portion	2,160,000	2,894,000
Total assets	$131,141,000	$127,368,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,253,000	$4,806,000
Accrued compensation	5,000,000	4,580,000
Accrued expenses	3,575,000	3,016,000
Accrued royalties	193,000	230,000
Current portion of deferred revenue	341,000	391,000
Total current liabilities	15,362,000	13,023,000

Long-term deferred revenue, net of current portion	150,000	202,000
Long-term deferred tax liabilities	824,000	803,000
Total long-term liabilities	974,000	1,005,000

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,264,443 – 2015; 17,202,365 – 2014	173,000	172,000
Additional paid-in capital	97,293,000	97,324,000
Accumulated other comprehensive earnings (loss)	(1,437,000)	(725,000)
Retained earnings	18,776,000	16,569,000
Total shareholders’ equity	114,805,000	113,340,000
Total liabilities and shareholders’ equity	$131,141,000	$127,368,000

See accompanying notes.
Note:  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)

Net revenue:
Product revenue	$34,441,000	$29,845,000
License, royalty and collaboration revenue	170,000	62,000
Total revenue	34,611,000	29,907,000

Product costs and operating expenses:
Cost of goods sold	11,296,000	9,583,000
Collaboration expenses	54,000	11,000
Research and development	4,067,000	3,290,000
Clinical and regulatory	1,481,000	1,300,000
Sales and marketing	8,732,000	7,736,000
General and administrative	4,777,000	2,859,000
Medical device excise taxes	376,000	345,000
Amortization of purchased technology and intangibles	405,000	412,000
Total product costs and operating expenses	31,188,000	25,536,000

Operating earnings	3,423,000	4,371,000

Other earnings	28,000	2,000

Earnings before income taxes	3,451,000	4,373,000

Income tax expense	(1,244,000)	(1,574,000)
Net earnings	$2,207,000	$2,799,000

Net earnings per share – basic	$0.13	$0.17
Net earnings per share – diluted	$0.12	$0.16

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)

Net earnings	$2,207,000	$2,799,000

Other comprehensive earnings (losses), net of $0 tax: Foreign currency translation adjustments	(712,000)	(304,000)

Comprehensive earnings	$1,495,000	$2,495,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2015	2014
	(unaudited)
Operating activities
Net earnings	$2,207,000	$2,799,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,048,000	772,000
Amortization	405,000	412,000
Stock-based compensation	1,511,000	1,285,000
Deferred taxes, net	638,000	446,000
Tax benefit from stock-based awards	(248,000)	(397,000)
Gain on disposal of equipment	–	(5,000)
Change in accounts receivable allowance	55,000	80,000
Changes in operating assets and liabilities:
Accounts receivable	(1,102,000)	(1,443,000)
Inventories	(2,089,000)	(1,233,000)
Prepaid expenses and other	128,000	(629,000)
Accounts payable	1,482,000	1,548,000
Accrued expenses and compensation	967,000	404,000
Amortization of deferred license fees and other deferred revenue	(102,000)	(77,000)
Net cash provided by operating activities	4,900,000	3,962,000

Investing activities
Purchase of property and equipment	(2,661,000)	(1,323,000)
Purchase of building and land	(2,748,000)	–
Proceeds from the sale of equipment	–	9,000
Net cash used in investing activities	(5,409,000)	(1,314,000)

Financing activities
Repurchase of common shares	(1,951,000)	(1,805,000)
Tax benefit from stock-based awards	248,000	397,000
Proceeds from the exercise of stock options and sale of stock, net of expenses	162,000	895,000
Net cash used in financing activities	(1,541,000)	(513,000)
Increase (decrease) in cash and cash equivalents	(2,050,000)	2,135,000
Effect of exchange rate changes on cash and cash equivalents	(244,000)	(158,000)
Cash and cash equivalents at beginning of period	36,461,000	30,785,000
Cash and cash equivalents at end of period	$34,167,000	$32,762,000

Supplemental disclosure of cash flow
Cash paid for interest	$–	$3,000
Cash paid for taxes	$256,000	$459,000

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Vascular Solutions, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission.  Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	Net Earnings per Share

In accordance with Accounting Standards Codification (ASC) 260, Earnings Per Share, basic net earnings per share for the three months ended March 31, 2015 and 2014 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options and restricted stock awards that were outstanding during the period.

Weighted average common shares outstanding for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Weighted average shares outstanding – basic	16,939,000	16,686,000
Weighted average shares outstanding – diluted	17,940,000	17,538,000

(3)	Revenue Recognition

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

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	March 31, 2015	December 31, 2014
	(unaudited)

Raw materials	$8,796,000	$8,251,000
Work-in-process	1,828,000	1,139,000
Finished goods	7,283,000	6,518,000
	$17,907,000	$15,908,000

(5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the three months ended March 31, 2015 are as follows:

	Goodwill	Acquired Intangibles
	(unaudited)
Balance at December 31, 2014	$10,259,000	$10,164,000
Amortization	–	(405,000)
Foreign currency translation adjustments	(226,000)	(109,000)
Balance at March 31, 2015	$10,033,000	$9,650,000

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable over 60 days past due are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At March 31, 2015 and December 31, 2014, the allowance for doubtful accounts was $280,000 and $220,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet.  At March 31, 2015 and December 31, 2014, the sales and return allowance was $75,000 and $80,000, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $355,000 and $300,000 at March 31, 2015 and December 31, 2014, respectively.

(7)	Concentrations of Credit and Other Risks

In the United States, the Company sells its products directly to hospitals and clinics.  In all international markets, the Company sells its products to distributors who, in turn, sell to hospitals and clinics.  Loss or termination of distributors, or their inability to effectively promote the Company’s products, could have a material adverse effect on the Company’s financial condition and results of operations.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either March 31, 2015 or December 31, 2014.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the three month periods ended March 31, 2015 and 2014 was 78% and 84% in the United States and 22% and 16% in international markets, respectively.  Revenues are attributable to countries based on location of the customer.  No single customer represented greater than 10% of the total net revenue for the three months ended March 31, 2015 or 2014.

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

On November 13, 2014, a criminal indictment was issued in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The indictment alleges that the Company and its Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit.  The Company believes the allegations are false and intends to contest them vigorously.  Defending the Company against the indictment will entail costs that are expected to be material and will require significant attention from the Company’s management.  If the Company were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  Given the early stage of this proceeding, the Company cannot estimate the amount or range of loss if the Company were to be convicted; however, it would likely be material.  If the Company were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, it would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If the Company were to be convicted of a misdemeanor related to health care fraud, it could be excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would substantially adversely affect the Company’s ability to continue to conduct its business.  Conviction of the Company’s chief executive officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with the Company.

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

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the three month periods ended March 31, 2015 and 2014, the Company recorded a provision for taxes of $1,244,000 and $1,574,000 on earnings before tax of $3,451,000 and $4,373,000 resulting in an effective income tax rate of 36% for both periods.  The effective tax rate of 36% for the three months ended March 31, 2015 and 2014 consists of a graduated federal rate slightly higher than 34% and state taxes.

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  The Company considers projected future taxable earnings and ongoing tax planning strategies, and then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for determining its valuation allowance, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company will adjust earnings for the deferred tax in the period in which any such determination is made.

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had an unrecognized tax asset of $1,262,000 as of both March 31, 2015 and December 31, 2014.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  As of March 31, 2015, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of earnings.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  At March 31, 2015, the Company’s 2013 U.S. Federal 1120 tax filing was under exam by the U.S. Internal Revenue Service.  To date no finding or adjustments have been proposed to the Company.  At March 31, 2015, tax years 2011 through 2014 remain open to examination.

(11)	Products and Services

Historically, the Company has described its business in terms of three product categories as follows:

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

•	Catheter products consist principally of catheters used in minimally invasive medical procedures for the diagnosis or treatment of vascular conditions, such as the GuideLiner® catheter used to access discrete regions of the coronary anatomy and the Pronto® extraction catheters used in treating acute myocardial infarction. This category also includes products used in connection with gaining percutaneous access to the vasculature to perform minimally invasive procedures, such as micro-introducer kits.
•	Hemostat products consist principally of blood clotting products, such as the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding, and the D-Stat Flowable, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets. This category also includes products used in radial artery access catheterizations, such as the Accumed™ wrist positioning splints and Vasc™ Band inflatable compression bands.
•	Vein products and services consist principally of the Vari-Lase® endovenous laser products consisting of laser consoles and procedure kits used for the treatment of varicose veins, and a reprocessing service for a competitor’s radiofrequency vein ablation catheter.

The following tables set forth, for the periods indicated, net revenue by product category along with the percent change from the previous period:

	Three Months Ended March 31,
	2015		2014
	Net Revenue	Percent Change	Net Revenue	Percent Change

Catheter products	$23,857,000	24%	$19,164,000	15%
Hemostat products	6,177,000	3%	5,997,000	4%
Vein products and services	4,407,000	(6%)	4,684,000	31%
Total product revenue	34,441,000	15%	29,845,000	15%
License	170,000	173%	62,000	(29%)
Total revenue	$34,611,000	16%	$29,907,000	15%

Due to the growth in the number of the company’s  product offerings and in order to present a more detailed product-specific revenue analysis, beginning in the first quarter of 2015 the Company commenced reporting net revenue for each of its top product lines in each of its primary markets.  Beginning in the second quarter of 2015, the Company will no longer report its revenue according to the three product categories outlined above.  The following tables set forth, for the periods indicated, net revenue by product line along with the percent change from the previous period for each of the Company’s top seven products by net revenue:

		Three months ended March 31,
		2015		2014
Product Line	Primary Market	Net Revenue	Percent Change	Net Revenue
GuideLiner catheters	Interventional cardiology	$10,340,000	54%	$6,703,000
Pronto catheters	Interventional cardiology	4,382,000	(6%)	4,676,000
Hemostatic patches	Interventional cardiology	3,022,000	(4%)	3,164,000
Micro-introducer kits	Interventional radiology	2,854,000	22%	2,333,000
Vein catheter reprocessing	Phlebology	2,712,000	1%	2,680,000
Radial access products	Interventional cardiology	1,638,000	23%	1,333,000
D-Stat Flowable hemostat	Electrophysiology	1,371,000	1%	1,352,000

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

The Company sells its products into four primary clinical markets:  interventional cardiology, interventional radiology, electrophysiology, and phlebology (vein treatment).   The Company estimates the percentage of its revenue that is generated in each market by estimating the percentage of sales of each product that is made to customers for use in that market.  During the first quarter of 2015, the Company estimates that 73% of its product sales by revenue were generated from the interventional cardiology market, 13% from the phlebology market, 10% from the interventional radiology market and 4% from the electrophysiology market.

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

During the past few years, the number of catheterization procedures performed worldwide has been relatively flat to declining due to a number of factors – among them, the effects of weak economies on overall health care utilization rates, efforts by third-party payers to lower costs associated with medical procedures, investigations by government agencies into potential over-utilization of procedures, the implementation by hospitals of policies designed to reduce the incidence of unnecessary procedures in the wake of these outside investigations, and new diagnostic imaging and functional assessment modalities that more effectively screen patients to determine the need for treatment.  Although worldwide demographic factors, including the growing incidence of obesity, diabetes, and cardiovascular disease, tend to favor long-term growth in the number of interventional procedures, we believe the recent pressures on utilization rates are likely to result in relatively flat catheterization volumes for the foreseeable future.  We intend to remain competitive in this market through the continued introduction of new products and services.  We expect to originate these new products and services primarily through our internal research and development and clinical efforts, but we also intend to supplement them with targeted acquisitions or other external collaborations.  Additionally, our growth has been, and will continue to be, impacted by our expansion and penetration into new geographic markets, the expansion and penetration of our direct sales organization in existing geographic markets, and our continuing focus on increasing the efficiency of our existing direct sales organization.

Our product portfolio includes a broad spectrum of over 90 products consisting of over 600 stock keeping units (SKUs) covering a wide array of blood clotting devices, extraction catheters, access catheters, guide catheters, micro-introducer kits, guidewires, snare and retrieval devices, reprocessing service for radiofrequency catheters, and endovenous laser and procedure kits for the treatment of varicose veins.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations based on product sales into our four clinical target markets.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals.  A significant portion of our net revenue historically has been, and we expect to continue to be, attributable to new and enhanced products and services.   We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products and services.

The interventional medical device industry is characterized by intense competition, rapidly evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•	The future regulatory approval of newly-developed products. Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before they can be sold. The requirements for obtaining product approval have undergone change, and the FDA frequently implements changes to the product approval process. We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•	Successfully integrating acquired products and services into our existing operations. The acquisition of products and services complementary to our existing product portfolio and customer call points provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.

•	Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. Managing intellectual property assets and claims is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2015	2014
Net revenue:
Product revenue	99%	100%
License and collaboration revenue	1%	-
Total revenue	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	32%
Collaboration expenses	-	-
Research and development	12%	11%
Clinical and regulatory	4%	4%
Sales and marketing	25%	26%
General and administrative	14%	10%
Medical device excise taxes	1%	1%
Amortization of purchased technology and intangibles	1%	1%
Total product costs and operating expenses	90%	85%
Operating earnings	10%	15%
Other earnings and expenses, net	-	-
Earnings before income taxes .	10%	15%
Income taxes	(4%)	(6%)
Net earnings	6%	9%

Three months ended March 31, 2015, compared to three months ended March 31, 2014

Net revenue increased 16% to $34,611,000 for the quarter ended March 31, 2015 from $29,907,000 for the quarter ended March 31, 2014.  The increase in revenue is comprised of the following components:

% Change
Volume of existing products and services sold (including sales of new versions of existing products and services)	19%
Pricing of existing products and services sold	(4%)
Revenue from new products or services, defined as products and services that had no revenue in the first quarter of 2014	1%
16%

Approximately 78% and 84% of our net revenue was earned in the United States and 22% and 16% of our net revenue was earned in international markets for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

  We recognized $170,000 and $62,000 of license, royalty and collaboration revenue during the three month periods ended March 31, 2015 and 2014, respectively, due to our license and device supply agreements and our royalty agreement with third parties.  Collaboration expense of $54,000 and $11,000 was recognized during the three months ended March 31, 2015 and 2014, respectively, as a result of an agreement we entered into in April 2013 to develop a new hemostatic device for a third party.  License, royalty and collaboration revenue is expected to be approximately $600,000 to $700,000 for the full year 2015.

Gross margin decreased to 67.4% for the quarter ended March 31, 2015, compared to 68.0% for the quarter ended March 31, 2014.  The decrease in gross margin was primarily the result of sales growth in international markets which carries a lower gross margin (and lower selling expenses) than United States sales due to the use of independent distributors in the international markets.  We expect gross margin to be between 67.5% and 68.0% for the full year 2015, subject to variations in our selling mix between United States and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry and GuideLiner products.

Research and development expense for the first quarter of 2015 totaled $4,067,000, or 12% of revenue, compared to $3,290,000, or 11% of revenue, for the first quarter of 2014.  Research and development expenses have increased compared to the three month period ended March 31, 2014 due to additional research and development employees being hired during the second half of 2014 and the first quarter of 2015.  We expect research and development expenses to be approximately 11.0% to 12.0% of revenue in each quarter for the remainder of 2015.

Clinical and regulatory expense for the first quarter of 2015 totaled $1,481,000, or 4% of revenue, compared to $1,300,000, or 4% of revenue, for the first quarter of 2014.  Clinical and regulatory expenses have increased on a dollar basis compared to the quarter ended March 31, 2014 due to additional regulatory employees being hired to meet additional workload expectations.  We expect clinical and regulatory expenses to continue to be approximately 4.0% to 4.5% of revenue in each quarter for the remainder of 2015.

Sales and marketing expense for the first quarter of 2015 totaled $8,732,000, or 25% of revenue, compared to $7,736,000, or 26% of revenue, for the first quarter of 2014.  The decrease in sales and marketing expense as a percentage of revenue for the first quarter of 2015 was due to our sales increasing faster than our number of field U.S. sales employees as well as our growth in international sales.  We expect to maintain the same relative size of our direct U.S. sales force for the remainder of 2015 and expect our international sales to grow faster than our U.S. sales.  As result, we expect our sales and marketing expenses as a percentage of revenue will continue to decrease with an expected percentage of revenue of approximately 23% for the full year 2015.

General and administrative expense for the first quarter of 2015 totaled $4,777,000, or 14% of revenue, compared to $2,859,000, or 10% of revenue, for the first quarter of 2014.  General and administrative expense increased for the three month period ended March 31, 2015 compared to the three month period ended March 31, 2014 as a result of a $1,600,000 increase in legal expenses, primarily related to the Short Kit litigation (see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  Total legal expenses related to the Short Kit litigation were $2,433,000 in the first quarter of 2015.  While legal expenses are difficult to forecast, we expect legal expenses to remain at this elevated level for the remainder of 2015 due to the expected continuation of the Short Kit litigation throughout 2015.  As a result, we expect general and administrative expense to be approximately 12.0% to 13.0% of revenue for the full year 2015.

Medical device excise taxes for the first quarter of 2015 totaled $376,000, or 1.1% of revenue, compared to $345,000, or 1.2% of revenue, for the first quarter of 2014.  The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States.  The tax does not apply to service revenues or international sales.  The Company’s effective rate for this tax is less than the statutory rate due to international sales, service revenues and sales of purchased finished goods (where the seller is responsible for paying the tax).  We expect our medical device excise taxes to be approximately 1.1% for the full year of 2015.

Amortization of purchased technology and other intangibles was $405,000 and $412,000 for the three months ended March 31, 2015 and 2014, respectively.   The amortization resulted from our product and license acquisitions.  As part of these asset purchases and licensing agreements, we allocated $16,000,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years.  We expect amortization expense to be approximately $400,000 per quarter for the remainder of 2015.

Income tax expense was $1,244,000 for the three months ended March 31, 2015 on earnings before tax of $3,451,000, resulting in an effective income tax rate of 36%.  The effective tax rate of 36% for the three months ended March 31, 2015 consisted of a graduated federal rate of approximately 34% combined with state taxes.  We expect our effective income tax rate to continue to be approximately 35% to 36% of revenue each quarter for the remainder of 2015.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $34,167,000 at March 31, 2015 compared to $36,461,000 at December 31, 2014, a decrease of $2,294,000.  The majority of our cash is maintained in operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $4,900,000 of cash from operations during the three months ended March 31, 2015, primarily resulting from our net earnings of $2,207,000, non-cash depreciation and amortization expense of $1,453,000, non-cash stock-based compensation of $1,511,000 and non-cash taxes of $390,000.  Cash from operations increased by $2,577,000 due to a decrease in prepaid expenses and an increase in accounts payable and accrued expenses, and decreased by $3,191,000 due to an increase in accounts receivable and inventory for the three months ended March 31, 2015. Day’s sales outstanding at both March 31, 2015 and March 31, 2014 were 51 days.

Cash used in investing activities.  We used $5,409,000 of cash in investing activities for the three months ended March 31, 2015, consisting of $2,748,000 to purchase an additional manufacturing facility located adjacent to our existing facilities which we expect to utilize to expand our manufacturing capacity, and $2,661,000 for capital expenditures related to building improvements and the purchase of manufacturing, computer and research and development equipment.

Cash used in financing activities.  We used $1,541,000 of cash in financing activities for the three months ended March 31, 2015.  The cash usage was primarily due to $1,951,000 of cash used to repurchase 70,084 shares of our common stock that vested under outstanding restricted stock awards to satisfy income tax withholding obligations, partially offset by recognition of $248,000 of tax benefits from stock based awards and the receipt of $162,000 upon the exercise of outstanding stock options.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We believe that our working capital of $64.0 million at March 31, 2015 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

 We did not have any off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations

The following table summarizes our contractual cash commitments as of March 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility operating leases	$969,000	$213,000	$297,000	$311,000	$148,000
Product license rights	400,000	400,000	-	-	-
Total	$1,369,000	$613,000	$297,000	$311,000	$148,000

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

The material accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and which require complex management judgment are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under the caption “Critical Accounting Policies.”

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.  We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act.  Forward-looking statements such as these are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements.   We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with adoption of our new products, defense of criminal litigation, exposure to potential shareholder litigation, exposure to potential patent infringement lawsuits, significant variability in quarterly results, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, information technology risks and those factors set forth under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Annual Report on Form 10-Q.  This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.  We undertake no obligation to, and do not intend to, revise or update publicly any forward-looking statement for any reason.

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

In the United States, we sell our products and services directly to hospitals and clinics.  In international markets, we sell our products to independent distributors who, in turn, sell to hospitals.  Sales of our products manufactured in the United States to independent distributors are denominated in United States dollars, with the exception of sales to Germany, where sales are denominated in Euros.  Sales to independent distributors of products manufactured in our subsidiary in Ireland are denominated in Euros.

We distribute certain products on behalf of certain U.S. and international manufacturers.  We pay for all distributed products in United States dollars.

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $53,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros by our subsidiary in Ireland and our German distributor, Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We are exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $34,000 on an annual basis.

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

          During the fiscal quarter ended March 31, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

          The description of the government proceedings included in Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q is incorporated into this Item 1 of Part II by reference.

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

We have launched over 90 new products or services since 2003.  Our success will depend on the continued launch of new products and services and the medical community’s acceptance of our new products and services.  We cannot predict how quickly, if at all, the medical community will accept our new products and services, or, if accepted, the continuation or extent of their use.  Our potential customers must:

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

Settlement of the civil lawsuit had no effect upon the criminal investigation, and on November 13, 2014, the U.S. Department of Justice filed a criminal indictment in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The indictment alleges that Vascular Solutions and our Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit product.  We believe the allegations are false and intend to contest them vigorously.  Defending ourselves against the indictment will entail costs that are expected to be material and will require significant attention from our management.  If we were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  Given the early stage of this proceeding, we cannot estimate the amount or range of loss if we were to be convicted; however, it would likely be material.  If we were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, we would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If we were to be convicted of a misdemeanor related to health care fraud, we could be excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would substantially adversely affect our ability to continue to conduct our business.  Conviction of our Chief Executive Officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with the Company.  The consequences of the current criminal litigation, as well as consequences of any future governmental investigation or lawsuit of any related or unrelated matter, could have a material adverse effect on our business, results of operations and stock price.

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

In the United States, healthcare providers, including hospitals and clinics that purchase medical devices or services such as our products and services, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all, or part of, the cost of catheterization procedures.  Any changes in this reimbursement system could seriously harm our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – 31, 2015	21,595	$28.99	-	$19,181,029
February 1 – 28, 2015	48,489	$27.32	-	$19,181,029
March 1 – 31, 2015	-	-	-	$19,181,029
Total	70,084	$27.83	-	$19,181,029

(1)  At the election of employees and pursuant to the terms of their Restricted Stock Awards, we purchased 21,595 shares of common stock in January 2015 and 48,489 shares of common stock in February 2015 at the fair market value of the common stock on the day of vesting to satisfy income tax withholding obligations for the employees.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

              Not applicable.

Item 5.	Other Information

 None.

Item 6.	Exhibits

Exhibit Number	Description
3.1
Amended and Restated Articles of Incorporation of Vascular Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2000 (File No. 0-27605)).

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

10.2*	Form of Restricted Stock and Cash Election Award Agreement (incorporated by reference to Exhibit 10.22 to Vascular Solutions’ Form 10-K for the year ended December 31, 2014 (File No. 0-27605)).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VASCULAR SOLUTIONS, INC.

Date: April 21, 2015	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)