Form 10-Q
period 2015-06-30
VASCULAR SOLUTIONS INC
filed 2015-07-21
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

The registrant had 17,321,794 shares of common stock, $.01 par value per share, outstanding as of July 17, 2015.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)
	June 30, 2015	December 31, 2014
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$35,839	$36,461
Accounts receivable, net of reserves of $420 and $300 in 2015 and 2014, respectively	19,881	17,105
Inventories	20,002	15,908
Prepaid expenses and other	4,784	5,231
Current portion of deferred tax assets	4,050	3,681
Total current assets	84,556	78,386

Property, plant and equipment, net	31,438	25,665
Goodwill	10,081	10,259
Intangible assets, net	9,269	10,164
Deferred tax assets, net of current portion	1,329	2,894
Total assets	$136,673	$127,368

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,946	$4,806
Accrued compensation	5,338	4,580
Accrued expenses	3,581	3,016
Accrued royalties	208	230
Current portion of deferred revenue	295	391
Total current liabilities	15,368	13,023

Long-term deferred revenue, net of current portion	99	202
Long-term deferred tax liabilities	817	803
Total long-term liabilities	916	1,005

Shareholders’ equity:
Common stock, $0.01 per share par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,321,919 – 2015; 17,202,365 – 2014	173	172
Additional paid-in capital	98,829	97,324
Accumulated other comprehensive losses	(1,116)	(725)
Retained earnings	22,503	16,569
Total shareholders’ equity	120,389	113,340
Total liabilities and shareholders’ equity	$136,673	$127,368

See accompanying notes.
Note:  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net revenue:
Product revenue	$37,398	$30,606	$71,839	$60,451
License, royalty and collaboration revenue	152	71	322	133
Total revenue	37,550	30,677	72,161	60,584

Product costs and operating expenses:
Cost of goods sold	12,660	10,283	23,956	19,867
Collaboration expenses	46	20	100	31
Research and development	4,202	3,228	8,270	6,518
Clinical and regulatory	1,605	1,275	3,086	2,575
Sales and marketing	8,461	7,344	17,193	15,080
General and administrative	4,129	2,731	8,907	5,590
Medical device excise taxes	395	353	770	698
Amortization of purchased technology and intangibles	404	412	808	823
Total product costs and operating expenses	31,902	25,646	63,090	51,182

Operating earnings	5,648	5,031	9,071	9,402

Other earnings (expenses)	14	(1)	42	1

Earnings before income taxes	5,662	5,030	9,113	9,403

Income tax expense	(1,935)	(1,825)	(3,179)	(3,400)
Net earnings	$3,727	$3,205	$5,934	$6,003

Net earnings per share – basic	$0.22	$0.19	$0.35	$0.36
Net earnings per share – diluted	$0.21	$0.18	$0.33	$0.34

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net earnings	$3,727	$3,205	$5,934	$6,003
Other comprehensive earnings (losses), net of $0 tax: Foreign currency translation adjustments	320	102	(391)	(202)
Comprehensive earnings	$4,047	$3,307	$5,543	$5,801

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Six Months Ended June 30,
	2015	2014
	(unaudited)
Operating activities
Net earnings	$5,934	$6,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,122	1,564
Amortization	808	823
Stock-based compensation	2,382	2,144
Deferred taxes, net	1,573	458
Tax benefit from stock-based awards	(360)	(775)
Gain on disposal of equipment	–	(6)
Change in accounts receivable allowance	120	115
Changes in operating assets and liabilities:
Accounts receivable	(2,908)	(1,332)
Inventories	(4,164)	(1,596)
Prepaid expenses and other	495	(715)
Accounts payable	1,173	266
Accrued expenses and compensation	1,316	670
Amortization of deferred license fees and other deferred revenue	(199)	(144)
Net cash provided by operating activities	8,292	7,475

Investing activities
Purchase of property and equipment	(5,262)	(2,302)
Purchase of building and land	(2,748)	–
Proceeds from the sale of equipment	–	10
Net cash used in investing activities	(8,010)	(2,292)

Financing activities
Repurchase of common shares	(2,276)	(2,290)
Tax benefit from stock-based awards	360	775
Proceeds from the exercise of stock options and sale of stock, net of expenses	1,041	1,600
Net cash provided by (used in) financing activities	(875)	85
Increase (decrease) in cash and cash equivalents	(593)	5,268
Effect of exchange rate changes on cash and cash equivalents	(29)	(7)
Cash and cash equivalents at beginning of period	36,461	30,785
Cash and cash equivalents at end of period	$35,839	$36,046

Supplemental disclosure of cash flow
Cash paid for interest	$–	$3
Cash paid for taxes	$964	$2,892

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (ASC) 260, Earnings Per Share, basic net earnings per share for the three and six months ended June 30, 2015 and 2014 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options and restricted stock awards that were outstanding during the period.

Weighted average common shares outstanding for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Weighted average shares outstanding – basic	17,018,000	16,807,000	16,995,000	16,761,000
Weighted average shares outstanding – diluted	17,996,000	17,589,000	17,946,000	17,585,000

(3)	Revenue Recognition

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

The Company currently has a license agreement with King Pharmaceuticals, Inc. (King), now a subsidiary of Pfizer, Inc., under which the Company licensed the exclusive rights of Thrombi-PadTM, Thrombi-Gel® and Thrombi-PasteTM products to King in exchange for a license fee.  The Company is amortizing the license fees on a straight-line basis over the projected 10 year economic life of the products.  The Company determines the economic life of the products under its license agreements by evaluating similar products the Company has launched or other similar products in the medical industry.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating ASC 606, “Revenue from Contracts with Customers.”  The new section will replace ASC 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The new ASC is intended to conform United States revenue accounting principles with concurrently issued International Financial Reporting Standards.  Prior to the guidance, revenue recognition differed between United States practice and those of much of the rest of the world.  The guidance also is intended to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018.  The Company does not expect adoption will have an impact on the consolidated financial statements.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

(4)	Inventories

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
	(unaudited)

Raw materials	$8,761	$8,251
Work-in-process	2,039	1,139
Finished goods	9,202	6,518
	$20,002	$15,908

(5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the six months ended June 30, 2015 are as follows:

	Goodwill	Acquired Intangibles
	(dollars in thousands) (unaudited)
Balance at December 31, 2014	$10,259	$10,164
Amortization	–	(808)
Foreign currency translation adjustments	(178)	(87)
Balance at June 30, 2015	$10,081	$9,269

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable over 60 days past due are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At June 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $340,000 and $220,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet.  At both June 30, 2015 and December 31, 2014, the sales and return allowance was $80,000.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements – Continued

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $420,000 and $300,000 at June 30, 2015 and December 31, 2014, respectively.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either June 30, 2015 or December 31, 2014.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the six month periods ended June 30, 2015 and 2014 was 77% and 83% in the United States and 23% and 17% in international markets, respectively.  Revenues are attributable to countries based on location of the customer.  No single customer represented greater than 10% of the total net revenue for the six months ended June 30, 2015 or 2014.

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

On November 13, 2014, a criminal indictment was issued in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The indictment alleges that the Company and its Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit.  The Company believes the allegations are false and is contesting them vigorously.  The Company intends to bring motions to dismiss the indictment on multiple grounds.  If the Company’s motions are not granted, the court has set the trial to begin on February 1, 2016 in San Antonio, Texas.  Defending the Company against the indictment will entail costs that are expected to be material and will require significant attention from the Company’s management.  If the Company were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  The Company cannot estimate the amount or range of loss if the Company were to be convicted; however, it would likely be material.  If the Company were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, it would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If the Company were to be convicted of a misdemeanor related to health care fraud, it could be excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would substantially adversely affect the Company’s ability to continue to conduct its business.  Conviction of the Company’s chief executive officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with the Company.

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

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the six month periods ended June 30, 2015 and 2014, the Company recorded a provision for taxes of $3,179,000 and $3,400,000 on earnings before tax of $9,113,000 and $9,403,000 resulting in an effective income tax rate of 35% and 36%, respectively.  The effective tax rates of 35% and 36% for the six month periods ended June 30, 2015 and 2014 consist of a graduated federal rate slightly higher than 34% and state taxes.

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

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had an unrecognized tax asset of $1,262,000 as of both June 30, 2015 and December 31, 2014.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  As of June 30, 2015, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of earnings.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  At June 30, 2015, the Company’s 2013 U.S. Federal 1120 tax filing was under exam by the U.S. Internal Revenue Service.  To date no finding or adjustments have been proposed to the Company.  At June 30, 2015, tax years 2011 through 2014 remain open to examination.

(11)	Products and Services

In order to present a more detailed product-specific revenue analysis, beginning in the first quarter of 2015 the Company commenced reporting net revenue for each of its top product lines in each of its primary markets.  The following tables set forth, for the periods indicated, net revenue by product line along with the percent change from the previous period for each of the Company’s top eight products by net revenue:

		Three months ended June 30,
		2015		2014
Product Line	Primary Market	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner® catheters	Interventional cardiology	$12,272	58%	$7,764
Pronto® catheters	Interventional cardiology	3,724	(19%)	4,622
Vein catheter reprocessing	Phlebology	3,048	50%	2,031
Micro-introducer kits	Interventional radiology	2,986	17%	2,544
Hemostatic patches	Interventional cardiology	2,949	(6%)	3,152
Radial access products	Interventional cardiology	1,873	28%	1,466
Langston® catheters	Interventional cardiology	1,689	37%	1,229
D-Stat® Flowable hemostat	Electrophysiology	1,483	7%	1,389

		Six months ended June 30,
		2015		2014
Product Line	Primary Market	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner catheters	Interventional cardiology	$22,612	56%	$14,468
Pronto catheters	Interventional cardiology	8,106	(13%)	9,298
Hemostatic patches	Interventional cardiology	5,971	(5%)	6,316
Micro-introducer kits	Interventional radiology	5,840	20%	4,877
Vein catheter reprocessing	Phlebology	5,760	22%	4,711
Radial access products	Interventional cardiology	3,511	25%	2,799
Langston catheters	Interventional cardiology	3,268	19%	2,741
D-Stat Flowable hemostat	Electrophysiology	2,855	4%	2,741

The Company sells its products into four primary clinical markets:  interventional cardiology, interventional radiology, electrophysiology, and phlebology (vein treatment).   The Company estimates the percentage of its revenue that is generated in each market by estimating the percentage of sales of each product that is made to customers for use in that market.  During both the three and six months ended June 30, 2015, the Company estimates that 73% of its product sales by revenue were generated from the interventional cardiology market, 13% from the phlebology market, 10% from the interventional radiology market and 4% from the electrophysiology market.

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

Our product portfolio includes a broad spectrum of over 90 products consisting of over 900 stock keeping units (SKUs) covering a wide array of blood clotting devices, extraction catheters, access catheters, guide catheters, micro-introducer kits, guidewires, snare and retrieval devices, reprocessing service for radiofrequency catheters, and endovenous laser and procedure kits for the treatment of varicose veins.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations based on product sales into our four clinical target markets.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals.  A significant portion of our net revenue historically has been, and we expect to continue to be, attributable to new and enhanced products and services.   We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products and services.

The interventional medical device industry is characterized by intense competition, rapidly evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•	The future regulatory approval of newly-developed products. Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before they can be sold. The requirements for obtaining product approval have undergone change, and the FDA frequently implements changes to the product approval process. We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•	Successfully integrating acquired products and services into our existing operations. The acquisition of products and services complementary to our existing product portfolio and customer call points provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.

•	Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. Managing intellectual property assets and claims is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue:
Product revenue	100%	100%	100%	100%
License and collaboration revenue	-	-	-	-
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	34%	34%	33%	33%
Collaboration expenses	-	-	-	-
Research and development	11%	11%	12%	11%
Clinical and regulatory	4%	4%	4%	4%
Sales and marketing	23%	24%	24%	25%
General and administrative	11%	9%	12%	9%
Medical device excise taxes	1%	1%	1%	1%
Amortization of purchased technology and intangibles	1%	1%	1%	1%
Total product costs and operating expenses	85%	84%	87%	84%
Operating earnings	15%	16%	13%	16%
Other earnings and expenses, net	-	-	-	-
Earnings before income taxes .	15%	16%	13%	16%
Income taxes	(5%)	(6%)	(5%)	(6%)
Net earnings	10%	10%	8%	10%

Three and six months ended June 30, 2015, compared to three and six months ended June 30, 2014

Net revenue increased 22% to $37,550,000 for the quarter ended June 30, 2015 from $30,677,000 for the quarter ended June 30, 2014.  The increase in revenue is comprised of the following components:

% Change
Volume of existing products and services sold (including sales of new versions of existing products and services)	25%
Pricing of existing products and services sold	(5%)
Revenue from new products or services, defined as products and services that had no revenue in the second quarter of 2014	2%
22%

Approximately 76% and 82% of our net revenue was earned in the United States and 24% and 18% of our net revenue was earned in international markets for the three month periods ended June 30, 2015 and June 30, 2014, respectively.

Net revenue increased 19% to $72,161,000 for the six months ended June 30, 2015 from $60,584,000 for the six months ended June 30, 2014.  The increase in revenue is comprised of the following components:

% Change
Volume of existing products and services sold (including sales of new versions of existing products and services)	21%
Pricing of existing products and services sold	(3%)
Revenue from new products or services, defined as products and services that had no revenue in the first six months of 2014	1%
19%

Approximately 77% and 83% of our net revenue was earned in the United States and 23% and 17% of our net revenue was earned in international markets for the six month periods ended June 30, 2015 and June 30, 2014, respectively.

      We recognized $152,000 and $71,000 of license, royalty and collaboration revenue during the three month periods ended June 30, 2015 and 2014, respectively, and $322,000 and $133,000 of license, royalty and collaboration revenue during the six month periods ended June 30, 2015 and 2014, respectively, due to our license and device supply agreements and our royalty agreement with a third party.  Collaboration expense of $46,000 and $20,000 was recognized during the three months ended June 30, 2015 and 2014, respectively, and $100,000 and $31,000 during the six months ended June 30, 2015 and 2014, respectively, as a result of an agreement we entered into in April 2013 to develop a new hemostatic device for a third party.  License, royalty and collaboration revenue is expected to be approximately $550,000 to $650,000 for the full year 2015.

Gross margin decreased to 66.3% for the quarter ended June 30, 2015, compared to 66.5% for the quarter ended June 30, 2014.  Gross margin decreased to 66.8% for the six month period ended June 30, 2015, compared to 67.2% for the six month period ended June 30, 2014.  The decrease in gross margin compared to both the three and six months ended June 30, 2014, was primarily due to selling mix between United States and international markets as international sales to independent distributors have increased as a percent of the total sales in both the three and six month periods ended June 30, 3015 and are generally made at a lower gross margin.  We expect gross margin to be between 66.8% and 67.3% for the full year 2015, subject to continued variations in our selling mix described above.

Research and development expense for the second quarter of 2015 totaled $4,202,000, or 11% of revenue, compared to $3,228,000, or 11% of revenue, for the second quarter of 2014.  Research and development expense for the six month period ended June 30, 2015 totaled $8,270,000 or 12% of revenue, compared to $6,518,000 or 11% of revenue, for the six month period ended June 30, 2014.  Research and development expenses have increased on a dollar basis compared to both the three and six month periods ended June 30, 2014, due to additional research and development employees being hired during the second half of 2014 and the first quarter of 2015.  We expect research and development expenses to be approximately 11.0% to 12.0% of revenue in each quarter for the remainder of 2015.

Clinical and regulatory expense for the second quarter of 2015 totaled $1,605,000, or 4% of revenue, compared to $1,275,000, or 4% of revenue, for the second quarter of 2014.  Clinical and regulatory expense for the six month period ended June 30, 2015 totaled $3,086,000 or 4% of revenue, compared to $2,575,000 or 4% of revenue, for the six month period ended June 30, 2014.  Clinical and regulatory expenses have increased on a dollar basis compared to both the three and six month periods ended June 30, 2014, due to additional regulatory employees being hired to meet additional workload expectations.  We expect clinical and regulatory expenses to continue to be approximately 4.0% to 4.5% of revenue in each quarter for the remainder of 2015.

Sales and marketing expense for the second quarter of 2015 totaled $8,461,000, or 23% of revenue, compared to $7,344,000, or 24% of revenue, for the second quarter of 2014.  Sales and marketing expense for the six month period ended June 30, 2015 totaled $17,193,000 or 24% of revenue, compared to $15,080,000 or 25% of revenue, for the six month period ended June 30, 2014. The decrease in sales and marketing expense as a percentage of revenue for the three and six month periods ended June 30, 2015, was due to our sales increasing faster than our number of U.S. field sales employees, as well as our growth in international sales.  We expect to maintain the same relative size of our direct U.S. sales force for the remainder of 2015 and expect our international sales to grow faster than our U.S. sales.  As result, we expect our sales and marketing expenses as a percentage of revenue will continue to decrease with an expected percentage of revenue of approximately 23% for the full year 2015.

General and administrative expense for the second quarter of 2015 totaled $4,129,000, or 11% of revenue, compared to $2,731,000, or 9% of revenue, for the second quarter of 2014.  General and administrative expense for the six month period ended June 30, 2015 totaled $8,907,000 or 12% of revenue, compared to $5,590,000 or 9% of revenue, for the six month period ended June 30, 2014.  General and administrative expense increased for both the three and six month periods ended June, 2015 compared to the three and six month periods ended June 30, 2014 as a result of a $1,600,000 and $3,500,000 increase in legal expenses, respectively, related to the Short Kit litigation (see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  Total legal expenses related to the Short Kit litigation were $2,270,000 in the second quarter of 2015 and $4,703,000 for the six months ended June 30, 2015.  While legal expenses are difficult to forecast, we expect legal expenses to remain at this elevated level for the remainder of 2015 if the Short Kit litigation continues throughout 2015.  As a result, we expect general and administrative expense to be approximately 12.0% to 13.0% of revenue for the full year 2015.

Medical device excise taxes for the second quarter of 2015 totaled $395,000, or 1.1% of revenue, compared to $353,000, or 1.2% of revenue, for the second quarter of 2014.  Medical device excise taxes for the six month period ended June 30, 2015 totaled $770,000, or 1.1% of revenue, compared to $698,000, or 1.2% of revenue, for the six month period ended June 30, 2014.  The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States.  The tax does not apply to service revenues or international sales.  The Company’s effective rate for this tax is less than the statutory rate due to international sales, service revenues and sales of purchased finished goods (where the seller is responsible for paying the tax).  We expect our medical device excise taxes to be approximately 1.1% for the full year of 2015.

Amortization of purchased technology and other intangibles was $404,000 and $412,000 for the three months ended June 30, 2015 and 2014, respectively.   Amortization of purchased technology and other intangibles was $808,000 and $823,000 for the six months ended June 30, 2015 and 2014, respectively.  The amortization resulted from our product and license acquisitions.  As part of these asset purchases and licensing agreements, we allocated $16,000,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years.  We expect amortization expense to be approximately $400,000 per quarter for the remainder of 2015.

Income tax expense was $1,935,000 and $3,179,000 for the three and six months ended June 30, 2015, respectively, on earnings before tax of $5,662,000 and $9,113,000, respectively, resulting in an effective income tax rate of 34% and 35%, respectively.  The effective tax rates of 34% and 35% for the three and six month periods ended June 30, 2015, consist of a graduated federal rate of approximately 34% combined with state taxes.  We expect our effective income tax rate to continue to be approximately 35% to 36% of revenue each quarter for the remainder of 2015.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $35,839,000 at June 30, 2015 compared to $36,461,000 at December 31, 2014, a decrease of $622,000.  The majority of our cash is maintained in operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $8,292,000 of cash from operations during the six months ended June 30, 2015, primarily resulting from our net earnings of $5,934,000, non-cash depreciation and amortization expense of $2,930,000, non-cash stock-based compensation of $2,382,000 and non-cash taxes of $1,213,000.  Cash from operations increased by $2,984,000 due to a decrease in prepaid expenses and an increase in accounts payable and accrued expenses, and decreased by $7,072,000 due to an increase in accounts receivable and inventory for the six months ended June 30, 2015.  Finished goods inventory increased by $2,684,000 from December 31, 2014 to June 30, 2015 due to our increase in revenue and our planned increases in finished goods stocking levels related to ongoing renovation and expansion of our manufacturing facilities.  Day’s sales outstanding at June 30, 2015 and December 31, 2014 were 53 days and 50 days, respectively.

Cash used in investing activities.  We used $8,010,000 of cash in investing activities for the six months ended June 30, 2015, consisting of $5,262,000 for capital expenditures related to building improvements and the purchase of manufacturing, computer and research and development equipment, and $2,748,000 to purchase an additional manufacturing facility located adjacent to our existing facilities which we expect to utilize to expand our manufacturing capacity.  The cash used in investing activities for building improvements is primarily due to ongoing renovation and expansion of our manufacturing facilities.

Cash used in financing activities.  We used $875,000 of cash in financing activities for the six months ended June 30, 2015.  The cash usage consisted of $2,276,000 of cash used to repurchase 80,293 shares of our common stock to satisfy income tax withholding obligations on restricted stock awards vesting and a stock options exercise, partially offset by recognition of $360,000 of tax benefits from stock based awards and the receipt of $1,041,000 upon the exercise of outstanding stock options and the sale of common stock pursuant to our Employee Stock Purchase Plan.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We believe that our working capital of $69.2 million at June 30, 2015 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2015.

Contractual Obligations

The following table summarizes our contractual cash commitments as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(dollars in thousands)
Facility operating leases	$1,043	$337	$432	$221	$53
Product license rights	400	400	-	-	-
Total	$1,443	$737	$432	$221	$53

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $67,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros by our subsidiary in Ireland and our German distributor, Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

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

During the fiscal quarter ended June 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have launched over 100 new products or services since 2003, and currently sell over 90 different medical devices.  Our success will depend on the continued launch of new products and services and the medical community’s acceptance of our new products and services.  We cannot predict how quickly, if at all, the medical community will accept our new products and services, or, if accepted, the continuation or extent of their use.  Our potential customers must:

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

Settlement of the civil lawsuit had no effect upon the criminal investigation, and on November 13, 2014, the U.S. Department of Justice filed a criminal indictment in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The indictment alleges that Vascular Solutions and our Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit product.  We believe the allegations are false and are contesting them vigorously.  Defending ourselves against the indictment entails costs that are material and requires significant attention from our management.  If we were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  We cannot estimate the amount or range of loss if we were to be convicted; however, it would likely be material.  If we were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, we would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If we were to be convicted of a misdemeanor related to health care fraud, we could be excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would substantially adversely affect our ability to continue to conduct our business.  Conviction of our Chief Executive Officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with the Company.  The consequences of the current criminal litigation, as well as consequences of any future governmental investigation or lawsuit of any related or unrelated matter, could have a material adverse effect on our business, results of operations and stock price.

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

Our international sales are subject to several risks, including:

•	the ability of our independent distributors to sell our products and services;

•	the impact of recessions or other disruptions in economies outside the United States;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	unexpected changes in regulatory requirements, tariffs or other trade barriers;

•	weaker intellectual property rights protection in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

The occurrence of any of these events could seriously harm our future international sales and our ability to successfully commercialize our products and services in any international market.

We depend on information technology and communications systems to operate our business and unauthorized access to, or breaches or other failures of, these systems could have a material adverse effect on our business.

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations and for communication with our direct domestic sales force.  Our information technology systems require an ongoing commitment of significant resources to maintain and protect the integrity and confidentiality of our proprietary data.  Third-party cyber-attacks against public companies are becoming more sophisticated and frequent.  Any successful cyber-attack against us could result in the theft of intellectual property, misappropriation of employee or customer information or our other assets or disruption of our communication with our direct domestic sales force, or otherwise compromise our confidential or proprietary information and disrupt our operations.  If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, lose existing customers, have difficulty preventing, detecting, and controlling fraud, be subject to regulatory sanctions or penalties, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 – 30, 2015	8,244	$31.69	-	$19,181,029
May 1 – 31, 2015	1,965	$32.61	-	$19,181,029
June 1 – 30, 2015	-	-	-	$19,181,029
Total	10,209	$31.87	-	$19,181,029

(1)  At the election of award recipients and pursuant to the terms of their Stock Option and Restricted Stock Awards and the Stock Option and Stock Award Plan, we purchased 8,244 shares of common stock in April 2015 and 1,965 shares of common stock in May 2015 at the fair market value of the common stock on the day of purchase to satisfy income tax withholding obligations for the award recipients.

(2)  On November 13, 2014, we announced that our Board of Directors had approved a common stock repurchase plan, under which we may repurchase up to $20 million of our common stock on the open market at market prices through December 31, 2015.

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
10.1*
Vascular Solutions, Inc. Amended and Restated Stock Option and Stock Award Plan, as amended through April 21, 2015 (incorporated by reference to  Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 22, 2015 (File No. 0-27605)).

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

VASCULAR SOLUTIONS, INC.

Date: July 21, 2015	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)