Form 10-Q
period 2015-09-30
VASCULAR SOLUTIONS INC
filed 2015-10-20
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

The registrant had 17,343,725 shares of common stock, $.01 par value per share, outstanding as of October 19, 2015.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

	September 30, 2015	December 31, 2014
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$40,312	$36,461
Accounts receivable, net of reserves of $410 and $300 in 2015 and 2014, respectively	18,983	17,105
Inventories	22,475	15,908
Prepaid expenses and other	3,969	5,231
Current portion of deferred tax assets	2,730	3,681
Total current assets	88,469	78,386

Property, plant and equipment, net	33,068	25,665
Goodwill	10,086	10,259
Intangible assets, net	8,867	10,164
Deferred tax assets, net of current portion	2,648	2,894
Total assets	$143,138	$127,368

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,588	$4,806
Accrued compensation	7,005	4,580
Accrued expenses	5,551	3,016
Accrued royalties	207	230
Current portion of deferred revenue	302	391
Total current liabilities	17,653	13,023

Long-term deferred revenue, net of current portion	48	202
Long-term deferred tax liabilities	817	803
Total long-term liabilities	865	1,005

Shareholders’ equity:
Common stock, $0.01 per share par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,343,850 – 2015; 17,202,365 – 2014	173	172
Additional paid-in capital	100,074	97,324
Accumulated other comprehensive losses	(1,103)	(725)
Retained earnings	25,476	16,569
Total shareholders’ equity	124,620	113,340
Total liabilities and shareholders’ equity	$143,138	$127,368

See accompanying notes.
Note:  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net revenue:
Product revenue	$36,827	$31,766	$108,666	$92,216
License, royalty and collaboration revenue	127	163	449	297
Total revenue	36,954	31,929	109,115	92,513

Product costs and operating expenses:
Cost of goods sold	12,133	10,291	36,089	30,158
Collaboration expenses	15	93	115	125
Research and development	4,932	3,322	13,202	9,839
Clinical and regulatory	1,608	1,196	4,694	3,771
Sales and marketing	8,092	7,327	25,285	22,406
General and administrative	5,000	3,692	13,906	9,282
Medical device excise taxes	402	385	1,172	1,083
Amortization of purchased technology and intangibles	404	410	1,212	1,234
Total product costs and operating expenses	32,586	26,716	95,675	77,898

Operating earnings	4,368	5,213	13,440	14,615

Other earnings (expenses)	46	(9)	87	(8)

Earnings before income taxes	4,414	5,204	13,527	14,607

Income tax expense	(1,441)	(2,634)	(4,620)	(6,033)
Net earnings	$2,973	$2,570	$8,907	$8,574

Net earnings per share – basic	$0.17	$0.15	$0.52	$0.51
Net earnings per share – diluted	$0.16	$0.15	$0.49	$0.49

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Net earnings	$2,973	$2,570	$8,907	$8,574
Other comprehensive earnings (losses), net of $0 tax: Foreign currency translation adjustments	13	(346)	(378)	(547)
Comprehensive earnings	$2,986	$2,224	$8,529	$8,027

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Nine Months Ended September 30,
	2015	2014
	(unaudited)
Operating activities
Net earnings	$8,907	$8,574
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,265	2,381
Amortization	1,212	1,234
Stock-based compensation	3,258	3,030
Deferred taxes, net	1,815	3,050
Tax benefit from stock-based awards	(600)	(1,182)
Gain on disposal of equipment	–	(24)
Change in accounts receivable allowance	110	85
Changes in operating assets and liabilities:
Accounts receivable	(2,000)	(1,708)
Inventories	(6,627)	(1,738)
Prepaid expenses and other	1,311	(2,038)
Accounts payable	(185)	1,099
Accrued expenses and compensation	4,951	1,776
Amortization of deferred license fees and other deferred revenue	(243)	(285)
Net cash provided by operating activities	15,174	14,254

Investing activities
Purchase of property and equipment	(8,032)	(3,829)
Purchase of building and land	(2,748)	–
Proceeds from the sale of equipment.	–	28
Net cash used in investing activities	(10,780)	(3,801)

Financing activities
Repurchase of common shares	(2,305)	(2,312)
Tax benefit from stock-based awards	600	1,182
Proceeds from the exercise of stock options and sale of stock, net of expenses	1,199	1,609
Net cash provided by (used in) financing activities	(506)	479
Increase (decrease) in cash and cash equivalents	3,888	10,932
Effect of exchange rate changes on cash and cash equivalents	(37)	(68)
Cash and cash equivalents at beginning of period	36,461	30,785
Cash and cash equivalents at end of period	$40,312	$41,649

Supplemental disclosure of cash flow
Cash paid for interest	$–	$3
Cash paid for taxes	$1,253	$3,844

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (ASC) 260, Earnings Per Share, basic net earnings per share for the three and nine months ended September 30, 2015 and 2014 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options and restricted stock awards that were outstanding during the period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Weighted average shares outstanding – basic	17,083,000	16,871,000	17,049,000	16,827,000
Weighted average shares outstanding – diluted	18,072,000	17,691,000	17,999,000	17,642,000

(3)	Revenue Recognition

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

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	September 30, 2015	December 31, 2014
	(dollars in thousands) (unaudited)
Raw materials	$10,090	$8,251
Work-in-process	1,703	1,139
Finished goods	10,682	6,518
	$22,475	$15,908

(5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the nine months ended September 30, 2015 are as follows:

	Goodwill	Acquired Intangibles
	(dollars in thousands) (unaudited)
Balance at December 31, 2014	$10,259	$10,164
Amortization	–	(1,212)
Foreign currency translation adjustments	(173)	(85)
Balance at September 30, 2015	$10,086	$8,867

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable over 60 days past due are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At September 30, 2015 and December 31, 2014, the allowance for doubtful accounts was $340,000 and $220,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet.  At September 30, 2015 and December 31, 2014, the sales and return allowance was $70,000 and $80,000, respectively.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $410,000 and $300,000 at September 30, 2015 and December 31, 2014, respectively.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral.  No single customer represented greater than 10% of gross accounts receivable as of either September 30, 2015 or December 31, 2014.  There have been no material losses on customer receivables.

Revenue by geographic destination as a percentage of total net revenue for the nine month periods ended September 30, 2015 and 2014 was 78% and 83% in the United States and 22% and 17% in international markets, respectively.  Revenues are attributable to countries based on location of the customer.  No single customer represented greater than 10% of the total net revenue for the nine months ended September 30, 2015 or 2014.

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

On November 13, 2014, a criminal indictment was issued in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The indictment alleges that the Company and its Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit.  The Company believes the allegations are false and is contesting them vigorously.  On August 13, 2015, the Company filed motions to dismiss the indictment with prejudice based on prosecutorial misconduct and the First Amendment.  On October 2, 2015, the government filed its responses to the Company’s motions to dismiss.

If the indictment is not dismissed, the trial is scheduled to commence on February 1, 2016 in San Antonio, Texas.  Continuing to defend the Company against the indictment will entail costs that are expected to be material and will require significant attention from the Company’s management.  If the Company were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  The Company cannot estimate the amount or range of loss if the Company were to be convicted; however, it would likely be material.  If the Company were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, it would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If the Company were to be convicted of a misdemeanor related to health care fraud, it could be excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would substantially adversely affect the Company’s ability to continue to conduct its business.  Conviction of the Company’s chief executive officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with the Company.

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

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the nine month periods ended September 30, 2015 and 2014, the Company recorded a provision for taxes of $4,620,000 and $6,033,000 on earnings before tax of $13,527,000 and $14,607,000 resulting in an effective income tax rate of 34% and 41%, respectively.  The effective tax rate of 34% for the nine month period ended September 30, 2015 is lower than the graduated federal rate combined with state taxes as a result of various 2013 and 2014 state tax refunds received following completion of a comprehensive nexus study.  The difference between the effective tax rate of 41% for the nine months ended September 30, 2014 and the U.S. federal statutory income tax rate of 34% was due mainly to a change in the valuation allowance against the Company’s deferred Minnesota tax assets.

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

The Company applies ASC 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had an unrecognized tax asset of $1,262,000 as of both September 30, 2015 and December 31, 2014.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  As of September 30, 2015, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of earnings.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  At September 30, 2015, the Company’s 2013 and 2014 U.S. Federal 1120 tax filings were under exam by the U.S. Internal Revenue Service.  The Company expects to receive final adjustments and complete the examination in November 2015.  At September 30, 2015, tax years 2011 through 2014 remain open to examination.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements - Continued

(11)	Products and Services

In order to present a more detailed product-specific revenue analysis, in the first quarter of 2015, the Company began reporting net revenue for each of its top products in each of its primary markets.  The following tables set forth, for the periods indicated, net revenue by product along with the percent change from the previous year’s corresponding period for each of the Company’s top eight products by net revenue:

		Three months ended September 30,
		2015		2014
Product	Primary Market	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner® catheters	Interventional cardiology	$11,441	46%	$7,832
Pronto® catheters	Interventional cardiology	3,559	(19%)	4,405
Micro-introducer kits	Interventional radiology	3,168	16%	2,730
Vein catheter reprocessing	Phlebology	3,165	25%	2,532
Hemostatic patches	Interventional cardiology	3,039	(3%)	3,145
Radial access products	Interventional cardiology	1,915	30%	1,477
Langston® catheters	Interventional cardiology	1,623	(19%)	2,012
D-Stat® Flowable hemostat	Electrophysiology	1,269	(6%)	1,350

		Nine months ended September 30,
		2015		2014
Product	Primary Market	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner catheters	Interventional cardiology	$34,053	53%	$22,299
Pronto catheters	Interventional cardiology	11,665	(15%)	13,704
Hemostatic patches	Interventional cardiology	9,011	(5%)	9,462
Micro-introducer kits	Interventional radiology	9,008	18%	7,606
Vein catheter reprocessing	Phlebology	8,925	23%	7,243
Radial access products	Interventional cardiology	5,426	27%	4,277
Langston catheters	Interventional cardiology	4,890	3%	4,753
D-Stat Flowable hemostat	Electrophysiology	4,123	1%	4,091

The Company sells its products into four primary clinical markets:  interventional cardiology, interventional radiology, electrophysiology, and phlebology (vein treatment).   The Company estimates the percentage of its revenue that is generated in each market by estimating the percentage of sales of each product that is made to customers for use in that market.  During both the three and nine months ended September 30, 2015, the Company estimates that 73% of its product sales by revenue were generated from the interventional cardiology market, 13% from the phlebology market, 10% from the interventional radiology market and 4% from the electrophysiology market.

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

Our product portfolio includes a broad spectrum of over 90 products consisting of over 900 stock keeping units (SKUs) covering a wide array of hemostat devices, extraction catheters, vascular access devices, guide catheters, guidewires, retrieval devices and a reprocessing service for radiofrequency catheters used in the treatment of varicose veins.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations based on product sales into our four clinical target markets.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also in new product development and efforts to obtain additional regulatory approvals.  A significant portion of our net revenue historically has been, and we expect to continue to be, attributable to new and enhanced products and services.   We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products and services.

The interventional medical device industry is characterized by intense competition, rapidly evolving technology, and a high degree of government regulation.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•
The future regulatory approval of newly-developed products.  Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before they can be sold.  The requirements for obtaining product approval have undergone change, and the FDA frequently implements changes to the product approval process without notice.  We monitor the changing regulatory landscape and modify our regulatory submissions as necessary in an attempt to obtain product approvals on a timely and efficient basis; however, managing an unpredictabile regulatory systems is a significant challenge to our business.

•	Successfully integrating acquired products and services into our existing operations. The acquisition of products and services complementary to our existing product portfolio and customer call points provides an additional business opportunity, but is dependent on the successful integration of the acquired products into our existing business structure.

•	Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. Managing intellectual property assets and claims is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue:
Product revenue	100%	100%	100%	100%
License and collaboration revenue	-	-	-	-
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	32%	33%	33%
Collaboration expenses	-	-	-	-
Research and development	13%	11%	12%	11%
Clinical and regulatory	4%	4%	4%	4%
Sales and marketing	22%	23%	23%	24%
General and administrative	14%	12%	13%	10%
Medical device excise taxes	1%	1%	1%	1%
Amortization of purchased technology and intangibles	1%	1%	1%	1%
Total product costs and operating expenses	88%	84%	87%	84%
Operating earnings	12%	16%	13%	16%
Other earnings and expenses, net	-	-	-	-
Earnings before income taxes .	12%	16%	13%	16%
Income taxes	(4%)	(8%)	(5%)	(7%)
Net earnings	8%	8%	8%	9%

Three and nine months ended September 30, 2015, compared to three and nine months ended September 30, 2014

Net revenue increased 16% to $36,954,000 for the quarter ended September 30, 2015 from $31,929,000 for the quarter ended September 30, 2014.  The increase in revenue is comprised of the following components:

% Change
Volume of existing products and services sold (including sales of new versions of existing products and services)	16%
Pricing of existing products and services sold	(3%)
Revenue from new products or services, defined as products and services that had no revenue in the third quarter of 2014	3%
16%

Approximately 79% and 84% of our net revenue was earned in the United States and 21% and 16% of our net revenue was earned in international markets for the three month periods ended September 30, 2015 and September 30, 2014, respectively.

Net revenue increased 18% to $109,115,000 for the nine months ended September 30, 2015 from $92,513,000 for the nine months ended September 30, 2014.  The increase in revenue is comprised of the following components:

% Change
Volume of existing products and services sold (including sales of new versions of existing products and services)	19%
Pricing of existing products and services sold	(3%)
Revenue from new products or services, defined as products and services that had no revenue in the first nine months of 2014	2%
18%

Approximately 78% and 83% of our net revenue was earned in the United States and 22% and 17% of our net revenue was earned in international markets for the nine month periods ended September 30, 2015 and September 30, 2014, respectively.

We recognized $127,000 and $163,000 of license, royalty and collaboration revenue during the three month periods ended September 30, 2015 and 2014, respectively, and $449,000 and $297,000 of license, royalty and collaboration revenue during the nine month periods ended September 30, 2015 and 2014, respectively, due to our license and device supply agreements and our royalty agreement with a third party.  Collaboration expense of $15,000 and $93,000 was recognized during the three months ended September 30, 2015 and 2014, respectively, and $115,000 and $125,000 during the nine months ended September 30, 2015 and 2014, respectively, as a result of an agreement we entered into in April 2013 to develop a new hemostatic device for a third party.  License, royalty and collaboration revenue is expected to be approximately $550,000 to $600,000 for the full year 2015.

Gross margin decreased to 67.2% for the quarter ended September 30, 2015, compared to 67.8% for the quarter ended September 30, 2014.  Gross margin decreased to 66.9% for the nine month period ended September 30, 2015, compared to 67.4% for the nine month period ended September 30, 2014.  The decrease in gross margin was primarily due to the substantial increase in sales to independent distributors in international markets which are generally made at a lower gross margin.  We expect gross margin to be between 66.8% and 67.3% for the full year 2015, subject to continued variations in our sales between U.S. and international markets.

Research and development expense for the third quarter of 2015 totaled $4,932,000, or 13% of revenue, compared to $3,322,000, or 11% of revenue, for the third quarter of 2014.  Research and development expense for the nine month period ended September 30, 2015 totaled $13,202,000 or 12% of revenue, compared to $9,839,000 or 11% of revenue, for the nine month period ended September 30, 2014.  Research and development expenses have increased on both a percentage and dollar basis compared to both the three and nine month periods ended September 30, 2014, due to headcount additions during the second half of 2014 and the first quarter of 2015.  We expect research and development expenses to be approximately 12.0% to 13.0% of revenue in the fourth quarter of 2015.

Clinical and regulatory expense for the third quarter of 2015 totaled $1,608,000, or 4% of revenue, compared to $1,196,000, or 4% of revenue, for the third quarter of 2014.  Clinical and regulatory expense for the nine month period ended September 30, 2015 totaled $4,694,000 or 4% of revenue, compared to $3,771,000 or 4% of revenue, for the nine month period ended September 30, 2014.  Clinical and regulatory expenses have increased on a dollar basis compared to both the three and nine month periods ended September 30, 2014, due to headcount additions.  We expect clinical and regulatory expenses to continue to be approximately 3.5% to 4.0% of revenue in the fourth quarter of 2015.

Sales and marketing expense for the third quarter of 2015 totaled $8,092,000, or 22% of revenue, compared to $7,327,000, or 23% of revenue, for the third quarter of 2014.  Sales and marketing expense for the nine month period ended September 30, 2015 totaled $25,285,000 or 23% of revenue, compared to $22,406,000 or 24% of revenue, for the nine month period ended September 30, 2014.  The decrease in sales and marketing expense as a percentage of revenue for the three and nine month periods ended September 30, 2015, was due to increasing sales in international markets through independent distributors and an only minor increase in the size of our U.S. field sales organization.  We expect our sales and marketing expenses as a percentage of revenue to continue to be approximately 22.0% to 23.0% for the remainder of 2015.

General and administrative expense for the third quarter of 2015 totaled $5,000,000, or 14% of revenue, compared to $3,692,000, or 12% of revenue, for the third quarter of 2014.  General and administrative expense for the nine month period ended September 30, 2015 totaled $13,906,000 or 13% of revenue, compared to $9,282,000 or 10% of revenue, for the nine month period ended September 30, 2014.  General and administrative expense increased for both the three and nine month periods ended September 30, 2015 compared to the three and nine month periods ended September 30, 2014 as a result of a $1,215,000 and $4,717,000 increase, respectively, in legal expenses related to the Short Kit litigation (see Note 9 to the Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q).  Total legal expenses related to the Short Kit litigation were $2,763,000 in the third quarter of 2015 and $7,466,000 for the nine months ended September 30, 2015.  While legal expenses are difficult to forecast, if the Short Kit litigation is not dismissed, we expect legal expenses to continue to increase through the trial which is currently scheduled for the first quarter of 2016.  As a result, we expect general and administrative expense to be approximately 12.5% to 13.0% of revenue for the remainder of 2015.

Medical device excise taxes for the third quarter of 2015 totaled $402,000, or 1.1% of revenue, compared to $385,000, or 1.2% of revenue, for the third quarter of 2014.  Medical device excise taxes for the nine month period ended September 30, 2015 totaled $1,172,000, or 1.1% of revenue, compared to $1,083,000, or 1.2% of revenue, for the nine month period ended September 30, 2014.  The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States.  The tax does not apply to service revenues or international sales.  The Company’s effective rate therefore is less than the statutory rate due to international sales, service revenues and sales of purchased finished goods (where the seller is responsible for paying the tax).  We expect our medical device excise taxes to be approximately 1.1% for the full year of 2015.

Amortization of purchased technology and other intangibles was $404,000 and $410,000 for the three months ended September 30, 2015 and 2014, respectively.   Amortization of purchased technology and other intangibles was $1,212,000 and $1,234,000 for the nine months ended September 30, 2015 and 2014, respectively.  The amortization resulted from our product and license acquisitions.  As part of these asset purchases and licensing agreements, we allocated $16,000,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years.  We expect amortization expense to be approximately $400,000 in the fourth quarter of 2015.

Income tax expense was $1,441,000 and $4,620,000 for the three and nine months ended September 30, 2015, respectively, on earnings before tax of $4,414,000 and $13,527,000, respectively, resulting in an effective income tax rate of 33% and 34%, respectively.  The effective tax rates of 33% and 34% for the three and nine month periods ended September 30, 2015, are lower than the graduated federal rate combined with state taxes as a result of the receipt of several state tax refunds in 2015 related to tax years of 2013 and 2014.  We expect our effective income tax rate to be approximately 35% to 36% of revenue in the fourth quarter of 2015.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $40,312,000 at September 30, 2015 compared to $36,461,000 at December 31, 2014, an increase of $3,851,000.  The majority of our cash is maintained in operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $15,174,000 of cash from operations during the nine months ended September 30, 2015, primarily resulting from our net earnings of $8,907,000, non-cash depreciation and amortization expense of $4,477,000, non-cash stock-based compensation of $3,258,000 and non-cash taxes of $1,215,000.  Cash from operations increased by $6,262,000 due to a decrease in prepaid expenses and an increase in accrued expenses, and decreased by $8,627,000 due to an increase in accounts receivable and inventory for the nine months ended September 30, 2015.  Finished goods inventory increased by $4,164,000 from December 31, 2014 to September 30, 2015 due to increased sales and increased stocking levels related to ongoing renovation and expansion of our manufacturing facilities.  Accounts receivable day’s sales outstanding at September 30, 2015 and December 31, 2014 were 49 days and 50 days, respectively.

Cash used in investing activities.  We used $10,780,000 of cash in investing activities for the nine months ended September 30, 2015, consisting of $8,032,000 for capital expenditures related to building improvements and the purchase of manufacturing, computer and research and development equipment, and $2,748,000 to purchase an additional manufacturing facility located adjacent to our existing facilities, which we expect to utilize to expand our manufacturing capacity.  The cash used in investing activities for building improvements is primarily due to ongoing renovation and expansion of our manufacturing facilities.

Cash used in financing activities.  We used $506,000 of cash in financing activities for the nine months ended September 30, 2015.  The cash usage consisted of $2,305,000 of cash used to repurchase 81,133 shares of our common stock primarily to satisfy income tax withholding obligations on restricted stock awards vesting and a stock options exercise, partially offset by recognition of $600,000 of tax benefits from stock based awards and the receipt of $1,199,000 upon the exercise of outstanding stock options and the sale of common stock pursuant to our Employee Stock Purchase Plan.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We believe that our working capital of $70.8 million at September 30, 2015 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

 We did not have any off-balance sheet arrangements as of September 30, 2015.

Contractual Obligations

The following table summarizes our contractual cash commitments as of September 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(dollars in thousands)
Facility operating leases	$1,614	$475	$687	$439	$13
Product license rights	400	400	-	-	-
Total	$2,014	$875	$687	$439	$13

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

We are exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $40,000 on an annual basis.

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

During the fiscal quarter ended September 30, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Settlement of the civil lawsuit had no effect upon the criminal investigation, and on November 13, 2014, the U.S. Department of Justice filed a criminal indictment in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The indictment alleges that Vascular Solutions and our Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit product.  We believe the allegations are false and are contesting them vigorously. On August 13, 2015, the Company filed motions to dismiss the indictment with prejudice based on prosecutorial misconduct and the First Amendment.  On October 2, 2015, the government filed its responses to the Company’s motions to dismiss.

If the indictment is not dismissed, the trial is scheduled to commence on February 1, 2016 in San Antonio, Texas.  Continuing to defend ourselves against the indictment entails costs that are material and requires significant attention from our management.  If we were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  We cannot estimate the amount or range of loss if we were to be convicted; however, it would likely be material.  If we were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, we would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If we were to be convicted of a misdemeanor related to health care fraud, we could be excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would substantially adversely affect our ability to continue to conduct our business.  Conviction of our Chief Executive Officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with the Company.  The consequences of the current criminal litigation, as well as consequences of any future governmental investigation or lawsuit of any related or unrelated matter, could have a material adverse effect on our business, results of operations and stock price.

We may become subject to shareholder litigation, which could divert the attention of management from the day-to-day operation of our business or result in us incurring substantial costs and liabilities.

Following the announcement on November 13, 2014 of the criminal indictment of the Company and our Chief Executive Officer, several law firms publicly stated that they are conducting investigations of us or our officers and directors for potential securities law and shareholder derivative action lawsuits.  Such investigations often result in litigation.  Although no securities law or shareholder derivative action lawsuit has been filed against the Company to date, such a lawsuit may be filed in the future.  If securities or shareholder derivative litigation were to be commenced against us, our defense of such litigation could divert the attention of management from the day-to-day operation of our business or result in us incurring substantial costs and liabilities, irrespective of the merits of the litigation.

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

We rely on continued development and improvement of our products and services, which if not successful, may have an adverse effect on our financial condition and results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 – 31, 2015	-	-	-	$19,181,029
August 1 – 31, 2015	-	-	-	$19,181,029
September 1 – 30, 2015	840	$34.01	-	$19,181,029
Total	840	$34.01	-	$19,181,029

(1)  At the election of award recipients and pursuant to the terms of their Stock Option and Restricted Stock Awards and the Stock Option and Stock Award Plan, we purchased 840 shares of common stock in September 2015 at the fair market value of the common stock on the day of vest to satisfy income tax withholding obligations for the award recipients.

(2)  On November 13, 2014, we announced that our Board of Directors had approved a common stock repurchase plan, under which we may repurchase up to $20 million of our common stock on the open market at market prices through September 30, 2016.

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

VASCULAR SOLUTIONS, INC.

Date: October 20, 2015	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)