Form 10-K
period 2015-12-31
VASCULAR SOLUTIONS INC
filed 2016-01-22
CIK 1030206

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2015 was $576,467,340.

As of January 18, 2016, the number of shares outstanding of the registrant’s common stock was 17,356,911.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be held on April 29, 2016 are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

Overview

Vascular Solutions, Inc. (we, us, the company, or Vascular Solutions) is an innovative medical device company focused on bringing clinically advanced solutions to the market for treating coronary and peripheral vascular disease.  The company’s product line consists of more than 90 devices and services that are sold to interventional cardiologists, interventional radiologists, electrophysiologists, and vein practices worldwide.

As a vertically-integrated company, we generate ideas, create new minimally-invasive medical devices, and then deliver these products and related services to the physicians who treat vascular disease.  In the United States, we sell our products through a 103-person direct sales force.  Outside the U.S., we work through a network of 41 independent distribution companies that cover 57 countries.

We intend to continue to develop and market a vast array of products that serve the needs of interventional physicians.  Currently, we have a particular focus in our R&D and corporate development programs on three areas:  complex interventions, radial artery catheterizations, and embolization procedures.  We believe these three segments of the vascular interventions market have the greatest need for new specialized products and also represent some of the best opportunities for growth.

One of our highest-priority R&D programs is a collaboration with the United States Army to develop freeze-dried plasma for the treatment of battlefield trauma. The product we have developed, RePlas™ freeze-dried plasma, is the result of our long-standing expertise in the lyophilization (freeze-drying) of biologic materials.  The U.S. Army has agreed to sponsor, conduct, and fund the clinical development of RePlas, and we will retain all rights to market the product after FDA approval.

During 2015, approximately 79% of our product and service sales were generated in the U.S., while international sales accounted for approximately 21%.

We estimate that during 2015 approximately 73% of our sales were of products and services used in the interventional cardiology market, 13% in the phlebology market, 10% in the interventional radiology market, and 4% in the electrophysiology market.

History

We were incorporated in the state of Minnesota in December 1996 and began operations in February 1997.  In 2000, we received FDA clearance for our first product, the Duett™ sealing device, which was used to seal the puncture site following catheterization procedures.  In 2001, we made the strategic decision to develop additional products and to de-emphasize our Duett product, which we discontinued during 2013. We have grown from net revenue of $6.2 million in 2000 solely from sales of our Duett product to net revenue of $147.2 million in 2015 from sales of over 90 additional products we have developed, licensed, or acquired since our inception.  This increase in revenue represents a compound annual growth rate of 24% and is driven by our commitment to the development and launch of multiple new devices to diagnose and treat vascular conditions.

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

Cardiologists and radiologists use diagnostic procedures, such as angiography, to confirm, and interventional procedures, such as angioplasty and stenting, to treat, diseases of the coronary and peripheral arteries.  Each angiographic procedure using a catheter requires a puncture in an artery, usually the femoral artery in the groin area and sometimes the radial artery in the wrist, to gain access for the catheter.  The catheter then is deployed through an introducer sheath into the vessel to be diagnosed or treated.  Upon completion of the procedure and removal of the catheter, the physician must seal this puncture in the artery and the tissue tract that leads from the skin surface to the artery to stop bleeding.  Based on industry statistics, we estimate that cardiologists and radiologists performed over nine million diagnostic and interventional catheterization procedures worldwide in 2015.

During the past few years, the number of catheterization procedures performed worldwide has been declining gradually due to a number of factors – among them, the effects of weak economies on overall health care utilization rates, efforts by third-party payers to lower costs associated with medical procedures, investigations by government agencies into potential over-utilization of procedures, the implementation by hospitals of policies designed to reduce the incidence of unnecessary procedures in the wake of these outside investigations, and new diagnostic imaging and functional assessment modalities that more effectively screen patients to determine the need for treatment.  Although worldwide demographic factors, including the growing incidence of cardiovascular disease, seem to favor long-term growth in the number of interventional procedures, we believe that the recent structural pressures on utilization rates are likely to continue and to result in relatively flat catheterization volumes for the foreseeable future.  Based on our analysis of the publicly-available sales figures from selected companies that participate in the cardiovascular device sector, we estimate the worldwide market for interventional medical devices used in cardiovascular procedures in 2015 exceeded $15 billion.

The interventional medical device industry is characterized by intense competition, cost-containment efforts by hospitals and payors, rapidly-evolving technology, and a high degree of government regulation.  To grow our business, we have focused on continually developing and commercializing new products and services.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•	The future regulatory approval of newly-developed products. Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before it can be sold. The requirements for obtaining product approval have undergone change, and the FDA frequently implements changes to the product approval process. We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•	Successfully integrating acquired and distributed products and services into our existing operations. The acquisition of products, product distribution rights and services complementary to our existing product portfolio and customer call points provides an additional business opportunity, but is dependent on the successful integration of the acquired or distributed products into our existing business structure. Since 2010, we have acquired or licensed more than 10 products and services.

•	Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. On October 14, 2013, we reached an agreement with Terumo Corporation and Terumo Medical Corporation (Terumo) to settle a patent and trademark infringement lawsuit brought by Terumo against us related to a prior version of our Vasc Band™ radial compression device in exchange for a one-time payment to Terumo in the amount of $812,500. On July 30, 2014, we reached an agreement with Boston Scientific Corporation to settle a patent and copyright infringement lawsuit brought by us against Boston Scientific Corporation related to a competitive product to our GuideLiner® guide extension product on confidential terms. Managing intellectual property assets and claims is a significant challenge for our business.

•
Managing greater government regulation and scrutiny.  Our products and business activities are subject to rigorous regulation, including by the U.S. FDA, Department of Justice, and numerous other federal, state, and foreign governmental authorities. These authorities have been increasing scrutiny of our industry and enforcement actions related to companies in it.  Managing compliance with existing and future regulation of our industry and fulfilling regulatory disclosure requirements is a significant challenge for our business.

Products and Services

Since the company’s inception, we have launched more than 100 products and services that we sell to interventional cardiologists, interventional radiologists, electrophysiologists, and vein specialists through our direct U.S. sales force and international independent distributor network.  The competitive advantages of our products and services are enhanced by the experience of our sales and marketing teams, the experience of our management, and our dedication to bringing clinically unique solutions to the markets we serve.

For information about our revenue, profits and total assets, see our Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2015.

Top Products

In order to provide a detailed product-specific revenue analysis, in the first quarter of 2015 we began reporting net revenue for each of our top product lines.  During 2015, our top eight products represented 79% of our total revenue and grew by 16% on a year-over-year basis.  The following table sets forth, for the periods indicated, net revenue by product line along with the percentage change from the previous period presented for each of our top products by net revenue:

		Year ended December 31,
		2015		2014
Product	Primary Market	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner catheters	Interventional cardiology	$45,409	43%	$31,836
Pronto® catheters	Interventional cardiology	14,970	(17%)	17,998
Vein catheter reprocessing	Phlebology	12,602	23%	10,207
Micro-introducer kits	Interventional radiology	12,337	18%	10,416
Hemostatic patches	Interventional cardiology	11,998	(3%)	12,416
Radial access products	Interventional cardiology	7,436	27%	5,839
Langston® catheters	Interventional cardiology	6,590	8%	6,109
D-Stat® Flowable hemostat	Electrophysiology	5,322	(3%)	5,462

GuideLiner catheters

Our highest-selling product is the GuideLiner guide extension catheter device, which had 2015 sales of $45.4 million, representing growth of 43% from the 2014 level of $31.8 million.  With the introduction of the GuideLiner catheter in 2009, Vascular Solutions pioneered the interventional technique of rapid exchange guide extension.  The GuideLiner catheter is designed to greatly increase backup support and allow deep-seating of the guide catheter for coaxial alignment, distal device delivery, and selective delivery of contrast. The device is especially useful in complex interventions.  Based on our belief that GuideLiner could be applicable to approximately 10% of all cardiac catheterization procedures, we estimate the annual worldwide market opportunity for GuideLiner to be approximately $75 million.

We received CE Mark and launched GuideLiner in Europe in October 2009, and we received 510(k) clearance and launched the device in the U.S. in November 2009.  In December 2011, we launched the second generation of our GuideLiner catheter with increased flexibility, a smaller size version, and a longer extension. In August 2013, we launched the third generation version, GuideLiner V3, which features a polymer “half-pipe” collar to enhance stent and wire deployment.  In December 2013, our Japanese distributor, Japan Lifeline, received Shonin approval from the Japanese Ministry of Health, Labour and Welfare (MHLW) to permit sales of the GuideLiner in Japan. Japan Lifeline commenced sales to Japanese hospitals in January of 2014.

Pronto catheters

Our Pronto extraction catheters are designed to remove fresh, soft thrombus and emboli from the arteries of patients suffering a heart attack.  The Pronto catheters feature a proprietary distal tip and large extraction lumen that can be delivered into arteries to remove blood clots using simple vacuum suction.  Sales of Pronto in 2015 were $15.0 million, a decline of 17% from the 2014 level of $18.0 million.  The market for extraction catheters is mature, with numerous competitors and significant price erosion.  Based on industry data, we believe the worldwide annual market potential for manual extraction catheters is approximately $50 million.

The original Pronto extraction catheter was developed by Dr. Pedro Silva of Milan, Italy, who exclusively licensed the design to us in 2002.  We received CE Mark approval and commenced international sales of the Pronto in August 2003, and received FDA clearance in December 2003 and commenced sales in the United States in early 2004.  In the fourth quarter of 2005, we launched the third generation design of Pronto, named the Pronto V3.  In January 2011, we commenced the launch of the Pronto V4, which utilizes an embedded longitudinal wire for maximum extraction with enhanced deliverability and kink resistance. On January 6, 2012, we purchased the intellectual property relating to the Pronto extraction catheter from Dr. Silva and his affiliates in exchange for $3.25 million, which thereby eliminated royalty payments on sales of Pronto catheters occurring after December 31, 2011.

In addition to the Pronto V3 and V4, we have developed and launched four additional versions of extractions catheters:  the Pronto-Short, Pronto 035, Pronto LP, and Pronto XL.  The Pronto-Short is a shorter catheter with a larger diameter, designed for use in clotted dialysis grafts, which was launched in August 2005. The Pronto 035 is a larger version, designed for use in large vessels, which was launched in August 2007.  The Pronto LP is a low-profile version, designed for use in smaller vessels, which was launched in January 2008.  The Pronto XL extraction catheter is an even larger version with either a straight or pigtail tip, designed for use in very large vessels, which was launched in January 2012.

Vein catheter reprocessing

Sales from our vein catheter reprocessing service for radiofrequency vein ablation catheters were $12.6 million during 2015, an increase of 23% from the 2014 level of $10.2 million.  We estimate the annual worldwide market potential for our RF vein ablation service to be approximately $20 million.

On December 22, 2011, we entered into an exclusive license agreement with Northeast Scientific, Inc. (NES), under which we sell a reprocessing service to customers utilizing the ClosureFAST® radiofrequency catheter in the treatment of varicose veins in the United States.  We commenced marketing this service to vein clinics in the U.S. in January of 2012.  The ClosureFAST catheter is owned and marketed by a subsidiary of Medtronic plc, and our reprocessing service is not licensed by or associated with Medtronic.  Under the reprocessing service provided by NES, the customer sends used ClosureFAST catheters to NES, where they are inspected, cleaned, tested, repackaged, resterilized, and shipped back to the customer.  In addition to this basic reprocessing service, we also purchase used ClosureFAST catheters from vein clinics and have them reprocessed by NES for sale to customers in the U.S.

In August of 2015, we signed a revised agreement with NES that grants us exclusive rights to market the ClosureFAST reprocessing service in the U.S. through December 31, 2021. From the inception of our ClosureFAST reprocessing service in January 2012 through December 31, 2015, NES had successfully reprocessed more than 100,000 ClosureFAST catheters for our customers.

Micro-Introducer Kits

Sales of micro-introducer kits in 2015 were $12.3 million, representing growth of 18% from the 2014 level of $10.4 million.  Micro-introducers are access kit products used to gain percutaneous access to the vasculature for performing arterial and venous catheterization procedures.  Based on industry data, we estimate the annual worldwide market potential for micro-introducers to be approximately $75 million.

In July 2003, we launched a variety of introducer products, including a full line of kits and a variety of specialty guidewires.  In recent years, our focus has been on transitioning our micro-introducer business to internal manufacturing, cost reductions, and product line expansion.  This strategy has resulted in lower prices for our customers and increased gross margins and higher market share for Vascular Solutions.

Hemostatic patches

Sales of hemostatic patches in 2015 were $12.0 million, representing a decline of 3% from $12.4 million in 2014.  Based on industry data, we believe the annual worldwide market for hemostat patches used in catheterization procedures is approximately $50 million.  The market for hemostat patches, used to stop bleeding of femoral artery punctures, is mature, with multiple competitors and ongoing pricing pressures.  In addition, two trends are negatively affecting the demand for our D-Stat® and Thrombix® patches:  the recent slowdown in growth of catheterization procedures in general and the movement toward greater reliance on using the radial artery in the arm, rather than the femoral artery in the leg, as the access site for diagnostic and interventional procedures.

Our hemostat products primarily utilize thrombin, a powerful bovine-derived blood clotting protein, to deliver a rapid seal of bleeding with a variety of shelf-stable configurations.  We have developed a proprietary manufacturing process to terminally sterilize our thrombin-based hemostats, which has resulted in our ability to create unique advantages in storage, shipping, preparation, and application of our hemostat products.

Our most popular hemostat product is the D-Stat Dry hemostat bandage.  In September 2003, we received regulatory clearance and commenced sales of our D-Stat Dry hemostat bandage in the United States and international markets.  The D-Stat Dry is a version of our proprietary blood clotting substance that is lyophilized (freeze-dried) into a gauze pad and combined with an adhesive bandage for application. D-Stat Dry is used as an adjunct to manual compression for managing bleeding after catheterization procedures.

In the third quarter of 2006, we received FDA clearance of our claim that the D-Stat Dry product reduces the time-to-hemostasis in diagnostic catheterizations.  This claim was based on our 376-patient, five-center randomized clinical study that demonstrated a 50% reduction in the median time-to-hemostasis when using the D-Stat Dry bandage compared to simple manual compression alone.  In the first quarter of 2008, we received FDA clearance and began selling two new versions of the original D-Stat Dry.  The first, D-Stat Dry Clear, is packaged with a clear bandage that allows for better visibility of the puncture site while the bandage is in place. The second, Thrombix, uses a lower-cost manufacturing process that offers price flexibility within the product line.

In the first quarter of 2009, we received FDA clearance and began selling a new version of the original D-Stat Dry bandage, D-Stat Dry Wrap, which contains a pre-cut slit in the bandage, specifically designed for the control of bleeding around indwelling lines.  In May 2011, we received FDA clearance and began selling a new version of our D-Stat Dry bandages with silver chloride impregnated into the gauze pad to help prevent the colonization of microorganisms on the pad.  In January 2014, we received FDA clearance and launched in the U.S. our ThrombiDisc™ topical hemostat, a thrombin-based pad used as an adjunct to manual compression to control surface bleeding from vascular access sites and percutaneous catheters or tubes up to 12F in diameter. ThrombiDisc also contains the antimicrobial ingredient silver chloride, designed to prevent microorganisms commonly encountered in the clinical setting from colonizing on the pad.

Radial Access Products

During 2015, sales of our products used in radial artery access catheterizations totaled $7.4 million, an increase of 27% from the 2014 level of $5.8 million.  Based on industry data, we estimate that our collection of products for the radial catheterization market addresses an annual U.S. market opportunity of approximately $90 million.

Radial artery access, otherwise known as transradial access, is undergoing rapid adoption in the U.S.  According to industry data, the proportion of U.S. procedures performed using radial artery access grew from just 1% during the first quarter of 2007 to 16% by the third quarter of 2013.  The level of penetration for radial access in the U.S. is still far behind most other parts of the world – such as Canada at nearly 60%, Japan at 60%, and the average throughout Europe at approximately 50%.  Based on projected continued growth in radial access, we believe the number of radial artery access procedures performed in the U.S. will grow to approximately one million by the end of 2016, representing approximately 27% of all diagnostic and interventional cardiac catheterizations.

During 2012, we implemented our strategy of launching products that address the significant growth opportunity in the radial access market.  In June 2012, we acquired the Accumed™ wrist positioning splint device from Accumed Systems, Inc.  The Accumed wrist positioning splint consists of a molded plastic brace that simplifies access to the radial artery by holding the hand, wrist, and forearm in an appropriate, comfortable position.  In May of 2013, we launched the Vasc Band radial compression device under an exclusive U.S. distribution agreement with LePu Medical Technology (Beijing) Co., Ltd. (“LePu Medical”). The Vasc Band is placed around the patient’s wrist after a radial catheterization procedure and uses an inflatable compression band to assist hemostasis.  In December 2014, we expanded our relationship with LePu Medical to include exclusive U.S. distribution rights to a line of introducer sheaths designed for use in radial catheterizations.  LePu Medical manufactures the product, which we sell in the U.S. under the name VSI Radial™ Introducer Sheath.  In April of 2015, we entered into an agreement with All Of It Scandinavia AB to distribute a radial arm board in the U.S. under the name Xtend™ Radial Arm Board.

Langston catheters

Sales of our Langston catheter in 2015 were $6.6 million, an increase of 8% from the 2014 level of $6.1 million. We believe the annual sales opportunity for this device is in excess of $10 million.

We received regulatory clearance in the United States for the Langston dual lumen pigtail catheter during the third quarter of 2004.  The Langston catheter is used for the measurement of intravascular pressure gradients, primarily to diagnose aortic valve stenosis.  We believe our Langston catheter is the only dual lumen pigtail catheter on the U.S. market that is designed specifically for this clinical purpose.  In March 2011, we launched a second version of the Langston catheter with improved pressure measurement and reduced kinking.  With the current growth in percutaneous aortic valve replacement procedures, our Langston catheter continues to benefit from an expanding market.

D-Stat Flowable hemostat

In 2015, sales of our D-Stat Flowable hemostat were $5.3 million, which represented a 3% decrease from the $5.5 million in 2014.  We estimate the annual sales potential for D-Stat Flowable at approximately $10 million.

We began selling D-Stat Flowable worldwide in February 2002.  This hemostat product is a thick yet flowable mixture of collagen, thrombin, and diluent that can be used to control active bleeding.  In December 2006, we received FDA approval of our premarket approval (PMA) supplement for the use of D-Stat Flowable in the prepectoral pockets created in pacemaker and implantable cardioverter defibrillator (ICD) implants.  Our PMA supplement was supported by the results of our 269-patient “Pocket Protector” clinical study that demonstrated a 48% reduction in the incidence of clinically relevant hematomas through the use of D-Stat Flowable compared to the standard of care. We discontinued international sales of D-Stat Flowable in 2015 for commercial business reasons.

The amount of total revenue contributed by geographic areas for the last three fiscal years is set forth in Note 10 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2015.

Agreements with King Pharmaceuticals, Inc.

In January 2007, we entered into a License Agreement with King Pharmaceuticals, Inc. (King), which is now a subsidiary of Pfizer, Inc.  Under the terms of the License Agreement, we granted to King an exclusive, royalty-free, fully-paid up, perpetual, worldwide right and license to all of our patents and know-how relating to the development, manufacture, use, sale, importation or other exploitation of our Thrombi-Pad™ trauma bandage, Thrombi-Gel® hemostats, Thrombi-Paste ™ hemostat (collectively, the “Products”) and all future medical devices having application in the Field (as defined below) and intended to produce hemostasis by accelerating the clotting process of blood (a “hemostat device”).  The “Field” is defined as all applications of hemostat devices in all areas other than catheterization laboratories (cardiac and peripheral), electrophysiology laboratories and holding and recovery rooms for such laboratories.  Upon execution of the License Agreement, King paid us a one-time payment of $6.0 million.  No other payments are due from King to us under the License Agreement.  The term of the License Agreement commenced on January 9, 2007 and continues until the later of the expiration of each licensed patent or King’s relinquishment of its license rights under the licensed know-how.

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

Business Strategy

Our primary objective is to establish ourselves as a leading supplier of clinically superior medical devices and services for substantial, unique opportunities within interventional medicine worldwide.  The key steps in achieving our primary objective are the following:

•	Maintain and Improve our Clinically-Oriented Direct Sales Force in the United States. During 2000, we commenced sales of our products in the United States through a direct sales force of clinically trained account managers who sell and train interventional cardiologists, radiologists and catheterization laboratory personnel on the use of our products. As our product lines have increased, we have increased the size of our sales force to 103 at the end of 2015, which provides substantially complete geographic coverage of the United States.

•	Expand the Markets and Revenue of our International Distribution. We sell our products into international markets through 41 independent distributors that cover 57 countries at the end of 2015. Our sales in markets outside the United States increased from 18% of our revenue in 2014 to 21% of our revenue in 2015. Over time, we expect to increase our international sales as a percentage of revenue by continuing to increase the number of countries where our products are sold and increasing the volume of our products sold in international markets.

•	Develop New Devices and Services to be Sold to our Existing Customers. Since we launched our initial product, we have created and developed over 100 new medical devices sold to and used by interventional physicians. We intend to continue to leverage our direct sales force and international distributor organization by creating, developing and launching additional new products and services for interventional physicians.

•	Acquire Additional Products or Services to be Sold to our Existing Customers. We intend to continue to leverage our distribution capabilities by offering additional new products and services through acquisitions and distribution agreements. Over the past three years, we have acquired products, product distribution rights and services from multiple companies (see Note 14 to our Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for the year ended December 31, 2015), and we expect to continue to acquire complementary products and services and to enter into distribution agreements for the distribution of other companies’ products.

•	Explore Corporate Relationships to Augment our Distribution Capabilities. When we develop versions of our products that are intended to be used by physicians outside of our target market, (such as our Thrombi-Gel and Thrombi-Pad products) and in other situations where we believe synergistic sales can result from an expanded distribution network, we intend to enter into corporate relationships to broaden our products’ reach and increase our revenues without distracting our sales force.

Sales, Marketing and Distribution

In 2000, we commenced sales of our first product, the Duett sealing device, in the United States through our direct sales organization.  As of December 31, 2015, our U.S. direct sales force consisted of 103 employees, all of whom sell our entire line of products and services.  We believe that the majority of interventional catheterization procedures in the United States are performed in high volume catheterization laboratories, and that these institutions can be served by our focused direct sales force.

Our international sales and marketing strategy has been to sell to interventional cardiologists and interventional radiologists through established independent distributors in major international markets, subject to required regulatory approvals.  As of December 31, 2015, we have agreements with 41 independent distributors that cover 57 countries.  We have entered into multi-year written distribution agreements with each of our independent distributors, and we ship our products to these distributors upon receipt of purchase orders.  Each of our independent distributors has the exclusive right to sell our products within a defined territory.  These distributors also market other medical products, although generally they have agreed not to sell directly competitive products.  Our independent distributors purchase our products from us at a discount from list price and resell the device to hospitals and clinics.  Sales to international distributors are denominated in United States dollars, with the exception of sales of our Guardian valve product from our subsidiary in Ireland and sales to our German distributor, which are both denominated in Euros.  The end-user price is determined by the distributor and varies from country to country.

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

New Product and Service Development

Our growth depends in large part on the continuous introduction of new and innovative products and services, together with ongoing enhancements to our existing products and services, through internal product development, technology licensing and strategic alliances.  We recognize the importance of, and intend to continue to make investments in, research and development.  We incurred expenses of $18,358,000 in 2015, $13,441,000 in 2014, and $13,191,000 in 2013 for research and development activities, which constituted 12.5%, 11%, and 12%, respectively, of net sales.  R&D activities include research, product development and intellectual property development.  We expect that our R&D expenditures will be approximately 11.5 to 12.5% of net sales in 2016.

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

Manufacturing

We manufacture our products in our facilities located in the suburbs of Minneapolis, Minnesota and in the country of Ireland.  Manufacturing and packaging processes occur in controlled environments and most sterile product manufacturing and packaging processes occur in a certified clean room environment.  Our quality system, manufacturing facilities and processes have been certified to be compliant with the European Medical Device Directive 93/42/EEC, EN/ISO 13485:2012, the Canadian Medical Device Regulations SOR/98-282, and they comply with FDA Quality System Regulations.

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

Our primary competitors include: Medtronic plc., Boston Scientific Corporation, Merit Medical Systems, Inc., Marine Polymer Technologies, Inc., Cook Medical Inc., the Abbott Vascular division of Abbott Laboratories, Asahi Intecc Co., Ltd., AngioDynamics, Inc., and Terumo Corporation.

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

Regulatory Requirements

United States

Our products and services are regulated in the United States as medical devices by the FDA under the Federal Food, Drug and Cosmetic Act.  The FDA classifies medical devices and services into one of three classes based upon controls the FDA considers necessary to reasonably ensure their safety and effectiveness.  Class I devices are subject to general controls such as labeling, adherence to good manufacturing practices and maintenance of product complaint records, and are usually exempt from premarket notification requirements.  Class II devices are subject to the same general controls and also are subject to special controls such as performance standards, require premarket notification (510k clearance) prior to commercialization, and may also require clinical testing prior to clearance.  Class III devices are subject to the highest level of controls because they are used in life-sustaining or life-supporting implantable devices.  Class III devices require rigorous clinical testing prior to their approval and generally require a premarket approval (PMA) or supplement application prior to commercialization.

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

Our remaining products generally are classified as Class II products and therefore require FDA clearance of a 510(k) notification prior to being sold in the United States.  Each of our Class II product lines was initially subject to a 510(k) notification and determined to be “substantially equivalent” to a legally marketed predicate device by the FDA, thereby allowing commercial marketing in the United States.  In some instances, we are able to launch a modified product without filing a new 510(k) with the FDA.

We also are subject to FDA regulations concerning manufacturing processes and reporting obligations. These regulations require that manufacturing operations be performed according to FDA standards and in accordance with documentation, control and testing standards.  We are subject to inspection by the FDA on an on-going basis.  We are required to provide information to the FDA on adverse events and maintain a document and record keeping system in accordance with FDA regulations.  The advertising of our products is subject to both FDA and Federal Trade Commission jurisdiction.  If the FDA believes that we are not in compliance with any aspect of the law, it can institute proceedings to detain or seize products, issue a recall, stop future violations and assess civil and criminal penalties against us, our officers and our employees.

International

The European Union has adopted rules which require that medical products receive the right to affix the CE mark, an international symbol of adherence to quality standards and compliance with applicable European medical device directives.  As part of CE mark certification, manufacturers are required to comply with certain product-essential requirements and quality systems standards.  We received CE mark certification for our first product and certification of our quality system in July 1998, and we have subsequently received CE mark certification for other products we distribute in the European Union.

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

Intellectual Property: Patents, Trade Secrets, and Trademarks

We file and prosecute patent applications to protect technological innovations related to new medical devices and improvements on existing medical devices that are significant to the development of our business, and we use trade secrets and trademarks to supplement this protection and protect other areas of our business.  We currently own or exclusively license 29 issued U.S. patents and 26 additional U.S. patent applications relating to our GuideLiner catheters, Pronto extraction catheters, Langston dual lumen catheters, Venture catheters, Turnpike® catheters, Replas freeze-dried plasma and multiple other products on the market or in development.  We also have obtained issued international patents and are currently pursuing additional international patent applications.  Our 29 issued U.S. patents have expiration dates ranging from May 2018 to April 2033.

The interventional medical device market is characterized by frequent and substantial intellectual property litigation.  Intellectual property litigation in recent years has proven to be complex and expensive, and the outcome of such litigation is difficult to predict.  The interpretation of patents, for example, involves complex and evolving legal and factual questions.

Currently, we are not involved in any patent litigation.  We may become the subject of intellectual property litigation in the future related to our products or services.  Our defense of any intellectual property litigation claims, regardless of the merits of the complaint, could divert the attention of our technical and/or management personnel away from the development and marketing of our products and services for significant periods of time.  The costs incurred to defend these claims could be substantial and adversely affect us, even if we are ultimately successful.  Similarly, if we assert any of our intellectual property against a third party, the attention of our technical and/or management personnel may be diverted and substantial costs could be incurred.

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

We register trademarks for certain products in the United States and use unregistered trademarks for other products.  We current own 33 active U.S. registered trademarks and 25 unregistered trademarks.  United States trademark registrations are generally for a term of 10 years, renewable every 10 years as long as the trademark is used in the regular course of business.

We also use certain third party trademarks in association with products or services that we sell.   “ClosureFAST” is a registered trademark of Covidien LP. “OptiSeal” is a registered trademark of Greatbatch Ltd.  “PolarCath” is a trademark of NuCryo Vascular LLC.  “VeinSite” is a registered trademark of VueTek Scientific LLC. “Xtend” is a trademark of All of It Scandinavia AB. “ZigiWire” is a trademark of Vadiswire Corp.

Employees

As of December 31, 2015, we had 568 full-time employees.  Of these employees, 259 were in manufacturing activities, 150 were in sales and marketing activities, 38 were in regulatory, quality assurance and clinical research activities, 77 were in research and development activities, and 44 were in general and administrative functions.  We have never had a work stoppage and none of our employees are covered by collective bargaining agreements.  We believe our employee relations are good.  We are an Equal Opportunity Employer.

Executive Officers of the Registrant

Our executive officers as of January 22, 2016 are as follows:

Name	Age	Position
Howard Root	55	Chief Executive Officer and Director
James Hennen	43	Chief Financial Officer and Senior Vice President of Finance
Brent Binkowski	47	Senior Vice President of Operations
Chad Kugler	44	Senior Vice President of Research and Development
Carrie Powers	41	Senior Vice President of Marketing
William Rutstein	63	Senior Vice President of International Sales
Charmaine Sutton	56	Senior Vice President, Regulatory & Quality Assurance

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

Brent Binkowski has served as our Senior Vice President of Operations since June 2015.  Prior to joining us, Mr. Binkowski served as Vice President of Operations for CeloNova BioSciences, Inc., a medical device company focused on embolization and vascular devices, from February 2013 to June 2015.  Mr. Binkowski was employed by American Medical Systems, a medical device company focused principally on the urology market, since 2003, serving as Senior Director of Operations from January 2011 to February 2013, and Value Stream Director from February 2008 to January 2011.

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

Carrie Powers has served as our Senior Vice President of Marketing since January 2016.  Ms. Powers previously served as our Vice President of Marketing from July 2009 to December 2015, Senior Director of Product Management and Training from July 2008 to June 2009, Director of Training from March 2007 to July 2008, Product Manager for the Hemostasis Product Line from July 2006 to March 2007 and began her employment with us as an Associate Product Manager for the Hemostasis Product Line from January 2006 to July 2006.  Prior to joining us, Ms. Powers was employed by St. Mary’s Hospital in Madison, Wisconsin from 2002 to 2006, most recently as a Registered Nurse in the Interventional Cardiac Catheterization Lab.

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

Charmaine Sutton has served as our Senior Vice President, Regulatory & Quality Assurance since August 2015.  Ms. Sutton served as our Senior Vice President of Operations from March 2010 to August 2015.  Ms. Sutton previously served on our Board of Directors from July 2007 to March 2010.  From 1991 to 2011, Ms. Sutton was principal consultant and co-founder of The Tamarack Group, an association of consultants assisting developers and manufacturers of medical devices, diagnostics, pharmaceuticals, biologics and combination products with regulatory and quality system activities.  Prior to co-founding The Tamarack Group, Ms. Sutton held Director and VP level Engineering, Regulatory, Quality and Clinical positions in start-up companies, and was a research scientist in the laser fusion program at Lawrence Livermore National Laboratory.  From 2006 to 2011 Ms. Sutton was an adjunct instructor for the Regulatory Affairs and Services graduate program at St. Cloud State University.

Available Information

We make available free of charge on or through our website at www.vasc.com our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, required Interactive Data files and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

We have launched over 100 new products or services since our inception.  Our success will depend on the continued launch of new products and services and the medical community’s acceptance of our new products and services.  We cannot predict how quickly, if at all, the medical community will accept our new products and services, or, if accepted, the continuation or extent of their use.  Our potential customers must:

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

During 2012, the U.S. Attorney’s Office for the Western District of Texas intervened in a qui tam civil lawsuit initiated against us involving allegations of off-label promotion of our Vari-Lase Short Kit endovenous laser product (see Item 3 – Legal Proceedings:  Government Litigation of Part I of this Annual Report on Form 10-K for the year ended December 31, 2015).  Subsequently, we learned that the U.S. Attorney’s Office also had commenced a criminal investigation of the same matter.  On January 22, 2014, we agreed with the U.S. Attorney’s Office to settle the civil lawsuit, and the settlement agreement was executed on July 28, 2014.  Under the terms of the settlement agreement, we made a payment of $520,000, we made no admission of fault or liability, and the U.S. Attorney’s Office dismissed the civil lawsuit with prejudice and released all civil claims brought against us in the civil lawsuit.

Settlement of the civil lawsuit had no effect upon the criminal investigation, and on November 13, 2014, the U.S. Department of Justice filed a criminal indictment in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The original indictment alleged that we and our Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit product.  On December 2, 2015, a superseding indictment was issued that removed the allegations related to introducing adulterated medical devices.  We believe the remaining allegations are false and are contesting them vigorously.

A trial on the indictment is scheduled to commence on February 1, 2016 in San Antonio, Texas.  Continuing to defend ourselves against the indictment entails costs that are material and requires significant attention from our management.  If we were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  We cannot estimate the amount or range of loss if we were to be convicted; however, it would likely be material.  If we were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, we would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If we were to be convicted of a misdemeanor related to health care fraud, we could be immediately excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would substantially prevent us from continuing to sell our products in the U.S., and thereby would seriously damage our business.  Conviction of our Chief Executive Officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with us.  The consequences of the current criminal litigation, as well as consequences of any future governmental investigation or lawsuit of any related or unrelated matter, could have a material adverse effect on our business, results of operations and stock price.

We may become subject to shareholder litigation, which could divert the attention of management from the day-to-day operation of our business or result in us incurring substantial costs and liabilities.

Following the announcement on November 13, 2014 of the criminal indictment of Vascular Solutions and our Chief Executive Officer, several law firms publicly stated that they were conducting investigations of us or our officers and directors for potential securities law and shareholder derivative action lawsuits.  Such investigations often result in litigation. Although no securities law or shareholder derivative action lawsuit has been filed against the Company to date, such a lawsuit may be filed in the future. If securities or shareholder derivative litigation were to be commenced against us, our defense of such litigation could divert the attention of management from the day-to-day operation of our business or result in us incurring substantial costs and liabilities, irrespective of the merits of the litigation.

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

The existing market for interventional medical devices and services is intensely competitive.  We expect competition to increase further as companies develop new products and services or modify their existing products and services to compete directly with ours.  Each of our products and services encounters competition from several medical device companies, including Medtronic plc., Boston Scientific Corporation, Terumo Corporation, and Cook Medical Inc., the Abbott Vascular division of Abbott Laboratories, and Asahi Intecc Co., Ltd.  Each of these companies has:

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

We also distribute finished products that are available only from their manufacturer.  In addition, the reprocessing services that we offer are performed by a single provider.  Operational, quality or regulatory issues of the manufacturers of the products we distribute, or the provider of our reprocessing services, could constrain or interrupt the availability of those products or services.  Any constraint or interruption in supply of finished products that we distribute, or the reprocessing services that we offer, could have a material adverse effect on our ability to sell products and services to customers, our financial condition and our results of operations.

Our international sales are subject to a number of risks that could seriously harm our ability to successfully commercialize our products and services in any international market.

Our international sales are subject to several risks, including:

•	the ability of our independent distributors to sell our products and services;

•	the impact of recessions in economies outside the United States;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	unexpected changes in regulatory requirements, tariffs or other trade barriers;

•	potential exposure to legal liabilities under the Foreign Corrupt Practices Act and other anticorruption laws for the action of our international business associates;

•	weaker intellectual property rights protection in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

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

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations and for communication with our direct domestic sales force.  Our information technology systems require an ongoing commitment of significant resources to maintain and protect the integrity and confidentiality of our proprietary data.  Third-party cyber-attacks are becoming more sophisticated and frequent.  Any successful cyber-attack against us could result in the theft of intellectual property, misappropriation of employee or customer information or of our other assets, and disruption of our communication with our direct domestic sales force, or otherwise compromise our confidential or proprietary information and disrupt our operations.  If we fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to these systems, we could be subject to increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach or theft of intellectual property, lose existing customers, have difficulty preventing, detecting, and controlling fraud, be subject to regulatory sanctions or penalties, or suffer other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our business and results of operations may be seriously harmed by changes in third-party reimbursement policies and healthcare industry cost-containment measures.

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

In an effort to reduce costs, many existing and potential customers for our products in the United States have become members of group purchasing organization (GPOs) and integrated delivery networks (IDNs).  GPOs and IDNs negotiate pricing arrangements with medical device manufacturers and offer the negotiated prices to affiliated hospitals and other members.  GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process.  Bids generally are solicited from multiple manufacturers with the intention of driving down pricing.  The increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our profitability.

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

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which may have an adverse impact on our business.

Our products and business activities are subject to rigorous regulation, including by the U.S. FDA, Department of Justice, and numerous other federal, state, and foreign governmental authorities. These authorities have been increasing scrutiny of our industry and enforcement actions related to companies in it.  In addition, certain state governments and the federal government have enacted legislation that requires disclosure of certain of our interactions with health care providers. As a result, we are required by law to disclose payments and other transfers of value to health care providers licensed by certain states and to all U.S. physicians and U.S. teaching hospitals at the federal level. Any failure to comply with these legal and regulatory requirements could impact our business.  In addition, we may continue to devote substantial additional time and financial resources to further develop and implement policies, systems, and processes to comply with enhanced legal and regulatory requirements, which may also impact our business.  We anticipate that governmental authorities will continue to scrutinize our industry closely, and that additional regulation may increase compliance and legal costs, exposure to litigation, and other adverse effects to our operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We conduct our operations principally in four facilities, three of which are owned by us and one of which is leased. The three facilities that we own are an office building and two adjacent manufacturing facilities, in Maple Grove, a suburb of Minneapolis, Minnesota.

•	In November 2012, we purchased an office building and currently occupy approximately 24,000 square feet of the office building as general office space and approximately 26,000 square feet as research and development space. The remaining 26,000 square feet of the office building is under lease to third-party tenants.

•	In December 2014, we purchased our primary manufacturing facility, consisting of 79,000 square feet, and began to renovate it during 2015. We expect to complete the renovations to this facility in 2016.

•	In March 2015, we purchased a manufacturing and office building of approximately 26,000 square feet located adjacent to our primary manufacturing facility. We began renovating this facility for our manufacturing use in 2015 and expect to complete the renovations in 2016.

•	Our principal warehouse facility is a 32,000 square foot facility that we lease in suburban Minneapolis, Minnesota. The lease for this facility expires in October 2020.

In addition to the four facilities listed above, we also lease a 26,000 square foot warehouse facility in suburban Minneapolis, Minnesota.  The lease for this facility expires on December 31, 2016, and we do not intend to renew it.

We lease 5,000 square feet in Galway, Ireland for our Irish subsidiary.

ITEM 3.  LEGAL PROCEEDINGS

Governmental Litigation

On June 28, 2011, we received a subpoena from the U.S. Attorney’s Office for the Western District of Texas under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) requesting the production of documents related to Vari-Lase products, and in particular the use of the Vari-Lase Short Kit for the treatment of perforator veins.  Subsequently, we learned that the U.S. Attorney’s Office also had commenced a criminal investigation of the same matter.  The Vari-Lase Short Kit was sold under a 510(k) clearance for the treatment of incompetence and reflux of superficial veins in the lower extremity from 2007 until we voluntarily withdrew the product from the market in July 2014, with total U.S. sales of approximately $534,000 (0.1% of our total U.S. sales for such period).  The Vari-Lase Short Kit has not been the subject of any reported serious adverse clinical event.  On August 14, 2012, the United States District Court for the Western District of Texas unsealed a qui tam complaint that had been filed on November 19, 2010 by Desalle Bui, a former sales employee of Vascular Solutions, which was the basis for the U.S. Attorney’s civil investigation, to which the federal government, after three extensions of time, elected to intervene.  The complaint contained allegations of off-label promotion of Vari-Lase products for the treatment of perforator veins, re-use of single-use Vari-Lase products and kickbacks to physicians, resulting in alleged damages to the government of approximately $20 million.  An amended complaint limited to allegations of off-label promotion of the Vari-Lase Short Kit resulting in an unspecified amount of damages and penalties was filed by the U.S. Attorney’s Office in December 2012.  On January 22, 2014, we agreed with the U.S. Attorney’s Office to settle the civil lawsuit, and the settlement agreement was executed on July 28, 2014.  Under the terms of the settlement agreement, we made a payment of $520,000, we made no admission of fault or liability, and the U.S. Attorney’s Office dismissed the civil lawsuit with prejudice and released all civil claims brought against us in the civil lawsuit.  Settlement of the civil lawsuit had no effect upon the criminal investigation.

On November 13, 2014, a criminal indictment was issued in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The original indictment alleged that we and our Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit.  On December 2, 2015, a superseding indictment was issued that removed the allegations related to introducing adulterated medical devices.  We believe the remaining allegations are false and are contesting them vigorously.

A trial on the indictment is scheduled to commence on February 1, 2016 in San Antonio, Texas.  Continuing to defend ourselves against the indictment will entail costs that are expected to be material and will require significant attention from our management.  If we were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  We cannot estimate the amount or range of loss if we were to be convicted; however, it would likely be material.  If we were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, we would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If we were to be convicted of a misdemeanor related to health care fraud, we could be immediately excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would prevent us from continuing to sell our products in the U.S., and thereby would seriously damage our business.  Conviction of our Chief Executive Officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with us.

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

	High	Low
2015
First Quarter	$31.74	$25.41
Second Quarter	35.98	29.08
Third Quarter	40.33	31.26
Fourth Quarter	37.50	31.33

2014
First Quarter	$28.21	$21.05
Second Quarter	27.00	18.42
Third Quarter	25.82	21.15
Fourth Quarter	30.96	22.92

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the shares repurchased through December 31, 2015:

Date	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 1 – 31, 2015	851	$33.25	–	$19,181,029
November 1 – 30, 2015	–	–	–	$19,181,029
December 1 – 31, 2015	–	–	–	$19,181,029
Total	851	$33.25	–	$19,181,029

(1)  In October 2015, at the election of award recipients and pursuant to the terms of their Stock Option and Restricted Stock Awards and the Stock Option and Stock Award Plan, we purchased 851 shares of common stock issued pursuant to such awards at the fair market value of the common stock on the day of vesting to satisfy income tax withholding obligations of the award recipients.

(2)  On November 13, 2014, we announced that our Board of Directors had approved a common stock repurchase plan, under which we may repurchase up to $20 million of our common stock on the open market at market prices through September 30, 2016.

Holders

As of December 31, 2015, we had 483 shareholders of record.  Such number of record holders does not reflect shareholders who beneficially own common stock held in nominee or street name.

Dividends

We have paid no cash dividends on our common stock, and do not intend to pay cash dividends on our common stock in the foreseeable future.

Performance Graph

The following graph shows a comparison of cumulative total returns for our common stock, the NASDAQ U.S. Benchmark TR Index and the NASDAQ OMX Medical Supplies Index, assuming the investment of $100 in our common stock and each index on December 31, 2010 and the reinvestment of dividends, if any.

$400
$300
$200
$100
$0
Dollars
Vascular Solutions
NASDAQ US Benchmark TR
NASDAQ OMX Medical Supplies

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Vascular Solutions	100	94.97	134.81	197.53	231.74	293.43
NASDAQ US Benchmark TR	100	100.31	116.79	155.90	175.33	176.17
NASDAQ OMX Medical Supplies	100	96.21	118.39	144.96	174.19	192.61

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2015 and 2014 and for the three years ended December 31, 2015, 2014 and 2013 are derived from, and should be read together with, our consolidated financial statements included elsewhere in this Form 10-K.  The following selected financial data as of December 31, 2013, 2012 and 2011 and for the fiscal years ended December 31, 2012 and 2011 are derived from consolidated financial statements not included herein.  The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statements of Operations Data:
Net revenue:
Product revenue	$146,616	$125,666	$110,197	$98,036	$86,589
License, royalty and collaboration revenue	584	433	301	350	3,367
Total net revenue	147,200	126,099	110,498	98,386	89,956

Product costs and operating expenses:
Cost of goods sold	48,903	41,699	36,156	32,561	29,844
Collaboration expenses	141	165	60	-	-
Research and development	18,358	13,441	13,191	11,870	10,240
Clinical and regulatory	6,323	4,979	4,408	4,358	4,332
Sales and marketing	34,085	29,825	27,372	25,777	24,126
General and administrative	22,583	12,986	8,991	6,522	4,997
Litigation settlement	-	-	1,332	-	-
Medical device excise tax	1,593	1,435	1,319	-	-
Amortization of purchased technology and intangibles	1,615	1,642	1,572	1,393	831
Total product costs and operating expenses	133,601	106,172	94,401	82,481	74,370

Operating earnings	13,599	19,927	16,097	15,905	15,586

Other earnings (expenses)	42	(15)	(14)	(13)	113

Earnings before income taxes	13,641	19,912	16,083	15,892	15,699

Income tax expense	(3,177)	(7,178)	(4,941)	(5,983)	(5,960)
Net earnings	$10,464	$12,734	$11,142	$9,909	$9,739
Net earnings per common share – Basic	$0.61	$0.75	$0.68	$0.62	$0.59
Net earnings per common share – Diluted	$0.58	$0.72	$0.65	$0.60	$0.57
Weighted average number of basic common shares outstanding	17,104	16,892	16,412	16,004	16,638
Weighted average number of diluted common shares	18,048	17,711	17,025	16,456	17,184

	As of December 31,
	2015	2014		2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$41,491	$36,461		$30,785	$11,554	$13,726
Working capital	70,421	61,682	(1)	56,355	38,016	38,650
Total assets	144,873	126,607	(1)	108,141	88,002	76,483
Total shareholders’ equity	128,144	113,340		96,350	76,867	66,706

(1)	The impact of the prior period reclassification is the result of adopting Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) 2015-17 which resulted in a $3,681,000 reduction of current assets and working capital at December 31, 2014.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of our expectations regarding future trends affecting our business.  These forward-looking statements and other forward-looking statements made elsewhere in this document that are not strictly historical facts are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward looking statements.  Item 1A of Part I of this Annual Report on Form 10-K for the year ended December 31, 2015, sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.  We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.

Overview

Our product portfolio includes a broad spectrum of over 90 products consisting of over 900 stock keeping units (SKUs) covering a wide array of blood clotting devices, extraction catheters, access catheters, guide extension catheters, micro-introducer kits, guidewires, snare and retrieval devices, a reprocessing service for radiofrequency catheters and a laser and procedure kits for the treatment of varicose veins.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also new product development and clinical trials to obtain regulatory approvals.  A significant portion of our net revenue historically has been, and we expect will continue to be, attributable to new and enhanced products and services.   We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products and services.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of operations expressed as a percentage of net sales:

	Year Ended December 31,
	2015	2014	2013

Net revenue:
Product revenue	100%	100%	100%
License, royalty and collaboration revenue	-	-	-
Total net revenue	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	33%	33%	33%
Collaboration expenses	-	-	-
Research and development	13%	11%	12%
Clinical and regulatory	4%	4%	4%
Sales and marketing	23%	24%	25%
General and administrative	16%	10%	8%
Litigation settlement	-	-	1%
Medical device excise tax	1%	1%	1%
Amortization of purchased technology and intangibles	1%	1%	1%
Total product costs and operating expenses	91%	84%	85%

Operating earnings	9%	16%	15%

Interest earnings/expense and foreign exchange loss, net	-	-	-

Earnings before income taxes	9%	16%	15%

Income tax expense	(2%)	(6%)	(5%)
Net earnings	7%	10%	10%

In order to present a more detailed product-specific revenue analysis, in the first quarter of 2015, we began reporting net revenue for each of our top products in each of our primary markets.  The following tables set forth, for the periods indicated, net revenue by product along with the percent change from the previous period for each of our top eight products by net revenue:

		Year ended December 31,
		2015		2014		2013
Product	Primary Market	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner catheters	Interventional cardiology	$45,409	43%	$31,836	53%	$20,782
Pronto® catheters	Interventional cardiology	14,970	(17%)	17,998	(11%)	20,272
Vein catheter reprocessing	Phlebology	12,602	23%	10,207	24%	8,204
Micro-introducer kits	Interventional radiology	12,337	18%	10,416	17%	8,894
Hemostatic patches	Interventional cardiology	11,998	(3%)	12,416	(5%)	13,068
Radial access products	Interventional cardiology	7,436	27%	5,839	34%	4,347
Langston® catheters	Interventional cardiology	6,590	8%	6,109	6%	5,781
D-Stat® Flowable hemostat	Electrophysiology	5,322	(3%)	5,462	(4%)	5,697

Year ended December 31, 2015 compared to the years ended December 31, 2014 and December 31, 2013.

Net revenue increased 17% to $147,200,000 for the year ended December 31, 2015 from $126,099,000 for the year ended December 31, 2014.  This increase consists of the following components:

% Increase (Decrease)
Volume of existing products and services sold (including sales of new versions of existing products and services)	18%
Pricing of existing products and services sold	(3%)
Revenue from new products or services, defined as products and services that had no revenue in 2014	2%
17%

Approximately 79% of our net revenue was earned in the United States and 21% of our net revenue was earned in international markets for the year ended December 31, 2015.

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

We recognized $584,000 of license, royalty and collaboration revenue during the year ended December 31, 2015, compared to $433,000 during the year ended December 31, 2014 and $301,000 during the year ended December 31, 2013, respectively, due to our license and device supply agreements and our royalty agreement with a third party.  Collaboration expense of $141,000 was recognized during the year ended December 31, 2015 compared to $165,000 during the year ended December 31, 2014 and $60,000 during the year ended December 31, 2013, respectively, as a result of an agreement we entered into in April 2013 to develop a new hemostatic device for a third party.  License, royalty and collaboration revenue is expected to be approximately $500,000 to $600,000 for the full year 2016.

Gross margin remained constant at 67% for each of the years ended December 31, 2015, December 31, 2014 and December 31, 2013.  We expect product gross margins to be in the range of 66.0% to 67.0% in 2016, subject to variations in our selling mix between United States and international markets and between our lower margin products such as the Vari-Lase products and our higher margin products such as the D-Stat Dry and GuideLiner.

Research and development expense for the year ended December 31, 2015 totaled $18,358,000 or 12.5% of revenue, compared to $13,441,000 or 11% of revenue for the year ended December 31, 2014 and $13,191,000, or 12% of revenue for the year ended December 31, 2013.  Research and development expenses have increased on both a percentage and dollar basis compared to the years ended December 31, 2014 and December 31, 2013, due to headcount additions during the second half of 2014 and the first half of 2015.  We expect our continuing research and development expense to be approximately 11.5% to 12.5% of revenue in 2016 as we continue to pursue additional new products and move our longer term development projects forward.

Clinical and regulatory expense for the year ended December 31, 2015 totaled $6,323,000, or 4% of revenue, compared to $4,979,000, or 4% of revenue for the year ended December 31, 2014 and $4,408,000, or 4% of revenue for the year ended December 31, 2013.  Clinical and regulatory expenses have increased on a dollar basis, but have remained consistent as a percentage of revenue compared to the years ended December 31, 2014 and December 31, 2013, due to headcount additions.  We expect clinical and regulatory expense to be approximately 4.5% to 5.5% of revenue in 2016.

Sales and marketing expense for the year ended December 31, 2015 totaled $34,085,000, or 23% of revenue, compared to $29,825,000, or 24% of revenue for the year ended December 31, 2014 and $27,372,000, or 25% of revenue for the year ended December 31, 2013.  The decline in sales and marketing expense as a percentage of revenue was due to increasing sales in all our markets and an only minor increase in the size of our U.S. field sales organization.  As a result, we expect our sales and marketing expense to continue to decrease as a percentage of revenue to approximately 22.0% to 23.0% of revenue in 2016.

General and administrative expense for the year ended December 31, 2015 totaled $22,583,000, or 15.5% of revenue, compared to $12,986,000, or 10% of revenue for the year ended December 31, 2014 and $8,991,000, or 8% of revenue for the year ended December 31, 2013.  General and administrative expense increased in 2015 on a dollar and percentage basis due to an additional $7,559,000 of legal expenses, related to the Short Kit litigation (see Note 13 to our Consolidated Financial Statements), as well as $1,764,000 of expense realized upon the termination of our distribution of the PolarCath peripheral dilation products and transfer of the PolarCath inventory and distribution rights to NuCryo Vascular LLC.  General and administrative expense increased in 2014 on a dollar and percentage basis due to an additional $3,700,000 of legal expenses in 2014, primarily related to the Short Kit litigation and the patent infringement lawsuit with Boston Scientific.  While legal expenses are difficult to forecast, we expect legal expenses to continue to be substantial through the completion of the criminal trial related to the Short Kit litigation, which currently is scheduled to commence on February 1, 2016.  We expect general and administrative expense, other than expenses related to the Short Kit litigation, to be approximately 5.5% to 6.5% of revenue during 2016.

Litigation settlement expense was $-0- for the years ended December 31, 2015 and 2014, and $1,332,000 for the year ended December 31, 2013.  Litigation settlement expense in 2013 consisted of $812,500 incurred in the third quarter and paid on December 13, 2013 in connection with the settlement of the patent infringement lawsuit brought by Terumo Corporation and $520,000 incurred in the fourth quarter of 2013 and paid in 2014 related to settlement of the qui tam litigation (see Note 13 to our Consolidated Financial Statements).

Medical device excise taxes for the year ended December 31, 2015 totaled $1,593,000, or 1.1% of revenue, compared to $1,435,000, or 1.1% of revenue for the year ended December 31, 2014, and $1,319,000, or 1.2% of revenue for the year ended December 31, 2013.  An excise tax on the sale of medical devices in the U.S. became effective on January 1, 2013.  The statutory rate of the medical device excise tax is 2.3% of revenues on initial sales of finished medical products sold in the United States.  The tax does not apply to service revenues.  The Company’s effective rate for this tax is less than the statutory rate due to international sales, service revenues and sales of purchased finished goods (where the original seller is responsible for paying the tax).  In December 2015, legislation was enacted that suspends the medical device excise taxes for fiscal years 2016 and 2017.

Amortization of purchased technology and other intangibles was $1,615,000 for the year ended December 31, 2015, compared to $1,642,000 for the year ended December 31, 2014, and $1,572,000 for the year ended December 31, 2013.  The amortization resulted from our product acquisitions.  As part of these asset purchases and licensing agreements, we allocated $16,000,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years (see Notes 3 and 14 to our Consolidated Financial Statements).

We recorded income tax expense of $3,177,000 for the year ended December 31, 2015, compared to income tax expense of $7,178,000 for the year ended December 31, 2014 and $4,941,000 for the year ended December 31, 2013.  This represents an income tax rate of 23% for the year ended December 31, 2015, 36% for the year ended December 31, 2014, and 31% for the year ended December 31, 2013.  The reduced effective tax rate of 23% for the year ended December 31, 2015 was due primarily to the impact of releasing approximately $959,000 of reserves against prior years’ research and development credits following the completion of an Internal Revenue Service examination of our 2013 and 2014 federal returns, combined with a higher research and development credit being generated in 2015 and the favorable impacts of increased income being generated by our Irish subsidiary.  The effective tax rate of 36% for the year ended December 31, 2014 consists of a graduated federal rate slightly higher than 34% and state taxes.  We expect our income tax rate will be between 33.0% and 34.0% in 2016.

As of December 31, 2015, we had a total of $4,797,000 of net deferred tax assets for U.S. jurisdictions and a long term deferred tax liability of $72,000 for foreign jurisdictions on our balance sheet.  In addition, at December 31, 2015, we had $1,750,000 of federal and state research and development tax credit carryforwards, which will begin to expire in 2016.  We have recorded an allowance of approximately $1,092,000 against the state research and development tax credit carryforwards, reflecting the amount of these research and development tax credit carryforwards expected to expire prior to being utilized.

Based on current assumptions, we project our income tax expense to be between $8,500,000 and $9,500,000 in 2016.  Of this total, we expect to be able to utilize approximately $2,500,000 of 2016 generated and prior year deferred tax assets to offset our tax payments, resulting in our use of between $6,000,000 and $7,000,000 in cash to pay state and federal taxes in 2016.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $41,491,000 at December 31, 2015, compared to $36,461,000 at December 31, 2014, an increase of $5,030,000.  The majority of our cash is maintained in operating accounts.  A portion of our cash equivalents are invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash provided by operations.  We generated $17,754,000 of cash from operations during the year ended December 31, 2015, primarily resulting from our net earnings of $10,464,000, non-cash depreciation and amortization expense of $5,996,000, non-cash stock-based compensation of $4,126,000 and non-cash taxes of $1,051,000.  Cash from operations increased by $5,667,000 due to a decrease in prepaid expenses, an increase in accounts payable, and an increase in accrued expenses, and decreased by $8,273,000 due to an increase in accounts receivable and inventory.  Finished goods inventory increased by $3,037,800 from December 31, 2014 to December 31, 2015 due to increased sales and increased stocking levels related to ongoing renovation and expansion of our manufacturing facilities.  Accounts receivable day’s sales outstanding at December 31, 2015 and December 31, 2014 were 47 days and 50 days, respectively.

Cash used for investing activities.  We used $13,353,000 of cash in investing activities during the year ended December 31, 2015, consisting of $10,605,000 for capital expenditures related to building improvements and the purchase of manufacturing, computer and research and development equipment, and $2,748,000 to purchase an additional manufacturing facility located adjacent to our existing facilities, which expanded our manufacturing capacity.  The cash used in investing activities for building improvements is primarily due to ongoing renovation and expansion of our manufacturing facilities, which we expect to complete in 2016.

Cash used for financing activities.  We generated $675,000 of cash in financing activities during the year ended December 31, 2015, primarily due to the receipt of $1,648,000 in exchange for the sale of common stock pursuant to our Employee Stock Purchase Plan, the recognition of $942,000 of tax benefits from stock based awards, and the receipt of $418,000 upon the exercise of outstanding stock options.  These amounts were reduced by $2,333,000 of cash used to repurchase 81,984 shares of our common stock that vested under outstanding restricted stock awards.  These shares were repurchased to satisfy income tax withholding obligations of the award recipients.

The following table summarizes our contractual cash commitments as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Facility operating leases	$1,311	$486	$432	$393	$-
Product license rights	400	400	-	-	-
Total	$1,711	$886	$432	$393	$-

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

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We currently believe that our working capital of $70.4 million at December 31, 2015 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.  However, our actual liquidity and capital requirements will depend upon numerous unpredictable factors, including the amount of revenues from sales of our existing and new products; litigation expense; the cost of maintaining, enforcing and defending patents and other intellectual property rights; competing technological and market developments; developments related to regulatory and third party reimbursement matters; and other factors.

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

Our accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on 10-K for the year ended December 31, 2015.  We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

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

We also generate revenue from the ClosureFAST catheter reprocessing service rights acquired from NES in December 2011.  In accordance with ASC 605-45, the reprocessing revenue is reported as our revenue and the amount paid to NES is reported as our cost of sales (see Note 2 to our Consolidated Financial Statements in Item 8 of Part II  of this Annual Report on Form 10-K for the year ended December 31, 2015).

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

We analyze the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on our balance sheet.  At December 31, 2015, this reserve was $75,000 compared to $80,000 at December 31, 2014.  If the historical data we use to calculate these estimates does not properly reflect future returns, revenue could be overstated.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  This allowance is regularly evaluated by us for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  At December 31, 2015, this reserve was $285,000 compared to $220,000 at December 31, 2014.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income Taxes

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient taxable earnings in the United States based on estimates and assumptions.  We record a valuation allowance to reduce the carrying value of our net deferred tax asset to the amount that is more likely than not to be realized.  For the year ended December 31, 2015, we have a valuation allowance recorded on our state research and development credits and net operating loss carryforwards of $1,440,000 related to our gross deferred tax assets of $6,309,000.  In addition, at December 31, 2015, we have a reserve for uncertain tax positions in the amount of $379,000 relating to federal and state research and development credits.  At December 31, 2015, we have accrued $-0- for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations.  We continue to assess the potential realization of our deferred tax assets on an annual basis, or on an interim basis if circumstances warrant.

Legal Contingency Accrual

We record losses for claims in earnings at the lime and to the extent they are probable and estimable. In accordance with ASC Topic 450, Contingencies, we accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. We expense legal costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance creating ASC 606, “Revenue from Contracts with Customers.”  The new section will replace ASC 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The new ASC is intended to conform United States revenue accounting principles with concurrently issued International Financial Reporting Standards.  Prior to the guidance, revenue recognition differed between United States practice and those of much of the rest of the world.  The guidance also is intended to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods.  We will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018 and we do not expect adoption will have a material impact on the consolidated financial statements.

In November 2014 the FASB issued ASU 2015-17, Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet.  The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Board decided to allow all entities to early adopt the ASU for financial statements that had not been issued.  Therefore, we adopted this ASU at December 31, 2015, and have reclassified all prior periods to be consistent with the requirements outlined in the ASU.  The impact of the prior period reclassification was a $3,681,000 reduction of current assets and working capital at December 31, 2014.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method.  Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments.  Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of the standard on our consolidated financial statements.

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $34,000 in the amount of United States dollars we receive in payment on accounts receivable from our German distributor Nicolai, and $21,000 in accounts receivable due our subsidiary in Ireland.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We currently have no exposure to interest rate changes on indebtedness.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.  However, we are exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $41,000 on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes thereto required pursuant to this Item begin on page 43 of this Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Controls.

During the fiscal quarter ended December 31, 2015, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework).  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of Independent Registered Public Accounting Firm.

Baker Tilly Virchow Krause, LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015.  The attestation report of Baker Tilly Virchow Krause, LLP on our internal control over financial reporting as of December 31, 2015 is included on page 42 and incorporated by reference herein.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The disclosure under the headings “Proposal 1: Election of Directors,” “Corporate Governance - Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2015, is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The disclosure under the headings “Director Compensation” and “Executive Compensation”, contained in the Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2015, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure under the heading “Security Ownership of Certain Beneficial Owners and Management”, contained in the Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2015, is incorporated herein by reference.

Equity Compensation Plans

The following table sets forth the securities authorized to be issued under our current equity compensation plans as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and rights)
Equity compensation plans approved by security holders	622,500	$12.18	1,513,000	(1)(2)
Equity compensation plans not approved by security holders	None	None	None
Total	622,500	$12.18	1,513,000

(1)	Includes 741,000 shares reserved and available for issuance under our Stock Option and Stock Award Plan.

(2)	Includes 772,000 shares reserved and available for issuance under our Employee Stock Purchase Plan. The shares available for issuance under our Employee Stock Purchase Plan automatically increases on an annual basis through 2020, by the lesser of:
•	200,000 shares;
•	2% of the common-equivalent shares outstanding at the end of our prior fiscal year; or
•	a smaller amount determined by our Board of Directors or the committee administering the plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The disclosure under the headings “Related Person Transaction Policy and Related Person Transactions,” “Proposal 1: Election of Directors,” and “Corporate Governance – Committees of the Board of Directors”, contained in the Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2015, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The disclosure under the heading “Additional Information about our Independent Registered Public Accounting Firm”, contained in the Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the year ended December 31, 2015, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this Report.

(1)	The following financial statements are filed herewith in Item 8 in Part II of this Annual Report on Form 10-K for the year ended December 31, 2015.

(i)	Report of Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Earnings

(iv)	Consolidated Statements of Comprehensive Earnings

(v)	Consolidated Statements of Changes in Shareholders’ Equity

(vi)	Consolidated Statements of Cash Flows

(vii)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

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

10.11**	Chairman of the Board Agreement dated as of May 1, 2011 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 22, 2011 (File No. 0-27605)).
10.12**	Chairman of the Board Stock Option Agreement dated April 22, 2011 (incorporated by reference to Exhibit 10.3 of Vascular Solutions’ Form 8-K dated April 22, 2011 (File No. 0-27605)).
10.13**
Vascular Solutions, Inc. Stock Option and Stock Award Plan, as amended April 21, 2015 (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated April 22, 2015 (File No. 0-27605)).

10.14**
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

10.17**
Chief Executive Officer Stock Option Agreement dated as of January 27, 2012 (incorporated by reference to Exhibit 10.2 of Vascular Solutions’ Form 10-Q for the quarter ended March 31, 2012 (File No. 0-27605)).

10.18**	Form of Executive Compensation Recoupment Agreement (incorporated by reference to Exhibit 10.26 of Vascular Solutions’ Form 10-K for the year ended December 31, 2013 (File No. 0-27605)).

10.19
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

10.21**	Form of Restricted Stock and Cash Election Award Agreement (incorporated by reference to Exhibit 10.22 of Vascular Solutions’ Form 10-K for the year ended December 31, 2014 (File No. 0-27605)).
23.1*	Consent of Baker Tilly Virchow Krause, LLP.
24.1	Power of Attorney (included on signature page).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.
**Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
*** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of January 2016.

VASCULAR SOLUTIONS, INC.

By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Howard Root, James Hennen and Gordon Weber (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Vascular Solutions, Inc. for the year ended December 31, 2015, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on the 22nd day of January 2016, by the following persons in the capacities indicated.

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
Martin Emerson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Vascular Solutions, Inc.
Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Vascular Solutions, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of earnings, comprehensive earnings, changes in shareholders' equity and cash flows for the years ended December 31, 2015, 2014 and 2013.  We also have audited Vascular Solutions, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vascular Solutions, Inc. as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Vascular Solutions, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control ‑ Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework).

The supplemental information has been subjected to audit procedures performed in conjunction with the audit of Vascular Solutions, Inc. consolidated financial statements.  The supplemental information is the responsibility of the company's management.  Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information.  In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with accounting principles generally accepted in the United States of America.  In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2015, the Company adopted Accounting Standards Update 2015‑17 “Income Taxes – Balance Sheet Classification of Deferred Taxes”.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
January 22, 2016

Vascular Solutions, Inc.

Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$41,491	$36,461
Accounts receivable, net of reserves of $360 and $300 at December 31, 2015 and 2014, respectively	19,121	17,105
Inventories	22,105	15,908
Prepaid expenses and other	4,361	5,231
Total current assets	87,078	74,705

Property, plant and equipment, net	34,508	25,665
Goodwill	10,045	10,259
Intangible assets, net	8,445	10,164
Deferred tax assets, net of liabilities	4,797	5,814
Total assets	$144,873	$126,607

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,830	$4,806
Accrued compensation	6,702	4,580
Accrued expenses	3,626	3,016
Accrued royalties	226	230
Current portion of deferred revenue	273	391
Total current liabilities	16,657	13,023

Long-term deferred revenue, net of current portion	–	202
Long-term deferred tax liabilities	72	42
Total long-term liabilities	72	244

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,386,853 – 2015; 17,202,365 – 2014	174	172
Additional paid-in capital	102,123	97,324
Other	(1,186)	(725)
Accumulated earnings	27,033	16,569
Total shareholders’ equity	128,144	113,340
Total liabilities and shareholders’ equity	$144,873	$126,607

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Earnings
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Net revenue:
Product revenue	$146,616	$125,666	$110,197
License, royalty and collaboration revenue	584	433	301
Total revenue	147,200	126,099	110,498

Product costs and operating expenses:
Cost of goods sold	48,903	41,699	36,156
Collaboration expenses	141	165	60
Research and development	18,358	13,441	13,191
Clinical and regulatory	6,323	4,979	4,408
Sales and marketing	34,085	29,825	27,372
General and administrative	22,583	12,986	8,991
Litigation settlement	–	–	1,332
Medical device excise taxes	1,593	1,435	1,319
Amortization of purchased technology and intangibles	1,615	1,642	1,572
Total product costs and operating expenses	133,601	106,172	94,401

Operating earnings	13,599	19,927	16,097

Other income (expenses)	42	(15)	(14)

Earnings before income taxes	13,641	19,912	16,083

Income tax expense	(3,177)	(7,178)	(4,941)
Net earnings	$10,464	$12,734	$11,142

Basic net earnings per common share	$0.61	$0.75	$0.68
Diluted net earnings per common share	$0.58	$0.72	$0.65
Shares used in computing basic net earnings per common share	17,104	16,892	16,412
Shares used in computing diluted net earnings per common share	18,048	17,711	17,025

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Comprehensive Earnings
(in thousands)

	Year Ended December 31,
	2015	2014	2013

Net earnings	$10,464	$12,734	$11,142
Other comprehensive earnings (loss), net of tax of $0: Foreign currency translation adjustments	(461)	(724)	149
Comprehensive earnings	$10,003	$12,010	$11,291

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Changes in Shareholders’ Equity
(dollars in thousands)

	Common Stock		Additional Paid-In Capital	Other	Accumulated Earnings (Deficit)	Total
	Shares	Amount
Balance at December 31, 2012	16,378,923	$164	$84,160	$(150)	$(7,307)	$76,867

Exercise of stock options	354,300	4	2,780	–	–	2,784
Issuance of common stock under the Employee Stock Purchase Plan	124,098	1	1,191	–	–	1,192
Stock-based compensation	183,034	2	3,341	–	–	3,343
Repurchase and cancellation of common stock upon the vesting of restricted shares	(75,402)	(1)	(1,210)	–	–	(1,211)
Tax benefit from stock-based awards	–	–	2,084	–	–	2,084
Comprehensive earnings:
Net earnings	–	–	–	–	11,142	11,142
Translation adjustment	–	–	–	149	–	149
Total comprehensive earnings						11,291
Balance at December 31, 2013	16,964,953	$170	$92,346	$(1)	$3,835	$96,350

Exercise of stock options	102,000	1	970	–	–	971
Issuance of common stock under the Employee Stock Purchase Plan	103,467	1	1,434	–	–	1,435
Stock-based compensation	165,911	1	3,881	–	–	3,882
Repurchase and cancellation of common stock upon the vesting of restricted shares	(100,565)	(1)	(2,311)	–	–	(2,312)
Repurchase of common stock under stock repurchase agreement	(33,401)	–	(819)	–	–	(819)
Tax benefit from stock-based awards	–	–	1,823	–	–	1,823
Comprehensive earnings:
Net earnings	–	–	–	–	12,734	12,734
Translation adjustment	–	–	–	(724)	–	(724)
Total comprehensive earnings						12,010
Balance at December 31, 2014	17,202,365	$172	$97,324	$(725)	$16,569	$113,340

Exercise of stock options	52,000	1	417	–	–	418
Issuance of common stock under the Employee Stock Purchase Plan	89,170	1	1,647	–	–	1,648
Stock-based compensation	125,302	1	4,125	–	–	4,126
Repurchase and cancellation of common stock upon the vesting of restricted shares	(81,984)	(1)	(2,332)	–	–	(2,333)
Tax benefit from stock-based awards	–	–	942	–	–	942
Comprehensive earnings:
Net earnings	–	–	–	–	10,464	10,464
Translation adjustment	–	–	–	(461)	–	(461)
Total comprehensive earnings						10,003
Balance at December 31, 2015	17,386,853	$174	$102,123	$(1,186)	$27,033	$128,144

See accompanying notes.

Vascular Solutions, Inc.

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net earnings	$10,464	$12,734	$11,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	4,381	3,257	2,861
Amortization	1,615	1,642	1,572
Stock-based compensation	4,126	3,882	3,343
Deferred taxes, net	1,051	1,971	3,138
Tax benefit from stock-based awards	(942)	(1,823)	(2,084)
Gain on disposal of fixed assets	–	(24)	(17)
Change in fair value of contingent consideration	–	–	(79)
Change in accounts receivable allowance	60	100	15
Changes in operating assets and liabilities:
Accounts receivable	(2,092)	(2,741)	(713)
Inventories	(6,256)	(1,909)	(435)
Prepaid expenses and other	1,857	(948)	158
Accounts payable	1,063	1,086	(86)
Accrued compensation and expenses	2,747	622	485
Amortization of deferred license fees and other deferred revenue	(320)	(370)	86
Net cash provided by operating activities	17,754	17,479	19,386

Investing activities
Purchase of property and equipment	(10,605)	(5,681)	(4,234)
Purchase of building and land	(2,748)	(7,123)	–
Proceeds from the sale of equipment	–	28	22
Cash paid for acquisitions	–	–	(820)
Net cash used in investing activities	(13,353)	(12,776)	(5,032)

Financing activities
Net proceeds from the exercise of stock options	418	971	2,784
Net proceeds from the sale of common stock, employee stock purchase plan	1,648	1,435	1,192
Tax benefit from stock-based awards	942	1,823	2,084
Repurchase of common shares	(2,333)	(3,131)	(1,211)
Net cash provided by financing activities	675	1,098	4,849
Effect of exchange rate changes on cash and cash equivalents	(46)	(125)	28
Increase in cash and cash equivalents	5,030	5,676	19,231
Cash and cash equivalents at beginning of year	36,461	30,785	11,554
Cash and cash equivalents at end of year	$41,491	$36,461	$30,785
Supplemental disclosure of cash flow
Cash paid for interest	$–	$3	$13
Cash paid for federal and state income taxes	$2,490	$3,769	$1,673

See accompanying notes

1. Description of Business

Vascular Solutions, Inc. (the Company) is a medical device company focused on bringing clinically advanced solutions to interventional cardiologists and interventional radiologists.  In order to provide a detailed product-specific revenue analysis, in the first quarter of 2015 the Company began reporting net revenue of the top product lines.   The top product lines in 2015 were as follows:

1.	GuideLiner® catheter, used to access discrete regions of the coronary anatomy.
2.	Pronto® extraction catheters, used in treating acute myocardial infarction.
3.	Vein catheter reprocessing service for the ClosureFAST® radiofrequency vein ablation catheter.
4.	Micro-introducer kits, used to gain percutaneous access to the vasculature to perform minimally invasive procedures.
5.	Hemostatic patches, consisting principally of blood clotting products, such as the D-Stat® Dry hemostat, a topical thrombin-based pad with a bandage used to control surface bleeding.
6.	Radial access products, includes products such as the Accumed™ wrist positioning splints and Vasc Band™ inflatable compression bands.
7.	Langston® catheters, used for the measurement of intravascular pressure gradients, primarily to diagnose aortic valve stenosis.
8.	D-Stat® Flowable hemostat, a thick yet flowable thrombin-based mixture for preventing bleeding in subcutaneous pockets.

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

Segment Reporting

The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer.  A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments.  The Company’s segments have similar economic characteristics and are similar in the nature of the products sold, type of customers, methods used to distribute the Company’s products and regulatory environment.  Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

2. Summary of Significant Accounting Policies (Continued)

The following tables set forth, for the periods indicated, net revenue by product line along with the percentage change from the previous period for each of the Company’s top products by net revenue:

		Year ended December 31,
		2015		2014		2013
Product	Primary Market	Net Revenue	Percent Change	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner catheters	Interventional cardiology	$45,409	43%	$31,836	53%	$20,782
Pronto catheters	Interventional cardiology	14,970	(17%)	17,998	(11%)	20,272
Vein catheter reprocessing	Phlebology	12,602	23%	10,207	24%	8,204
Micro-introducer kits	Interventional radiology	12,337	18%	10,416	17%	8,894
Hemostatic patches	Interventional cardiology	11,998	(3%)	12,416	(5%)	13,068
Radial access products	Interventional cardiology	7,436	27%	5,839	34%	4,347
Langston catheters	Interventional cardiology	6,590	8%	6,109	6%	5,781
D-Stat Flowable hemostat	Electrophysiology	5,322	(3%)	5,462	(4%)	5,697

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

Comprehensive Earnings

The components of comprehensive earnings are net earnings and the effects of foreign currency translation adjustments.  The accumulated other comprehensive earnings for the foreign currency translation adjustment at December 31, 2015 and 2014 was ($1,186,000) and ($725,000), respectively.

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

Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable over 60 days past due are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At December 31, 2015 and 2014, the allowance for doubtful accounts was $285,000 and $220,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet.  At December 31, 2015 and 2014, the sales and return allowance was $75,000 and $80,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $360,000 and $300,000 at December 31, 2015 and 2014, respectively.

Inventories

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.   Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following at December 31:

	2015	2014
	(in thousands)
Raw materials	$10,760	$8,251
Work-in-process	1,789	1,139
Finished goods	9,556	6,518
	$22,105	$15,908
Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

Manufacturing equipment	1 to 10 years
Office and computer equipment	1 to 5 years
Furniture and fixtures	3 to 8 years
Leasehold improvements	Shorter of useful life or remaining term of the lease
Research and development equipment	2 to 7 years
Building improvements	1 to 30 years
Building	30 years

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

In all international markets, the Company sells its products to international distributors which subsequently resell the products to hospitals and clinics.  The Company has agreements with each of its distributors that provide that title and risk of loss pass to the distributor upon shipment of the products to the distributor. The Company warrants that its products are free from manufacturing defects at the time of shipment to the distributor.  Revenue is recognized upon shipment of products to distributors following the receipt and acceptance of a distributor’s purchase order and is reported on a gross basis.  Allowances are provided for estimated returns and costs at the time of shipment.  Sales and use taxes are reported on a net basis, excluding them from revenue.

The Company’s revenues from license agreements and research collaborations are recognized when earned (see Note 13).  In accordance with ASC 605, for revenues which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC 605.

The Company currently has a license agreement with King Pharmaceuticals, Inc. (King), now a subsidiary of Pfizer, Inc., under which the Company licensed the exclusive rights of Thrombi-Pad™, Thrombi-Gel® and Thrombi-Paste ™ products to King in exchange for a license fee.  The Company is amortizing the license fees on a straight-line basis over the projected 10 year economic life of the products.  The Company determines the economic life of the products under its license agreements by evaluating similar products the Company has launched or other similar products in the medical industry.  In addition, the Company had a five-year license agreement with Nicolai, GmbH in which the Company was amortizing the license fee on a straight-line basis over the five-year life of the agreement.  This agreement was fully amortized during 2013.

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

Warranty Costs

Certain of the Company’s products are covered by warranties against defects in material and workmanship for periods of up to 24 months.  The Company records a liability for warranty claims at the time of sale.  The amount of the liability is based on the amount the Company is charged from its original equipment manufacturer to cover the warranty period.  The original equipment manufacturers include a one year warranty with each product sold to the Company.  The Company records a liability for the uncovered warranty period offered to a customer, provided the warranty period offered exceeds the initial one year warranty period covered by the original equipment manufacturers.  Each of the Company’s manufacturer’s warranties covers the first year of service and as a result the Company’s exposure to uncovered warranty periods was minimal at December 31, 2015.

Warranty provisions and claims for the years ended December 31, 2015, 2014 and 2013, were as follows:

	2015	2014	2013
	(in thousands)
Beginning balance	$19	$23	$29
Warranty provisions	75	63	69
Warranty claims	(76)	(67)	(75)
Ending balance	$18	$19	$23

Advertising Costs

The Company follows the policy of charging production costs of advertising to expense as incurred.  Advertising expense was $129,000, $127,000 and $119,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-Based Compensation

The Company has various types of stock-based compensation plans.  These plans are administered by the Compensation Committee of the Board of Directors, which selects persons to receive awards and determines the number of shares subject to each award and the terms, conditions, performance measures and other provisions of the award.  Refer to Notes 7 and 8 for additional information related to these stock-based compensation plans.

2. Summary of Significant Accounting Policies (Continued)

The following amounts have been recognized as stock-based compensation expense in the Consolidated Statements of Operations:

	2015	2014	2013
	(in thousands)
Stock-based compensation included in:
Cost of goods sold	$355	$282	$196
Research and development	551	493	373
Clinical and regulatory	399	363	322
Sales and marketing	830	901	858
General and administrative	1,991	1,843	1,594
	$4,126	$3,882	$3,343

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	2015	2014	2013
Employee Stock Purchase Plan:
Expected life (years)	2.0	2.0	2.0
Expected volatility	35%	27%	29%
Dividend yield	0%	0%	0%
Risk-free interest rate	0.64%	0.44%	0.32%

Restricted stock awards fair value is calculated as the market price on the date of grant for the years ended December 31, 2015, 2014 and 2013 and the fair value is amortized on a straight-line basis over the requisite service period of four or nine years for employee awards and one year for board of director awards.  The weighted average fair value of restricted stock awards granted during 2015, 2014 and 2013 was $28.38, $24.24, and $16.31, respectively.

There were no stock option grants during 2015, 2014 and 2013.

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

Income Taxes

Income taxes are accounted for under the liability method.  Deferred income taxes are provided for temporary differences between the financial reporting and the tax bases of assets and liabilities.  Deferred tax assets are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.  If the Company determines in the future that it is more likely than not that the Company will realize all or a portion of the deferred tax assets, the Company will adjust the valuation allowance in the period the determination is made (see Note 6).

2. Summary of Significant Accounting Policies (Continued)

When tax returns are filed, it is highly likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company has recorded ASC 740, Income Taxes, reserves of $379,000 and $1,262,000 at December 31, 2015 and 2014.  The decrease of $883,000 in the ASC 740 reserve for uncertain tax positions was due to a reduction in the reserve recorded following completion of IRS exams of tax years 2013 and 2014.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  At December 31, 2015, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the consolidated statements of earnings.

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

The number of shares used in earnings per share computations is as follows for the years ended December 31:

	2015	2014	2013
Weighted average common shares outstanding— basic	17,103,613	16,891,643	16,412,322
Effect of dilutive securities	944,048	818,919	612,768
Weighted average common shares outstanding— diluted	18,047,661	17,710,562	17,025,090

The above table related to the weighted average common shares outstanding basic, excludes unvested restricted stock awards of 215,114, 264,298 and 317,072 for the years ended December 31, 2015, 2014 and 2013, respectively.

The effect of dilutive securities in the above table excludes no options for which the exercise price was higher than the average market price for the three years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill and Other Intangible Assets

Goodwill is reviewed for impairment annually on December 31st or more frequently if changes in circumstances or the occurrence of events suggest impairment exists using a two-step process.  In step 0, the Company can elect to perform an optional quantitative analysis and based on the results, skip the remaining two steps.  Consistent with prior years, in the current year the Company chose to skip step 0 and perform a quantitative analysis in step 1.  In step 1, the fair value of each reporting unit is compared to its carrying value, including goodwill.  If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.  If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss.  In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit.  If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference.  The Company has concluded that no impairment of goodwill existed as of December 31, 2015.

2. Summary of Significant Accounting Policies (Continued)

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

Leases and Deferred Rent

On March 2, 2015, the Company closed on the purchase of a manufacturing and office building containing approximately 26,000 square feet located adjacent to the Company’s primary manufacturing facility.

On December 1, 2014, the Company closed on the purchase of its primary manufacturing facility containing 79,000 square-feet.  This building was leased by the Company prior to the purchase.

On November 30, 2012, the Company closed on the purchase of an office building located next to its primary manufacturing facility.  The Company occupies approximately 50,000 square feet of the building and leases the remaining 26,000 square feet of the building to third-party tenants.

During the years ended December 31, 2015 and 2014, the Company leased additional warehouse and manufacturing space.  Leases are accounted for under the provisions of ASC 840, Leases, which requires that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  As of both December 31, 2015 and 2014, all of the Company’s leases were accounted for as operating leases.  For leases that contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease and records the difference between the rents paid and the straight-line rent as a deferred rent.  For any lease incentives the Company receives for items such as leasehold improvements, the Company records a deferred credit for the amount of the lease incentive and amortizes it over the lease term, which may or may not equal the amortization period of the leasehold improvements in accordance with ASC 840-20.

Recently Issued Accounting Pronouncements

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

2. Summary of Significant Accounting Policies (Continued)

The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018.  The Company does not expect adoption will have a material impact on the consolidated financial statements.

In November 2015 the FASB issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet.  The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Board decided to allow all entities to early adopt the ASU for financial statements that had not been issued.  Therefore, the Company has adopted this ASU at December 31, 2015, and has reclassified all prior periods to be consistent with the requirements outlined in the ASU.  The impact of the prior period reclassification was a $3,681,000 reduction of current assets and working capital at December 31, 2014.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on its consolidated financial statements.

Reclassification

Certain prior period disclosures have been reclassified to conform to current year presentation. These reclassifications are considered immaterial.

3. Goodwill and Other Intangible Assets

The Company acquired trademark/tradename, developed technology and customer relationships most recently from the following companies:

•	Accumed Systems, Inc. (Accumed) in June 2012,
•	St. Jude Medical in August 2012, and
•	Shepherd Scientific, Inc. (Shepherd Scientific) in December 2012

The Company is amortizing these intangibles over their useful lives of 9 to 11 years.  The goodwill acquired in the same transactions will not be amortized.  In January 2012, the Company acquired the rights, patents and intellectual property relating to a two-lumen catheter for distal protection and material extraction used in the Company’s Pronto catheters.  In September 2013, the Company entered into a services agreement with Northeast Scientific, Inc. to obtain FDA approval for reprocessing another medical device (see Note 14).  Amortization expense was $1,615,000, $1,642,000 and $1,572,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

3. Goodwill and Other Intangible Assets (Continued)

Balances of acquired intangible assets as of December 31, 2015 were as follows:

	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Amortizing intangibles:
Purchased and developed technology	$8,140	$3,996	$4,144
Purchased licenses	5,050	2,020	3,030
Trademark / tradename	2,210	960	1,250
Customer relationships	640	276	364
Foreign currency translation adjustments	(352)	(9)	(343)
	$15,688	$7,243	$8,445

Balances of acquired intangible assets as of December 31, 2014 were as follows:

	Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Amortizing intangibles:
Purchased and developed technology	$8,140	$3,216	$4,924
Purchased licenses	5,050	1,515	3,535
Trademark / tradename	2,210	806	1,404
Customer relationships	640	204	436
Foreign currency translation adjustments	(190)	(55)	(135)
	$15,850	$5,686	$10,164

Based on the intangibles assets as of December 31, 2015, future amortization expense will be as follows:

(in thousands)
2016	$1,817
2017	1,644
2018	1,644
2019	1,352
2020	1,059
Thereafter	929
$8,445

The following table provides a summary of additions and disposals of goodwill for each reporting period:

( in thousands)
Balance at December 31, 2013	$10,532
Foreign currency translation adjustments	(273)
Balance at December 31, 2014	$10,259
Foreign currency translation adjustments	(214)
Balance at December 31, 2015	$10,045

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2015	2014
Plant and equipment:	(in thousands)
Manufacturing equipment	$16,555	$13,198
Buildings	10,715	9,930
Office and computer equipment	4,576	3,647
Research and development equipment	4,532	3,404
Building improvements	4,353	790
Leasehold improvements	2,585	2,526
Construction-in-process	2,051	2,212
Furniture and fixtures	1,665	1,146
	47,032	36,853
Less accumulated depreciation and amortization	(19,688)	(16,389)
Net plant and equipment	27,344	20,464
Land	7,164	5,201
Net property, plant and equipment	$34,508	$25,665

5. Leases

The Company leases two buildings in Minnesota totaling approximately 58,000 square-feet under operating leases.  One lease in Minnesota, for 26,000 square-feet, expires in December 2016 and the Company does not intend to renew it.  The second lease in Minnesota, for 32,000 square-feet, continues to remain in effect through October 2020.  The Company also leases one building in Ireland, totaling approximately 5,000 square feet, which continues to remain in effect until July 2020.  Rent expense related to the operating leases was approximately $270,000, $1,010,000 and $1,350,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Future minimum lease commitments under the operating leases as of December 31, 2015 are as follows:

(in thousands)
2016	$486
2017	214
2018	218
2019	222
2020	171
$1,311

6. Income Taxes

At December 31, 2015, the Company had recorded the following components of deferred taxes with a finite life:

	2015	Expiration Date
	(in thousands)
Federal and Minnesota research and development tax credit carryforwards	$1,750	Beginning in 2016

The Company has recorded an allowance of approximately $1,092,000 relating to those research and development tax credit carryforwards expected to expire prior to utilization.

6. Income Taxes (Continued)

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the year ended December 31, 2015, the Company recorded tax expense of $3,177,000 on earnings before tax of $13,641,000 resulting in an effective income tax rate of 23%.  For the year ended December 31, 2015, income before taxes relating to U.S. operations was $13,185,000, while income from foreign operations was $456,000.  For the year ended December 31, 2014, the Company recorded tax expense of $7,178,000 on earnings before tax of $19,912,000 resulting in an effective income tax rate of 36%.  For the year ended December 31, 2014, income before taxes relating to U.S. operations was $19,488,000, while income from foreign operations was $424,000.  For the year ended December 31, 2013, the Company recorded tax expense of $4,941,000 on earnings before tax of $16,083,000 resulting in an effective income tax rate of 31%.  For the year ended December 31, 2013, income before taxes relating to U.S. operations was $16,080,000, while income before taxes from foreign operations was $3,000.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  U.S. Federal and state tax years that remain open to examination at December 31, 2015 are 2013 through 2015.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(in thousands)
Balance at December 31, 2013	$1,268
Increases as a result of tax positions taken during a prior period	87
Increases as a result of tax positions taken during the current period	97
Reductions as a result of lapse of the applicable statute of limitations	(32)
Decreases as a result of state credits expected to expire unutilized	(158)
Balance at December 31, 2014	$1,262
Increases as a result of tax positions taken during a prior period	-
Increases as a result of tax positions taken during the current period	277
Reductions as a result of lapse of the applicable statute of limitations	(17)
Reductions as a result of completing federal and state tax examinations	(959)
Decreases as a result of state credits expected to expire unutilized	(184)
Balance at December 31, 2015	$379

A significant portion of the total of $379,000 relates to unrecognized tax benefits related to research and development credit carryforwards.  Therefore, $72,000 has been reflected as a reduction of the related research and development credit carryforward deferred tax asset.

6. Income Taxes (Continued)

The components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows:
	2015	2014
	(in thousands)
Deferred tax assets:
Stock-based compensation	$2,454	$2,322
Accrued compensation	1,554	636
Research and development (R&D) credit carryforwards	1,750	2,681
Federal and state AMT credits	991	993
Depreciation and amortization	759	158
Net operating loss carryforwards	512	471
Inventory reserve	267	522
Deferred revenue	75	154
Foreign operations net operating loss carryforwards and timing differences	46	53
Other	169	104
Gross deferred tax assets	8,577	8,094
Deferred tax liability relating to depreciation and amortization	(2,340)	(803)
Net deferred taxes assets before reserve for uncertain tax positions and valuation allowances	6,237	7,291
Reserve for uncertain tax positions	(72)	(346)
Less valuation allowances	(1,440)	(1,173)
Net deferred tax assets	$4,725	$5,772

	2015	2014
Deferred taxes recorded on the balance sheet:
Deferred tax assets – U.S.	$4,797	$5,814
Deferred tax liabilities – Foreign	72	42

Net deferred tax assets	$4,725	$5,772

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable earnings.  At December 31, 2015 and 2014, the valuation allowance was $1,440,000 and $1,173,000, respectively.  The increase (decrease) in the valuation allowance was $267,000, $1,029,000, and ($1,290,000) for the years ended December 31, 2015, 2014 and 2013, respectively.  For the year ended December 31, 2014, based upon the Company’s assessment of all available evidence, including estimates of future profitability, the Company’s overall prospects of future business and the apportionment of the Company’s income to the State of Minnesota based on current apportionment methods, the Company determined that it is more likely than not that the Company will not be able to realize all remaining deferred tax assets relating to the Minnesota research and development credits and the Minnesota net operating loss carryforwards prior to their expirations.  As a result, the Company recorded additional income tax expense of $867,000 during the third quarter ended September 30, 2014 as a discrete adjustment to the valuation allowance for its deferred tax assets.  The Company continues to assess the potential realization of deferred tax assets on a quarterly basis.  If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to increase or decrease the valuation allowance against the gross deferred tax assets.  The Company does not anticipate the total unrecognized tax benefits will change significantly prior to December 31, 2016.  The Company will adjust earnings for the deferred tax in the period in which the determination is made.

6. Income Taxes (Continued)

For the years ended December 31, 2015, 2014 and 2013, the Company recorded stock option and employee stock purchase plan tax benefits against “additional paid-in capital” and reduced taxes payable by a corresponding amount of $942,000, $1,823,000 and $2,084,000, respectively.

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2015	2014	2013
U.S. tax at federal statutory rate	35.0%	35.0%	34.0%
State income taxes, net of federal benefit	2.1	2.8	4.4
Permanent differences	–	(1.3)	(0.8)
Change in valuation reserve	1.9	4.0	0.2
R&D credits generated	(7.2)	(2.4)	(4.2)
Reserve for uncertain tax positions	0.5	(1.8)	0.9
Foreign operations tax rate difference	(0.9)	(0.8)	(0.5)
Release of R&D credit reserves following federal examinations	(7.0)	–	–
Disallowed federal R&D credits	–	–	(1.9)
Marginal rate versus effective rate differential	(0.7)	–	–
Other adjustments	(0.4)	0.5	(1.0)
Effective income tax rate	23.3%	36.0%	31.1%

	2015	2014	2013
Current taxes	19.3%	29.6%	26.8%
Deferred taxes	7.7	9.9	6.6
Benefit from foreign operation tax rates	(0.9)	(0.8)	(0.5)
Benefit from domestic manufacturers deduction	(2.8)	(2.7)	(1.8)
Effective income tax rate	23.3%	36.0%	31.1%

7. Stock Options and Restricted Shares

Stock Option and Stock Award Plan

The Company has a stock option and stock award plan (the Stock Option Plan) that provides for the granting of stock options, restricted shares and stock appreciation rights to employees, directors, and consultants.  Incentive stock options may be granted only to employees of the Company.  Options that do not qualify as incentive stock options and awards of restricted shares may be granted to both employees and to non-employee directors and consultants.  As of December 31, 2015, the Company had reserved 5,500,000 shares of common stock under the Stock Option Plan.  Under the Stock Option Plan, stock options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date.  Vesting requirements of all awards under this plan are time based and vary by individual grant.  The options expire on the date determined by the Board of Directors, but may not extend more than 10 years from the grant date.  The incentive stock options generally become exercisable over a four-year period and the nonqualified stock options generally become exercisable over a one-year period.  Vested and unexercised options are canceled three-months after termination, and unvested awards are canceled on the date of termination of employment and become available under the Stock Option Plan for future grants.

Prior to 2013, the Company granted annual stock options to its directors under the Stock Option Plan.  The ten-year options issued to the Company’s directors vested over a one-year period based on the continuation of service as a director of the Company.  The Company used a 0% forfeiture rate for all director options granted.

7. Stock Options and Restricted Shares (Continued)

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

Option activity is summarized as follows:

	Shares Available for Grant (less restricted	Plan Options	Exercise	Weighted Average Exercise	Aggregate Intrinsic
	shares issued)	Outstanding	Price	Price	Value

Balance at December 31, 2012	1,927,000	1,143,000	$0.78–$15.03	$10.38
Shares reserved	500,000	–	–	–
Granted	–	–	–	–
Exercised	–	(354,000)	0.78– 11.72	7.86
Forfeited	–	–	–	–
Expired	1,000	(1,000)	0.84– 5.74	5.38
Balance at December 31, 2013	2,428,000	788,000	$6.36–$15.03	$11.52
Shares reserved	–	–	–	–
Granted	–	–	–	–
Exercised	–	(102,000)	6.74– 10.89	9.52
Forfeited	–	–	–	–
Expired	4,000	(4,000)	6.74– 10.10	8.61
Balance at December 31, 2014	2,432,000	682,000	$6.36–$15.03	$11.84
Shares reserved	–	–	–	–
Granted	–	–	–	–
Exercised	–	(52,000)	6.36– 9.88	8.04
Forfeited	–	–	–	–
Expired	7,000	(7,000)	8.90– 10.28	9.45
Balance at December 31, 2015	2,439,000	623,000	$6.36–$15.03	$12.18	$ 13,823,000
Exercisable at December 31, 2015		443,000		$11.22	$ 10,248,000

The shares available for grant number disclosed in the table above includes 1,698,000 common shares that have been issued in the form of restricted shares.  The restricted shares issued reduce the number of common shares available for the grant of future stock awards, which is limited to 741,000 common shares.

The weighted average remaining contractual term of options exercisable at December 31, 2015, was 5.4 years. The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013, was $1,249,000, $1,595,000 and $3,057,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding as of December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of December 31, 2015	Weighted Average Exercise Price

$6.36–$ 9.58	53,000	2.1	$7.40	53,000	$7.40
9.59– 10.98	40,000	4.3	9.95	40,000	9.95
10.99– 11.72	170,000	5.9	11.33	170,000	11.33
11.73– 12.03	90,000	6.1	12.03	90,000	12.03
12.04– 13.03	90,000	6.1	13.03	90,000	13.03
13.04– 15.03	180,000	6.1	14.53	–	–
	623,000	5.6	$12.18	443,000	$11.22

7. Stock Options and Restricted Shares (Continued)

As of December 31, 2015, there was $445,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over a weighted average period of 0.6 years.

The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares.  These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted share awards until they fully vest.  During 2015, 2014 and 2013, the Company granted restricted shares to directors and employees under the Stock Option Plan.  The restricted shares granted to employees of the Company vest over a four-year or nine-year period based on the continuation of employment.  The restricted shares granted to the Company’s director’s vest over a one-year period based on the continuation of service as a director.

Restricted share activity is summarized as follows:

	Shares Outstanding	Weighted Average Grant Date Fair Value

Balance at December 31, 2012	613,000	$10.39
Granted	199,000	16.31
Vested	(208,000)	9.96
Forfeited	(16,000)	11.22
Balance at December 31, 2013	588,000	$12.52
Granted	175,000	24.24
Vested	(247,000)	11.00
Forfeited	(9,000)	17.23
Balance at December 31, 2014	507,000	$17.24
Granted	134,000	28.38
Vested	(216,000)	14.01
Forfeited	(9,000)	23.41
Balance at December 31, 2015	416,000	$22.37

As of December 31, 2015, there was $2,701,000 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 1.6 years.

The Company estimates the forfeiture rate for restricted stock using 0% for directors, 10% for key employees and 15% for non-key employees.

8. Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the Purchase Plan) under which 2,700,000 shares of common stock have been reserved for issuance.  Eligible employees may contribute 1% to 10% of their compensation to purchase shares of the Company’s common stock at a discount of 15% of the market value at certain plan-defined dates, up to a maximum of 2,000 shares per purchasing period.  The Purchase Plan terminates in April 2020.  In fiscal 2015, 2014 and 2013, 89,200 shares, 103,500 shares, and 124,100 shares, respectively, were issued under the Purchase Plan.  At December 31, 2015, 772,000 shares were available for issuance under the Purchase Plan.

As of December 31, 2015, there was $549,000 of total unrecognized compensation costs related to the Purchase Plan, which is expected to be recognized over a weighted average period of 0.8 years.

9. Employee Retirement Savings Plan

The Company has an employee 401(k) retirement savings plan (the Plan).  The Plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program.  All employees over the age of 21 are eligible to participate in the Plan beginning with the first quarterly open enrollment date following start of employment.  The Plan allows eligible employees to contribute up to 50% of their annual compensation, subject to a maximum limit determined by the Internal Revenue Service, with the Company contributing an amount equal to 25% of the first 10% contributed to the Plan.  The Company recorded an expense of $484,000, $408,000 and $243,000 for contributions to the Plan for the years ended December 31, 2015, 2014, and 2013, respectively.

10. Concentrations of Credit and Other Risks

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

No customer represented more than 10% of total revenue for any year ended December 31, 2015, 2014 or 2013.  No foreign country represents more than 10% of total revenue for any year ended December 31, 2015, 2014 or 2013.

The Company performs credit evaluations of its customers and does not require collateral to extend credit to an account.  No customer represented more than 10% of gross accounts receivable at December 31, 2015 or 2014.  There have been no material losses on customer receivables.

There is no concentration of long-lived assets in foreign countries.

Sales by geographic location are based on the location of the customer.   Product revenue by geographic destination as a percentage of total product revenues were as follows for the years ended December 31:

	2015	2014	2013

Domestic	79%	82%	85%
Foreign	21	18	15

11. Related Party Activity

During the years ended December 31, 2015, 2014 and 2013, the Company sold $311,000, $311,000 and $361,000, respectively, of product to a company of which a board member of the Company is an officer.  As of December 31, 2015 and 2014, the Company had an accounts receivable balance due of $-0- and $35,000, respectively, from this related party.  In addition, the Company purchases product from this related party.  During the years ended December 31, 2015, 2014 and 2013, the Company purchased $21,000, $18,000 and $10,000, respectively, of product from this related party.  As of both December 31, 2015 and 2014, the Company had an accounts payable balance due of $-0- to this related party.

12. Dependence on Key Suppliers

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

13. Commitments and Contingencies (Continued)

On November 13, 2014, a criminal indictment was issued in the United States District Court for the Western District of Texas related to the Vari-Lase Short Kit investigation.  The original indictment alleged that the Company and its Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit.  On December 2, 2015, a superseding indictment was issued that removed the allegations related to introducing adulterated medical devices. The Company believes the remaining allegations are false and intends to contest them vigorously.  Defending the Company against the indictment will entail costs that are expected to be material and will require significant attention from the Company’s management.  If the Company were to be convicted of the crimes alleged in the indictment, remedies could include fines, penalties, forfeitures and compliance conditions.  The Company cannot estimate the amount or range of loss if the Company were to be convicted; however, it would likely be material.  If the Company were to be convicted of a crime related to the delivery of an item or service under Title XVIII of the Social Security Act, or a felony related to health care fraud, it would become automatically excluded by the Department of Health and Human Services (“HHS”) from participation in U.S. government health care programs, including Medicare and Medicaid.  If the Company were to be convicted of a misdemeanor related to health care fraud, it could be immediately excluded by HHS from participation in U.S. government health care programs, including Medicare and Medicaid.  Exclusion from participation in U.S. government health care programs would prevent the Company from continuing to sell its products in the U.S., and thereby would seriously damage the Company’s ability to continue to conduct its business.  Conviction of the Company’s chief executive officer of a crime under statutes related to misbranding and health care fraud could require the termination of his employment with the Company.

From time to time, the Company is involved in additional legal proceedings arising in the normal course of business.  As of the date of this report the Company is not a party to any legal proceeding not described in this Note in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

King Agreements

On January 9, 2007, the Company entered into a License Agreement and a Device Supply Agreement with King (see Note 12).  King was acquired by Pfizer, Inc. on February 28, 2011.  Under the License Agreement, the Company licensed the exclusive rights to the Company’s products Thrombi-Pad, Thrombi-Gel and Thrombi-Paste to King in exchange for a one-time license fee.  Under the Device Supply Agreement, the Company agreed to manufacture the licensed products for sale to King in exchange for an initial payment.  The unamortized license fee was $201,000, $406,000, and $610,000 at December 31, 2015, 2014 and 2013, respectively.  Amortization of the deferred revenue will be $204,000 per year for the remainder of the 10-year license period.  The amortization of license fee was $205,000, $204,000, and $205,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

13. Commitments and Contingencies (Continued)

Nicolai, GmbH Agreement

Effective April 1, 2008, the Company entered into a five-year distribution agreement with Nicolai GmbH.  In connection with this distribution agreement, the Company received 500,000 Euros from Nicolai GmbH, which was deferred and was being recognized ratably over the five-year term of the distribution agreement.  The agreement included provisions requiring the Company to pay Nicolai GmbH specific amounts if the Company terminated the distribution agreement prior to the end of the five-year term.  The Company did not terminate the distribution agreement prior to the termination date.  The unamortized license fee was $-0- at December 31, 2015, 2014 and 2013, respectively.  The amortization of license fee was $-0-, $-0-, and $36,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Stock Repurchase Plan

On November 14, 2014, the Company’s Board of Directors approved a Common Stock Repurchase Plan (the “Repurchase Plan”), which provides the option to repurchase shares of the Company’s common stock with a maximum purchase price of $20,000,000 on the open market at market prices through September 30, 2016.  During the years ended December 31, 2015 and December 31, 2014, the Company repurchased a total of -0- common shares and 33,401 common shares at an average price of $24.52 under the plan, respectively.

14. Asset Acquisition

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

The Company has accounted for the transaction as a non-business asset acquisition in the third quarter of 2013.  In accordance with ASC 805, the purchase price of $900,000 was assigned to an intangible and no goodwill was recognized.  The Company recorded a $400,000 accrual in the third quarter of 2013 in addition to the $500,000 payment, and since FDA approval has not occurred, $400,000 remains in accruals at both December 31, 2015 and 2014.  The Company will begin amortizing the intangible asset on a per unit basis over the remaining term of the agreement once the Company begins to send units to NES to be reprocessed following FDA approval.

15. Quarterly Financial Data (unaudited, in thousands, except per share data)

2015	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenue:
Product	$37,950	$36,827	$37,398	$34,441
License, royalty & collaboration	135	127	152	170
Total net revenue	38,085	36,954	37,550	34,611

Selected costs and expenses:
Costs of goods sold	12,814	12,133	12,660	11,296

Operating earnings	160	4,368	5,648	3,423

Net earnings	1,557	2,973	3,727	2,207

Basic net earnings per share	$0.09	$0.17	$0.22	$0.13
Diluted net earnings per share	$0.09	$0.16	$0.21	$0.12

2014	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net revenue:
Product	$33,449	$31,766	$30,606	$29,845
License	137	163	71	62
Total net revenue	33,586	31,929	30,677	29,907

Selected costs and expenses:
Costs of goods sold	11,542	10,291	10,283	9,583

Operating earnings	5,312	5,213	5,031	4,371

Net earnings	4,160	2,570	3,205	2,799

Basic net earnings per share	$0.24	$0.15	$0.19	$0.17
Diluted net earnings per share	$0.23	$0.15	$0.18	$0.16

16. Subsequent Events

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

Vascular Solutions, Inc.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Less Deductions	Balance at End of Year

	(in thousands)
YEAR ENDED DECEMBER 31, 2015:
Sales return allowance	$80	$35	$(40)	$75
Allowance for doubtful accounts	220	285	(220)	285
Tax valuation allowance	1,173	284	(17)	1,440
Total	$1,473	$604	$(277)	$1,800

YEAR ENDED DECEMBER 31, 2014:
Sales return allowance	$50	$65	$(35)	$80
Allowance for doubtful accounts	150	185	(115)	220
Tax valuation allowance	144	1,061	(32)	1,173
Total	$344	$1,311	$(182)	$1,473

YEAR ENDED DECEMBER 31, 2013:
Sales return allowance	$55	$20	$(25)	$50
Allowance for doubtful accounts	130	90	(70)	150
Tax valuation allowance	1,434	53	(1,343)	144
Total	$1,619	$163	$(1,438)	$344