Form 10-Q
period 2016-03-31
VASCULAR SOLUTIONS INC
filed 2016-04-25
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

The registrant had 17,371,153 shares of common stock, $.01 par value per share, outstanding as of April 21, 2016.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

	March 31, 2016	December 31, 2015
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$30,958	$41,491
Accounts receivable, net of reserves of $315 and $360 in 2016 and 2015, respectively	21,485	19,121
Inventories	22,629	22,105
Prepaid expenses and other	4,848	4,361
Total current assets	79,920	87,078

Property, plant and equipment, net	36,254	34,508
Goodwill	10,089	10,045
Intangible assets, net	8,060	8,445
Deferred tax assets, net of liabilities	5,434	4,797
Total assets	$139,757	$144,873

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,550	$5,830
Accrued compensation	6,031	6,702
Accrued expenses	2,765	4,125
Total current liabilities	13,346	16,657

Long-term deferred tax liabilities	74	72
Total long-term liabilities	74	72

Shareholders’ equity:
Common stock, $0.01 per share par value:Authorized shares – 40,000,000 Issued and outstanding shares – 17,371,153 – 2016; 17,386,853 – 2015	174	174
Additional paid-in capital	100,511	102,123
Other	(1,126)	(1,186)
Accumulated earnings	26,778	27,033
Total shareholders’ equity	126,337	128,144
Total liabilities and shareholders’ equity	$139,757	$144,873

See accompanying notes.

Note:  The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings (Loss)
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31,
	2016	2015
	(unaudited)

Net revenue:
Product revenue	$39,242	$34,441
License, royalty and collaboration revenue	136	170
Total revenue	39,378	34,611

Product costs and operating expenses:
Cost of goods sold	13,571	11,296
Collaboration expenses	27	54
Research and development	5,026	4,067
Clinical and regulatory	1,997	1,481
Sales and marketing	9,599	8,732
General and administrative	9,644	4,777
Medical device excise taxes	–	376
Amortization of purchased technology and intangibles	404	405
Total product costs and operating expenses	40,268	31,188

Operating earnings (loss)	(890)	3,423

Other earnings	16	28

Earnings (loss) before income taxes	(874)	3,451

Income tax benefit (expense)	619	(1,244)
Net earnings (loss)	$(255)	$2,207

Net earnings (loss) per share – basic	$(0.01)	$0.13
Net earnings (loss) per share – diluted	$(0.01)	$0.12

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings (Loss)
(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)

Net earnings (loss)	$(255)	$2,207

Other comprehensive earnings (loss), net of tax of $0:Foreign currency translation adjustments	60	(712)

Comprehensive earnings (loss)	$(195)	$1,495

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Operating activities
Net earnings (loss)	$(255)	$2,207
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	1,186	1,048
Amortization	404	405
Stock-based compensation	1,653	1,511
Deferred taxes, net	(637)	638
Tax benefit from stock-based awards	–	(248)
Change in accounts receivable allowance	(45)	55
Changes in operating assets and liabilities:
Accounts receivable	(2,311)	(1,102)
Inventories	(524)	(2,089)
Prepaid expenses and other	(484)	128
Accounts payable	(1,286)	1,482
Accrued expenses	(2,036)	865
Net cash provided by (used in) operating activities	(4,335)	4,900

Investing activities
Purchase of property and equipment	(2,914)	(2,661)
Purchase of building and land	–	(2,748)
Net cash used in investing activities	(2,914)	(5,409)

Financing activities
Repurchase of common shares	(3,344)	(1,951)
Tax benefit from stock-based awards	–	248
Proceeds from the exercise of stock options	79	162
Net cash used in financing activities	(3,265)	(1,541)
Decrease in cash and cash equivalents	(10,514)	(2,050)
Effect of exchange rate changes on cash and cash equivalents	(19)	(244)
Cash and cash equivalents at beginning of period	41,491	36,461
Cash and cash equivalents at end of period	$30,958	$34,167

Supplemental disclosure of cash flow
Cash paid for taxes	$94	$256

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements of Vascular Solutions, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included.  The consolidated financial statements should be read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.  Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods.

(2)	Net Earnings (Loss) per Share

In accordance with Accounting Standards Codification (ASC) Topic 260, Earnings Per Share, basic net loss per share for the three months ended March 31, 2016 and basic net earnings per share for the three months ended March 31, 2015 are computed by dividing net earnings (loss) by the weighted average common shares outstanding during the periods presented.  For the three months ended March 31, 2016, diluted loss per common share is the same as basic loss per common share because the effect of outstanding restricted stock, options and warrants is antidilutive.  For the three months ended March 31, 2015, diluted net earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options and restricted stock awards that were outstanding during the period.

Weighted average common shares outstanding for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Weighted average shares outstanding – basic	17,105,000	16,939,000
Weighted average shares outstanding – diluted	17,105,000	17,940,000

(3)	Revenue Recognition

In the United States, the Company sells its products and services directly to hospitals and clinics.  Revenue is recognized in accordance with generally accepted accounting principles as outlined in ASC Topic 605-10-S99, Revenue Recognition, which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) the price is fixed or determinable; (iii) collectability is reasonably assured; and (iv) product delivery has occurred or services have been rendered.  The Company recognizes revenue as products are shipped and title passes to customers based on FOB shipping point terms.  The Company negotiates credit terms on a customer-by-customer basis and products are shipped at an agreed-upon price.

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

The Company’s revenues from license agreements and research collaborations are recognized when earned.  In accordance with ASC Topic 605, for revenues which contain multiple deliverables, the Company separates the deliverables into separate accounting units if they meet the following criteria: (i) the delivered items have a stand-alone value to the customer; (ii) the fair value of any undelivered items can be reliably determined; and (iii) if the arrangement includes a general right of return, delivery of the undelivered items is probable and substantially controlled by the seller.  Deliverables that do not meet these criteria are combined with one or more other deliverables into one accounting unit.  Revenue from each accounting unit is recognized based on the applicable accounting literature, primarily ASC Topic 605.

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

Starting in January 2012, the Company began to generate revenue from selling a reprocessing service for ClosureFAST® radiofrequency catheters.  In accordance with ASC Topic 605-45, the Company recognizes this revenue gross, with the amount paid to the supplier of the reprocessing service reflected as cost of goods sold.

In addition, the Company has reviewed the provisions of ASC Topic 808, Collaborative Arrangements, and the adoption of this ASC has had no impact on the amounts recorded under these agreements.

In accordance with ASC Topic 605-45-45, the Company includes shipping and handling revenues in net revenue, and shipping and handling costs in cost of goods sold.

(4)	Inventories

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Raw materials	$11,430	$10,760
Work-in-process	2,494	1,789
Finished goods	8,705	9,556
	$22,629	$22,105

(5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets for the three months ended March 31, 2016 are as follows:

	Goodwill	Acquired Intangibles
	(dollars in thousands)
Balance at December 31, 2015	$10,045	$8,445
Amortization	–	(404)
Foreign currency translation adjustments	44	19
Balance at March 31, 2016	$10,089	$8,060

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable over 30 days past due are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At March 31, 2016 and December 31, 2015, the allowance for doubtful accounts was $235,000 and $285,000, respectively.

All product returns must be pre-approved and, if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns, which is included with the allowance for doubtful accounts on its balance sheet.  At March 31, 2016 and December 31, 2015, the sales and return allowance was $80,000 and $75,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $315,000 and $360,000 at March 31, 2016 and December 31, 2015, respectively.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral to extend credit to an account.  No customer represented more than 10% of gross accounts receivable at March 31, 2016 or December 31, 2015.  There have been no material losses on customer receivables.

Sales by geographic location are based on the location of the customer.  Product revenue by geographic destination as a percentage of total product revenues for the three months ended March 31, 2016 and 2015 was 80% and 78% in the United States and 20% and 22% in international markets, respectively.  No single customer represented greater than 10% of the total net revenue for the three months ended March 31, 2016 or 2015.

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

From time to time, the Company is involved in legal proceedings arising in the normal course of business.  As of the date of this report, the Company is not a party to any legal proceeding in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the three months ended March 31, 2016, the Company recorded an income tax benefit of $619,000 on a loss before tax of $874,000, resulting in an effective tax benefit rate of 70.8%.  For the three months ended March 31, 2015, the Company recorded a provision for taxes of $1,244,000 on earnings before tax of $3,451,000 resulting in an effective income tax rate of 36%.  The effective tax benefit rate of 70.8% for the three months ended March 31, 2016 is higher than the Company’s effective tax rate of 33.5% due to the first quarter adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  Upon adoption, the Company is required to recognize all excess tax benefits in the statement of earnings.  The Company recognized excess tax benefits of $326,000 in the first quarter.  The effective income tax rate of 36% for the three months ended March 31, 2015 consists of a graduated federal rate slightly higher than 34% and state taxes.

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

The Company applies ASC Topic 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had an unrecognized tax asset of $379,000 as of both March 31, 2016 and December 31, 2015.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  As of March 31, 2016, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of earnings.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  U.S. Federal and state tax years that remain open to examination at March 31, 2016 are 2013 through 2015.

(11)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance creating ASC Topic 606, Revenue from Contracts with Customers.  The new section will replace ASC Topic 605, “Revenue Recognition” and creates modifications to various other revenue accounting standards for specialized transactions and industries.  The new ASC is intended to conform United States revenue accounting principles with concurrently issued International Financial Reporting Standards.  Prior to the guidance, revenue recognition differed between United States practice and those of much of the rest of the world.  The guidance also is intended to enhance disclosures related to disaggregated revenue information.  The updated guidance is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018.  The Company does not expect adoption will have an impact on the consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory, which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method.  Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments.  Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017.  The Company does not expect adoption will have an impact on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet.  The ASU simplifies the current guidance (ASC Topic 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Board decided to allow all entities to early adopt the ASU for financial statements that had not been issued.  Therefore, the Company has adopted this ASU at December 31, 2015, and has reclassified all prior periods to be consistent with the requirements outlined in the ASU.  There was no impact to the balance sheet as presented.

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company is currently assessing the effect that adoption will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will reduce complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Board decided to allow all entities to early adopt the ASU for financial statements that had not been issued.  The Company adopted this ASU at March 31, 2016.  With respect to the Company, adoption is prospective, there was no impact to prior period financial information.

(12)	Products and Services

In order to present a more detailed product-specific revenue analysis, in the first quarter of 2015, the Company began reporting net revenue for each of its top products in each of its primary markets.  The following table sets forth, for the periods indicated, net revenue by product along with the percent change from the previous year’s corresponding period for each of the Company’s top eight products by net revenue:

		Three months ended March 31,
		2016		2015
Product	Primary Market	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner® catheters	Interventional cardiology	$11,658	13%	$10,340
Micro-introducer kits	Interventional radiology	3,569	25%	2,854
Pronto® catheters	Interventional cardiology	3,403	(22%)	4,382
Vein catheter reprocessing	Phlebology	2,989	10%	2,712
Hemostatic patches	Interventional cardiology	2,845	(6%)	3,022
Turnpike® catheters	Interventional cardiology	2,297	1392%	154
Radial access products	Interventional cardiology	2,099	28%	1,638
Langston® catheters	Interventional cardiology	1,882	19%	1,578

The Company sells its products into four primary clinical markets:  interventional cardiology, interventional radiology, electrophysiology, and phlebology (vein treatment).   The following table sets forth, for the periods indicated, net revenue percentage by primary clinical market:

	Three months ended March 31,
	2016	2015
Primary Market	Revenue Percentage	Revenue Percentage

Interventional cardiology	74%	73%
Phlebology	13%	13%
Interventional radiology	9%	10%
Electrophysiology	4%	4%
	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Level Overview

Vascular Solutions, Inc. (we, us or Vascular) is an innovative medical device company focused on bringing clinically advanced solutions to the market for treating coronary and peripheral vascular disease.   As a vertically-integrated medical device company, we generate ideas, create new minimally invasive medical devices, and then deliver these products and related services to physicians who treat vascular disease.

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

Our product portfolio includes a broad spectrum of more than 90 products consisting of over 900 stock keeping units (SKUs) covering a wide array of hemostat devices, extraction catheters, vascular access devices, guide catheters, guidewires, retrieval devices and a reprocessing service for radiofrequency catheters used in the treatment of varicose veins.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations based on product sales into our four clinical target markets.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also in new product development and efforts to obtain additional regulatory approvals.  A significant portion of our net revenue historically has been, and we expect to continue to be, attributable to new and enhanced products and services.  We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products and services.

The interventional medical device industry is characterized by intense competition, rapidly evolving technology, and a high degree of government regulation.  Looking ahead, we expect our business may be impacted by the following trends and opportunities:

•	The future regulatory approval of newly-developed products. Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before it can be sold. The requirements for obtaining product approval have undergone change, and the FDA frequently implements changes to the product approval process. We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•	Successfully integrating acquired and distributed products and services into our existing operations. The acquisition of products, product distribution rights and services complementary to our existing product portfolio and customer call points provides an additional business opportunity, but is dependent on the successful integration of the acquired or distributed products into our existing business structure. Since 2010, we have acquired or licensed more than 10 products and services.

•	Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. Managing intellectual property assets and claims is a significant challenge for our business.

•	Managing greater government regulation and scrutiny. Our products and business activities are subject to rigorous regulation, including by the U.S. FDA, Department of Justice, and numerous other federal, state, and foreign governmental authorities. These authorities have been increasing scrutiny of our industry and enforcement actions related to companies in it. Managing compliance with existing and future regulation of our industry and fulfilling regulatory disclosure requirements is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended March 31,
	2016	2015
Net revenue:
Product revenue	100%	99%
License, royalty and collaboration revenue	-	1%
Total revenue	100%	100%

Product costs and operating expenses:
Cost of goods sold	34%	33%
Collaboration expenses	-	-
Research and development	13%	12%
Clinical and regulatory	5%	4%
Sales and marketing	24%	25%
General and administrative	25%	14%
Medical device excise taxes	-	1%
Amortization of purchased technology and intangibles	1%	1%
Total product costs and operating expenses	102%	90%
Operating earnings (loss)	(2%)	10%
Other earnings	-	-
Earnings (loss) before income taxes	(2%)	10%
Income tax benefit (expense)	1%	(4%)
Net earnings (loss)	(1%)	6%

Three months ended March 31, 2016, compared to three months ended March 31, 2015

Net revenue increased 14% to $39,378,000 for the quarter ended March 31, 2016 from $34,611,000 for the quarter ended March 31, 2015.  The increase in revenue is comprised of the following components:

% Change
Volume of existing products and services sold (including sales of new versions of existing products and services)	14%
Pricing of existing products and services sold	(1%)
Revenue from new products or services, defined as products and services that had no revenue in the first quarter of 2015	1%
14%

Approximately 80% and 78% of our net revenue was earned in the United States and 20% and 22% of our net revenue was earned in international markets for the three months ended March 31, 2016 and March 31, 2015, respectively.

We recognized $136,000 and $170,000 of license, royalty and collaboration revenue during the three months ended March 31, 2016 and 2015, respectively, due to our license and device supply agreements and our royalty agreement with a third party.  Collaboration expense of $27,000 and $54,000 was recognized during the three months ended March 31, 2016 and 2015, respectively, as a result of an agreement we entered into in April 2013 to develop a new hemostatic device for a third party.  License, royalty and collaboration revenue is expected to be approximately $500,000 to $550,000 for the full year 2016.

Gross margin decreased to 65.5% for the quarter ended March 31, 2016, compared to 67.4% for the quarter ended March 31, 2015.  The decrease in gross margin was primarily due to an increase in product sales of lower margin products such as micro-introducer kits and vein catheter reprocessing, combined with inefficiencies incurred in production of recently introduced products during the renovation of our manufacturing facility.  We expect gross margin to be between 66.0% and 67.0% for the full year 2016 as we improve our efficiencies of the new products, subject to variations in our selling mix between United States and international markets and between our lower margin products and our higher margin products such as the D-Stat Dry and GuideLiner.

Research and development expense for the first quarter of 2016 totaled $5,026,000, or 13% of revenue, compared to $4,067,000, or 12% of revenue, for the first quarter of 2015.  Research and development expenses have increased on both a percentage and dollar basis compared to the three months ended March 31, 2015, due to headcount additions during the first half of 2015 and additional testing required to meet increasing regulatory requirements for new products.  We expect research and development expenses to be approximately 12.0% to 13.0% of revenue for the full year 2016.

Clinical and regulatory expense for the first quarter of 2016 totaled $1,997,000, or 5% of revenue, compared to $1,481,000, or 4% of revenue, for the first quarter of 2015.  Clinical and regulatory expenses have increased on both a percentage and dollar basis compared to the three months ended March 31, 2015, due to headcount additions in the second half of 2015 as a result of the increasing regulatory requirements.  We expect clinical and regulatory expenses to be approximately 4.5% to 5.0% for the full year 2016.

Sales and marketing expense for the first quarter of 2016 totaled $9,599,000, or 24% of revenue, compared to $8,732,000, or 25% of revenue, for the first quarter of 2015.  The decrease in sales and marketing expense as a percentage of revenue for the three months ended March 31, 2016, was due to increasing sales in the U.S. with only minor increases in the size of our U.S. field sales organization.  In addition, we have continued to increase sales in international markets through independent distributors.  We expect our sales and marketing expenses as a percentage of revenue to be approximately 22.0% to 23.0% of revenue for the full year 2016.

General and administrative expense for the first quarter of 2016 totaled $9,644,000, or 25% of revenue, compared to $4,777,000, or 14% of revenue, for the first quarter of 2015.  General and administrative expense increased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 as a result of a $4,500,000 increase in legal expenses related to the defense of the criminal indictment issued in the United States District Court for the Western District of Texas against us and our Chief Executive Officer regarding the alleged off-label promotion of the Vari-Lase Short Kit.  Total legal expenses related to the Short Kit litigation were $6,900,000 in the first quarter of 2016.  Upon completion of the criminal trial in San Antonio on February 26, 2016, a unanimous not guilty verdict was returned by the jury on all charges, a decision which is final and not subject to appeal.  As a result of the completion of this matter in first quarter of 2016, we expect legal expenses to return to normal business levels starting in the second quarter.  As a result, we expect general and administrative expense to be approximately 5.5% to 6.5% of revenue in each quarter for the remainder of 2016.

Medical device excise taxes for the first quarter of 2016 totaled $0, compared to $376,000, or 1.1% of revenue, for the first quarter of 2015.  In December 2015, the medical device excise tax was suspended for fiscal years 2016 and 2017.

Amortization of purchased technology and other intangibles was $404,000 and $405,000 for the three months ended March 31, 2016 and 2015, respectively.   The amortization resulted from our product and license acquisitions.  As part of these asset purchases and licensing agreements, we allocated an aggregate of $16,000,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years.  We expect amortization expense to be approximately $400,000 in each quarter for the remainder of 2016.

Income tax benefit was $619,000 for the three months ended March 31, 2016, on a loss before tax of $874,000, resulting in an effective income tax benefit rate of 70.8%.  The effective tax benefit rate for the three months ended March 31, 2016, is higher than our effective tax rate of 33.5% due to the adoption in the first quarter of 2016 of Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  Upon adoption, we recognized first quarter excess tax benefits in our earnings.  Excess tax benefits totaled $326,000 in the first quarter.  We expect our effective income tax rate to be approximately 33.0% to 33.5% of revenue in each quarter for the remainder of 2016, subject to variations as a result of excess tax benefits recognized related to equity compensation.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $30,958,000 at March 31, 2016 compared to $41,491,000 at December 31, 2015, a decrease of $10,533,000.  A small portion of our cash is maintained in operating accounts, with the majority invested in a money market fund invested in high quality, short-term money market instruments denominated in U.S. dollars such as debt instruments guaranteed by the governments of the United States, Western Europe, Australia, Japan and Canada, high quality corporate issuers and bank obligations.  The money market fund’s assets are rated in the highest short-term category by nationally recognized rating agencies, such as Moody’s or Standard & Poor’s.

Cash used in operations.  We used $4,335,000 of cash in operations during the three months ended March 31, 2016.  The primary sources and uses of cash from operations were:

•	$255,000 as a result of our net loss, primarily as the result of legal expenses, and offset by sources of cash from non-cash expenses of: depreciation and amortization expense of $1,590,000; stock-based compensation expense of $1,653,000; and non-cash taxes of $637,000.

•	$6,641,000 as a result of the net change in operating assets and liabilities primarily due to: a decrease of $3,322,000 in accounts payable and accruals as a result of our payments of legal expense accruals relating to the Short Kit litigation incurred in 2015; an increase of $2,356,000 of accounts receivable, primarily due to increase in sales demand and the timing of international receivable collections; an increase of $524,000 of inventory, primarily due to expected increased sales demand; and an increase of $484,000 in prepaid expenses, primarily due to an increase in taxes receivable.

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios.  Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the quarter.  The increase in days sales outstanding for the three months ended March 31, 2016 was primarily due to an increase in our receivables from slower-paying international distributors.  Days inventory on hand is calculated by dividing 365 by the annualized cost of sales for the quarter divided by inventory.  The decrease in days inventory on hand for the three months ended March 31, 2016 was due to sales demand increasing slightly more than our inventory balance and was relatively consistent with the December 31, 2015 days inventory on hand.

	March 31, 2016	December 31, 2015
Days Sales Outstanding	50	46
Days Inventory on Hand	152	157

Cash used in investing activities.  We used $2,914,000 of cash in investing activities for the three months ended March 31, 2016, consisting of capital expenditures related to building renovations, and computer and research and development equipment.  The cash used in investing activities for building improvements is primarily due to ongoing renovation and expansion of our manufacturing facilities.

Cash used in financing activities.  We used $3,265,000 of cash in financing activities for the three months ended March 31, 2016.  The cash usage consisted of:  $1,809,000 of cash used to repurchase 64,199 shares of our common stock as part of our share purchase program; and $1,535,000 of cash used to repurchase 56,814 shares of our common stock to satisfy income tax withholding obligations on restricted stock awards vesting and a stock options exercise, partially offset by the receipt of $79,000 upon the exercise of outstanding stock options.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We believe that our working capital of $66.6 million at March 31, 2016 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations

The following table summarizes our contractual cash commitments as of March 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(dollars in thousands)
Facility operating leases	$1,190	$418	$434	$338	$-
Product license rights	400	400	-	-	-
Total	$1,590	$818	$434	$338	$-

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

The material accounting policies that we believe are most critical to an investor’s understanding of our financial results and condition and which require complex management judgment are discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 under the caption “Critical Accounting Policies.”

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.  We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act.  Forward-looking statements such as these are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements.   We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with adoption of our new products, exposure to governmental enforcement actions, exposure to potential shareholder litigation, exposure to potential patent infringement lawsuits, significant variability in quarterly results, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, information technology risks and those factors set forth under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Annual Report on Form 10-Q.  This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.  We undertake no obligation to, and do not intend to, revise or update publicly any forward-looking statement for any reason.

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

In the United States, we sell our products directly to hospitals and clinics.  In international markets, we sell our products to independent distributors who, in turn, sell to hospitals and clinics.  We sell our products in these countries through independent distributors denominated in United States dollars, with the exception of sales from our subsidiary in Ireland and sales to our distributor in Germany, where sales are denominated in Euros.

We distribute certain products on behalf of certain U.S. and international manufacturers.  With the exception of one item, we pay for all distributed products in United States dollars.

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $71,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros by our subsidiary in Ireland and our German distributor, Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

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

During the fiscal quarter ended March 31, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On November 13, 2014, a criminal indictment was issued in the United States District Court for the Western District of Texas that alleged we and our Chief Executive Officer introduced adulterated and misbranded medical devices into interstate commerce and conspired to introduce adulterated and misbranded medical devices into interstate commerce through the alleged off-label promotion of the Vari-Lase Short Kit.  On December 2, 2015, a superseding indictment was issued that eliminated the allegations related to introducing adulterated medical devices.  A jury trial was conducted during the month of February 2016 in San Antonio, Texas.  On February 26, 2016, the jury returned a unanimous verdict of not guilty on all charges.  The jury’s verdict is final and not subject to appeal.

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

We are subject to rigorous and costly U.S. and foreign laws and governmental regulation, and any governmental enforcement action may materially adversely affect our financial condition and business operations.

The products and business activities of medical device companies are subject to rigorous regulation by the FDA and other federal, state and international governmental authorities under statutes and regulations governing health care fraud.  The U.S. Attorney’s Offices have increased their scrutiny over the medical device industry in recent years.  The U.S. Congress, Department of Justice, Office of Inspector General of the Department of Health and Human Services, and Department of Defense have all issued subpoenas and other requests for information to conduct investigations of, and commenced civil and criminal litigation against, medical device manufacturers, primarily related to financial arrangements with health care providers, regulatory compliance and product promotional practices.  In addition, the U.S. False Claims Act has led to whistleblowers filing numerous qui tam civil lawsuits against medical device companies, in part, because a whistleblower can receive a portion of amounts obtained by the government through such a lawsuit.

Governmental enforcement action or qui tam civil litigation against us may result in material costs and occupy significant management resources, even if we ultimately prevail.  In addition, governmental enforcement action may result in substantial fines, penalties or administrative remedies, including exclusion from government reimbursement programs and entry into corporate integrity agreements with governmental agencies, which would entail significant obligations and costs.

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

Some companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage.  In addition, non-practicing patent assertion entities have accumulated patent rights related to the medical device industry and are asserting them against operating companies to attempt to collect settlements or licensing fees.  Intellectual property litigation has proven to be very complex, and the outcome of such litigation is difficult to predict.  While we do not believe that any of our products or services infringe any existing patent or other intellectual property right, we previously have been involved in substantial intellectual property litigation and expect to continue to become subject to intellectual property claims with respect to our new or existing products or services.

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

The ongoing introduction of new products and services that affect our overall product mix make the prediction of future operating results difficult.  You should not rely on our past revenue growth as any indication of future growth rates or operating results.  The price of our common stock will likely fall in the event that our operating results do not meet the expectations of analysts and investors.  Comparisons of our operating results between quarters are an unreliable indication of our future performance because they are likely to vary significantly based on many factors, including:

•	the level of sales of our products and services in our markets;

•	our ability to introduce new products or services and enhancements in a timely manner;

•	the demand for, and acceptance of, our products and services;

•	the success of our competition and the introduction of alternative products or services;

•	our ability to command favorable pricing for our products and services;

•	the growth of the market for our products and services;

•	the expansion and rate of success of our direct sales force in the United States and our independent distributors internationally;

•	actions relating to ongoing FDA compliance;

•	the effects of intellectual property disputes;

•	the effects of government investigations and enforcement actions;

•	the size and timing of orders from independent distributors or customers;

•	the attraction and retention of key personnel, particularly in sales and marketing, regulatory, manufacturing and research and development;

•	unanticipated delays or an inability to control costs;

•	general economic conditions, as well as those specific to our customers and markets; and

•	seasonal fluctuations in revenue due to the elective nature of some procedures.

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

The existing market for interventional medical devices and services is intensely competitive.  We expect competition to increase further as companies develop new products and services or modify their existing products and services to compete directly with ours.  Each of our products and services encounters competition from several medical device companies, including Medtronic plc., Boston Scientific Corporation, Terumo Corporation, Cook Medical Inc., the Abbott Vascular division of Abbott laboratories, and Asahi Intecc Co., Ltd.  Each of these companies has:

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

Compliance with the regulations of these agencies may delay or prevent us from introducing any new model of our existing products or other new products or services.  Furthermore, we may be subject to sanctions, including temporary or permanent suspension of operations, product recalls, civil lawsuits, criminal indictments and marketing restrictions if we fail to comply with the laws and regulations pertaining to our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 1 – 31, 2016	94,305	$26.81	53,389	$17,640,454
February 1 – 29, 2016	26,708	$27.56	10,810	$17,372,009
March 1 – 31, 2016	-	-	-	$17,372,009
Total	121,013	$27.02	64,199	$17,372,009

(1)  At the election of recipients and pursuant to the terms of their Stock Option and Restricted Stock Awards and the Stock Option and Stock Award Plan, we purchased 40,916 shares of common stock in January 2016 and 15,898 shares of common stock in February 2016 at the fair market value of the common stock on the day of purchase to satisfy income tax withholding obligations for the recipients.

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
10.1
Consulting Agreement, dated March 28, 2016, between Vascular Solutions, Inc. and Charmaine Sutton (incorporated by reference to Exhibit 10.1 of Vascular Solutions’ Form 8-K dated March 28, 2016 (File No. 0-27605)).

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

VASCULAR SOLUTIONS, INC.

Date: April 25, 2016	By:	/ s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)