Form 10-Q
period 2016-06-30
VASCULAR SOLUTIONS INC
filed 2016-07-25
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

The registrant had 17,491,977 shares of common stock, $.01 par value per share, outstanding as of July 21, 2016.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

	June 30, 2016	December 31, 2015
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$35,008	$41,491
Accounts receivable, net of reserves of $345 and $360 in 2016 and 2015, respectively	21,815	19,121
Inventories	24,059	22,105
Prepaid expenses and other	3,940	4,361
Total current assets	84,822	87,078

Property, plant and equipment, net	39,103	34,508
Goodwill	10,062	10,045
Intangible assets and other, net	8,145	8,445
Deferred tax assets, net of liabilities	6,535	4,797
Total assets	$148,667	$144,873

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,203	$5,830
Accrued compensation	5,701	6,702
Accrued expenses	2,579	4,125
Total current liabilities	14,483	16,657

Long-term deferred tax liabilities	74	72
Total long-term liabilities	74	72

Shareholders’ equity:
Common stock, $0.01 per share par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,491,977 – 2016; 17,386,853 – 2015	175	174
Additional paid-in capital	103,118	102,123
Other	(1,363)	(1,186)
Accumulated earnings	32,180	27,033
Total shareholders’ equity	134,110	128,144
Total liabilities and shareholders’ equity	$148,667	$144,873

See accompanying notes.

Note:  The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net revenue:
Product revenue	$41,063	$37,398	$80,305	$71,839
License, royalty and collaboration revenue	124	152	260	322
Total revenue	41,187	37,550	80,565	72,161

Product costs and operating expenses:
Cost of goods sold	14,298	12,660	27,869	23,956
Collaboration expenses	13	46	40	100
Research and development	5,031	4,202	10,058	8,270
Clinical and regulatory	2,153	1,605	4,150	3,086
Sales and marketing	9,596	8,461	19,240	17,193
General and administrative	2,839	4,129	12,438	8,907
Medical device excise taxes	–	395	–	770
Amortization of purchased technology and intangibles	404	404	808	808
Total product costs and operating expenses	34,334	31,902	74,603	63,090

Operating earnings	6,853	5,648	5,962	9,071

Other earnings	32	14	48	42

Earnings before income taxes	6,885	5,662	6,010	9,113

Income tax expense	(1,482)	(1,935)	(863)	(3,179)
Net earnings	$5,403	$3,727	$5,147	$5,934

Net earnings per share – basic	$0.31	$0.22	$0.30	$0.35
Net earnings per share – diluted	$0.31	$0.21	$0.29	$0.33

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings
(Dollars in Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net earnings	$5,403	$3,727	$5,147	$5,934
Other comprehensive earnings (loss), net of tax of $0: Foreign currency translation adjustments	(238)	320	(177)	(391)
Comprehensive earnings	$5,165	$4,047	$4,970	$5,543

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Six Months Ended June 30,
	2016	2015
	(unaudited)
Operating activities
Net earnings	$5,147	$5,934
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,473	2,122
Amortization	808	808
Stock-based compensation	2,638	2,382
Deferred taxes, net	(1,736)	1,573
Tax benefit from stock-based awards	–	(360)
Change in accounts receivable allowance	(15)	120
Changes in operating assets and liabilities:
Accounts receivable	(2,678)	(2,908)
Inventories	(1,981)	(4,164)
Prepaid expenses and other	422	495
Accounts payable	370	1,173
Accrued expenses	(2,549)	1,117
Net cash provided by operating activities	2,899	8,292

Investing activities
Purchase of property and equipment	(7,062)	(5,262)
Purchase of building and land	–	(2,748)
Acquisition of licensing rights	(500)	–
Net cash used in investing activities	(7,562)	(8,010)

Financing activities
Repurchase of common shares	(3,527)	(2,276)
Tax benefit from stock-based awards	–	360
Proceeds from the exercise of stock options and sale of stock, net of expenses	1,885	1,041
Net cash used in financing activities	(1,642)	(875)
Decrease in cash and cash equivalents	(6,305)	(593)
Effect of exchange rate changes on cash and cash equivalents	(178)	(29)
Cash and cash equivalents at beginning of period	41,491	36,461
Cash and cash equivalents at end of period	$35,008	$35,839

Supplemental disclosure of cash flow
Cash paid for taxes	$1,424	$964

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (ASC) 260, Earnings Per Share, basic net earnings per share for the three and six months ended June 30, 2016 and 2015 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options and restricted stock awards that were outstanding during the period.

Weighted average common shares outstanding for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding – basic	17,179,000	17,018,000	17,151,000	16,995,000
Weighted average shares outstanding – diluted	17,656,000	17,996,000	17,624,000	17,946,000

(3)	Revenue Recognition

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

Starting in January 2012, the Company began to generate revenue from selling a reprocessing service for ClosureFAST® radiofrequency catheters.  In accordance with ASC Topic 605-45, the Company recognizes this revenue gross with the amount paid to the supplier of the reprocessing service reflected as cost of goods sold.

In addition, the Company has reviewed the provisions of ASC Topic 808, Collaborative Arrangements, and determined that the adoption of this ASC has had no impact on the amounts recorded under these agreements.

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

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Raw materials	$12,173	$10,760
Work-in-process	1,661	1,789
Finished goods	10,225	9,556
	$24,059	$22,105

(5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets and other for the six months ended June 30, 2016 are as follows:

	Goodwill	Acquired Intangibles and other
	(dollars in thousands)
Balance at December 31, 2015	$10,045	$8,445
Acquisition of licensing rights	–	500
Amortization	–	(808)
Foreign currency translation adjustments	17	8
Balance at June 30, 2016	$10,062	$8,145

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable over 30 days past due are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At June 30, 2016 and December 31, 2015, the allowance for doubtful accounts was $260,000 and $285,000, respectively.

All product returns must be pre-approved and if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns which is included with the allowance for doubtful accounts on its balance sheet.  At June 30, 2016 and December 31, 2015, the sales and return allowance was $85,000 and $75,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $345,000 and $360,000 at June 30, 2016 and December 31, 2015, respectively.

(7)	Concentrations of Credit and Other Risks

In the United States the Company sells its products directly to hospitals and clinics.  In all international markets the Company sells its products to distributors who, in turn, sell to hospitals and clinics.  Loss or termination of distributors, or their inability to effectively promote the Company’s products, could have a material adverse effect on the Company’s financial condition and results of operations.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral to extend credit to an account.  No customer represented more than 10% of gross accounts receivable at June 30, 2016 or December 31, 2015.  There have been no material losses on customer receivables.

Sales by geographic location are based on the location of the customer.  Product revenue by geographic destination as a percentage of total product revenues for the six months ended June 30, 2016 and 2015 was 80% and 77% in the United States and 20% and 23% in international markets, respectively.  No single customer represented greater than 10% of the total net revenue for the six months ended June 30, 2016 or 2015.

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

From time to time the Company is involved in legal proceedings arising in the normal course of business.  As of the date of this report, the Company is not a party to any legal proceeding in which an adverse outcome would reasonably be expected to have a material adverse effect on the Company’s results of operations or financial condition.

(10)	Income Taxes

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the six months ended June 30, 2016 and 2015, the Company recorded a provision for taxes of $863,000 and $3,179,000 on earnings before tax of $6,010,000 and $9,113,000 resulting in an effective income tax rate of 14% and 35%, respectively.  The realized effective income tax rate of 14% for the six months ended June 30, 2016 is lower than the Company’s base effective income tax rate of 33.5% due to the adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the first quarter of 2016.  Upon adoption, the Company was required to recognize all excess tax benefits in the statement of earnings.  The Company recognized excess tax benefits of $1,127,000 for the six months ended June 30, 2016.  The effective income tax rate of 35% for the six months ended June 30, 2015 consists of a graduated federal rate slightly higher than 34% and state taxes.

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

The Company applies ASC Topic 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had an unrecognized tax asset of $379,000 as of both June 30, 2016 and December 31, 2015.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  As of June 30, 2016, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of earnings for the three and six months ended June 30, 2016.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  U.S. Federal and state tax years that remain open to examination at June 30, 2016 include tax years 2013, 2014 and 2015.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory, which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method.  Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments.  Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The new guidance should be applied prospectively and earlier application is permitted as of the beginning of an interim or annual reporting period.  The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017.  The Company does not expect adoption will have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will reduce complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods.  The Board decided to allow all entities to early adopt the ASU for financial statements that had not been issued.  The Company adopted this ASU in the first quarter of 2016.  With respect to the Company, adoption was prospective.  There was no impact to prior period financial information.

(12)	Products and Services

In order to present a more detailed product-specific revenue analysis, in the first quarter of 2015 the Company began reporting net revenue for each of its top products in each of its primary markets.  The following table sets forth, for the periods indicated, net revenue by product along with the percent change from the previous year’s corresponding period for each of the Company’s top eight products by net revenue:

		Three months ended June 30,
		2016		2015
Product	Primary Market	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner® catheters	Interventional cardiology	$12,104	(1%)	$12,272
Micro-introducer kits	Interventional radiology	3,704	24%	2,986
Turnpike® catheters	Interventional cardiology	3,377	419%	650
Pronto® catheters	Interventional cardiology	3,297	(11%)	3,724

		Three months ended June 30,
		2016		2015
Product	Primary Market	Net Revenue	Percent Change	Net Revenue
Vein catheter reprocessing	Phlebology	2,981	(2%)	3,048
Hemostatic patches	Interventional cardiology	2,897	(2%)	2,949
Radial access products	Interventional cardiology	2,261	21%	1,873
Langston® catheters	Interventional cardiology	1,966	16%	1,689

		Six months ended June 30,
		2016		2015
Product	Primary Market	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner catheters	Interventional cardiology	$23,762	5%	$22,612
Micro-introducer kits	Interventional radiology	7,273	25%	5,840
Pronto catheters	Interventional cardiology	6,700	(17%)	8,106
Vein catheter reprocessing	Phlebology	5,970	4%	5,760
Hemostatic patches	Interventional cardiology	5,742	(4%)	5,971
Turnpike catheters	Interventional cardiology	5,674	605%	804
Radial access products	Interventional cardiology	4,360	24%	3,511
Langston catheters	Interventional cardiology	3,848	18%	3,268

The Company sells its products into four primary clinical markets:  interventional cardiology, interventional radiology, electrophysiology, and phlebology (vein treatment).   The Company estimates the percentage of its revenue that is generated in each market by estimating the percentage of sales of each product that is made to customers for use in that market.  The following table sets forth, for the periods indicated, the company’s estimate of net revenue percentage by primary clinical market:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Primary Market	Revenue Percentage	Revenue Percentage	Revenue Percentage	Revenue Percentage

Interventional cardiology	75%	73%	75%	73%
Phlebology	12%	13%	12%	13%
Interventional radiology	9%	10%	9%	10%
Electrophysiology	4%	4%	4%	4%
	100%	100%	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the past several years, the markets for diagnostic and therapeutic interventional cardiology products and procedures have undergone only modest growth.  We believe this low growth, in both product sales and procedure volumes, is due to a variety of factors, including the effects of weak economies on overall health care utilization rates, efforts by third-party payers to lower costs associated with medical procedures, an increased reliance on the medical management of heart disease, investigations by government agencies into potential over-utilization of procedures, the implementation by hospitals of policies designed to reduce the incidence of unnecessary procedures in the wake of these outside investigations, and heavy competition among the manufacturers of interventional devices. Although worldwide demographic factors, including the growing incidence of cardiovascular disease, seem to favor long-term growth in the number of interventional procedures, we believe that the structural pressures that have been building within the market during the past decade are likely to result in relatively flat catheterization volumes for the foreseeable future.  In the United States, in which Vascular Solutions typically generates approximately 80% of its revenues, according to data from Medtech Insight (“U.S. Markets for Interventional Cardiology Products”, April 2016), in 2015 there were approximately 3.8 million combined diagnostic and therapeutic interventional cardiology procedures – consisting of 2.6 million diagnostic and 1.2 million therapeutic catheterizations.  Medtech Insight projects that the number of U.S. diagnostic and therapeutic cardiac catheterization procedures will remain flat through 2020.

Vascular Solutions intends to continue to develop and market a vast array of products that serve the needs of interventional physicians.  While the overall interventional markets are mature, it has been our strategy to target the discrete pockets of growth within the catheterization labs.  Currently, we have a particular focus in our R&D and business development programs in three areas: complex interventions, radial artery catheterizations, and embolization procedures.  We believe these relatively new segments of the vascular interventions market have the greatest need for new specialized products and also represent some of the best opportunities for growth.

One of our highest priority R&D programs is a collaboration with the United States Army to develop freeze-dried plasma for the treatment of battlefield trauma.  The product we have developed, RePlas™ freeze-dried plasma, is the result of our long-standing expertise in the lyophilization (freeze-drying) of biologic materials.  The U.S. Army has agreed to sponsor, conduct, and fund the clinical development of RePlas, and we will retain the rights to market the product after FDA approval.  Subject to the completion of clinical studies, we believe RePlas will have broad applicability in both government and private sector first-responder markets.

Our product portfolio includes a broad spectrum of more than 90 products consisting of over 800 stock keeping units (SKUs) covering a wide array of hemostat devices, extraction catheters, vascular access devices, guide catheters, guidewires, retrieval devices and a reprocessing service for radiofrequency catheters used in the treatment of varicose veins.  Our management, including our chief executive officer who is our chief operating decision maker, report and manage our operations based on product sales into our four clinical target markets.  We have corporate infrastructure and direct sales capabilities in the United States and have established distribution relationships in most major international markets.  In order to drive sales growth, we have invested not only in the expansion of our global distribution system, but also in new product development and efforts to obtain additional regulatory approvals.  A significant portion of our net revenue historically has been, and we expect to continue to be, attributable to new and enhanced products and services.  We expect to continue to further validate the clinical and competitive benefits of our technology platforms to drive utilization of our current products and the development of new and enhanced products and services.

The interventional medical device industry is characterized by intense competition, rapidly evolving technology and a high degree of government regulation.  Looking ahead we expect our business may be impacted by the following trends and opportunities:

•	The future regulatory approval of newly-developed products. Any new product that we develop must be approved by the Food and Drug Administration (FDA) in the United States and by similar regulatory bodies in other countries before it can be sold. The requirements for obtaining product approval have undergone change, and the FDA frequently implements changes to the product approval process. We monitor the changing regulatory landscape and modify our regulatory submissions as necessary to obtain product approvals.

•	Successfully integrating acquired and distributed products and services into our existing operations. The acquisition of products, product distribution rights, and services complementary to our existing product portfolio and customer call points provides an additional business opportunity, but is dependent on the successful integration of the acquired or distributed products into our existing business structure. Since 2010, we have acquired or licensed more than 10 products and services.

•	Managing intellectual property. The interventional medical device industry is characterized by numerous patent filings and litigation claims made to protect new and evolving product ideas. To maximize the profitability of new product ideas, we seek patent protection for those product design and method concepts which we believe have the potential to provide substantial product revenue. Managing intellectual property assets and claims is a significant challenge for our business.

•	Managing greater government regulation and scrutiny. Our products and business activities are subject to rigorous regulation, including by the U.S. FDA, Department of Justice, and numerous other federal, state, and foreign governmental authorities. These authorities have been increasing scrutiny of our industry and enforcement actions related to companies in it. Managing compliance with existing and future regulation of our industry and fulfilling regulatory disclosure requirements is a significant challenge for our business.

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue:
Product revenue	100%	100%	100%	100%
License, royalty and collaboration revenue	-	-	-	-
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	35%	34%	35%	33%
Collaboration expenses	-	-	-	-
Research and development	12%	11%	13%	12%
Clinical and regulatory	5%	4%	5%	4%
Sales and marketing	23%	23%	24%	24%
General and administrative	7%	11%	15%	12%
Medical device excise taxes	-	1%	-	1%
Amortization of purchased technology and intangibles	1%	1%	1%	1%
Total product costs and operating expenses	83%	85%	93%	87%
Operating earnings	17%	15%	7%	13%
Other earnings	-	-	-	-
Earnings before income taxes .	17%	15%	7%	13%
Income tax expense	(4%)	(5%)	(1%)	(5%)
Net earnings	13%	10%	6%	8%

Three and six months ended June 30, 2016, compared to three and six months ended June 30, 2015

Net revenue increased 10% to $41,187,000 for the quarter ended June 30, 2016 from $37,550,000 for the quarter ended June 30, 2015.  The increase in revenue is comprised of the following components:

% Change
Volume of existing products and services sold (including sales of new versions of existing products and services)	6%
Pricing of existing products and services sold	1%
Revenue from new products or services, defined as products and services that had no revenue in the second quarter of 2015	3%
10%

Approximately 81% and 76% of our net revenue was earned in the United States and 19% and 24% of our net revenue was earned in international markets for the three months ended June 30, 2016 and June 30, 2015, respectively.

Net revenue increased 12% to $80,565,000 for the six months ended June 30, 2016 from $72,161,000 for the six months ended June 30, 2015.  The increase in revenue is comprised of the following components:

% Change
Volume of existing products and services sold (including sales of new versions of existing products and services)	10%
Pricing of existing products and services sold	-%
Revenue from new products or services, defined as products and services that had no revenue in the first six months of 2015	2%
12%

Approximately 80% and 77% of our net revenue was earned in the United States and 20% and 23% of our net revenue was earned in international markets for the six months ended June 30, 2016 and June 30, 2015, respectively.

          We recognized $124,000 and $152,000 of license, royalty and collaboration revenue during the three month periods ended June 30, 2016 and 2015, respectively, and $260,000 and $322,000 of license, royalty and collaboration revenue during the six month periods ended June 30, 2016 and 2015, respectively, due to our license and device supply agreements and our royalty agreement with a third party.  Collaboration expense of $13,000 and $46,000 was recognized during the three months ended June 30, 2016 and 2015, respectively, and $40,000 and $100,000 during the six months ended June 30, 2016 and 2015, respectively, as a result of an agreement we entered into in April 2013 to develop a new hemostatic device for a third party.  License, royalty and collaboration revenue is expected to be approximately $500,000 to $550,000 for the full year 2016.

Gross margin decreased to 65.3% for the quarter ended June 30, 2016, compared to 66.3% for the quarter ended June 30, 2015.  Gross margin decreased to 65.4% for the six month period ended June 30, 2016, compared to 66.8% for the six month period ended June 30, 2015.  The decrease in gross margin was primarily due to the write-off of $413,000 of raw material as a result of product discontinuations in our international markets.  We expect gross margin to be between 65.5% and 66.5% for the full year 2016 as we continue to improve manufacturing efficiencies of recently launched products, subject to variations in our selling mix between United States and international markets and between our lower margin products and our higher margin products such as the D-Stat Dry and GuideLiner products.

Research and development expense for the second quarter of 2016 totaled $5,031,000, or 12% of revenue, compared to $4,202,000, or 11% of revenue, for the second quarter of 2015.  Research and development expense for the six month period ended June 30, 2016 totaled $10,058,000 or 13% of revenue, compared to $8,270,000 or 12% of revenue, for the six month period ended June 30, 2015.  Research and development expenses have increased on both a percentage and dollar basis compared to the three and six months ended June 30, 2015, due to headcount additions as well as additional testing required to meet increasing regulatory requirements for new products.  We expect research and development expenses to be approximately 11.5% to 12.5% of revenue for the full year 2016.

Clinical and regulatory expense for the second quarter of 2016 totaled $2,153,000, or 5% of revenue, compared to $1,605,000, or 4% of revenue, for the second quarter of 2015.  Clinical and regulatory expense for the six month period ended June 30, 2016 totaled $4,150,000 or 5% of revenue, compared to $3,086,000 or 4% of revenue, for the six month period ended June 30, 2015.  Clinical and regulatory expenses have increased on both a percentage and dollar basis compared to the three and six months ended June 30, 2015, due to headcount additions in the second half of 2015 as a result of the increasing regulatory requirements.  We expect clinical and regulatory expenses to be approximately 5.0% for the full year 2016.

Sales and marketing expense for the second quarter of 2016 totaled $9,596,000, or 23% of revenue, compared to $8,461,000, or 23% of revenue, for the second quarter of 2015.  Sales and marketing expense for the six month period ended June 30, 2016 totaled $19,240,000 or 24% of revenue, compared to $17,193,000 or 24% of revenue, for the six month period ended June 30, 2015.  The increase in sales and marketing expense on a dollar basis for the three and six months ended June 30, 2016, was due to commissions paid on increasing sales in the U.S., combined with a minor increase in the size of our U.S. field sales organization.  We expect our sales and marketing expenses as a percentage of revenue to be approximately 22.0% to 23.0% of revenue for the full year 2016.

General and administrative expense for the second quarter of 2016 totaled $2,839,000, or 7% of revenue, compared to $4,129,000, or 11% of revenue, for the second quarter of 2015.  General and administrative expense for the six month period ended June 30, 2016 totaled $12,438,000 or 15% of revenue, compared to $8,907,000 or 12% of revenue, for the six month period ended June 30, 2015.  General and administrative expense decreased on both a dollar and percentage basis for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 as a result of reduced litigation expense due to the not guilty jury verdict on February 26, 2016 following our criminal trial in the United States District Court for the Western District of Texas regarding our Vari-Lase Short Kit.  General and administrative expense increased on both a dollar and percentage basis for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 as a result of a $2,700,000 increase in legal expenses related to the defense of the Short Kit litigation.  Total legal expenses related to the Short Kit litigation were $7,400,000 for the six months ended June 30, 2016.  As a result of the resolution of this matter, we expect general and administrative expense to return to a more normalized level and be approximately 5.5% to 6.5% of revenue in each quarter for the remainder of 2016.

Medical device excise taxes for the second quarter of 2016 totaled $0, compared to $395,000, or 1.1% of revenue, for the second quarter of 2015.  Medical device excise taxes for the six month period ended June 30, 2016 totaled $0, compared to $770,000, or 1.1% of revenue, for the six month period ended June 30, 2015.  In December 2015, the medical device excise tax was suspended for fiscal years 2016 and 2017.

Amortization of purchased technology and other intangibles was $404,000 for both three months ended June 30, 2016 and 2015.   Amortization of purchased technology and other intangibles was $808,000 for both six months ended June 30, 2016 and 2015.  The amortization resulted from our product and license acquisitions.  As part of these asset purchases and licensing agreements, we allocated an aggregate of $16,000,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years.  We expect amortization expense to be approximately $400,000 in each quarter for the remainder of 2016.

Income tax expense was $1,482,000 and $863,000 for the three and six months ended June 30, 2016, respectively, on earnings before tax of $6,885,000 and $6,010,000, respectively, resulting in an effective income tax rate of 22% and 14%, respectively.  The effective tax rates of 22% and 14% for the three and six month periods ended June 30, 2016, is lower than our expected effective tax rate of 33.5% due to the adoption in the first quarter of 2016 of Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  Upon adoption, we recognized first and second quarter excess tax benefits in our earnings.  Excess tax benefits totaled $801,000 in the second quarter and $1,127,000 for the six months ended June 30, 2016.  We expect our effective income tax rate to be approximately 33.5% to 34.5% of revenue in each quarter for the remainder of 2016, subject to variations if any, as a result of excess tax benefits recognized related to equity compensation.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $35,008,000 at June 30, 2016 compared to $41,491,000 at December 31, 2015, a decrease of $6,483,000.  A small portion of our cash is maintained in operating accounts, with the majority invested in a highly liquid money market type Eurodollar account, which are bank deposited funds denominated in U.S. Dollars and held outside the United States.  The Eurodollar account is a direct obligation of a large bank in the U.S. and carries the same credit rating as all other deposits of the bank.

Cash used in operations.  We generated $2,899,000 of cash in operations during the six months ended June 30, 2016.  The primary sources and uses of cash from operations were:

•	$9,330,000 was generated primarily as a result of our net income of $5,147,000, increased by depreciation and amortization expense of $3,281,000 and stock-based compensation expense of $2,638,000; and reduced by non-cash tax uses of $1,736,000.

•	$6,416,000 was used as a result of the net change in operating assets and liabilities primarily due to: an increase of $2,678,000 in accounts receivable; a decrease of $2,179,000 in accounts payable and accruals as a result of our payments of legal expense accruals relating to the Short Kit litigation; an increase of $1,981,000 in overall inventory; and a decrease of $422,000 in prepaid expenses, primarily due to the decrease in taxes receivable.

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios.  Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the quarter.  The increase in days sales outstanding for the six months ended June 30, 2016 was primarily due to an increase in our receivables from slower-paying international distributors.  Days inventory on hand is calculated by dividing 365 by the annualized cost of sales for the quarter divided by inventory.  The decrease in days inventory on hand for the six months ended June 30, 2016 was due to sales demand increasing slightly more than our inventory balance and was relatively consistent with the December 31, 2015 days inventory on hand.

	June 30, 2016	December 31, 2015
Days Sales Outstanding	48	46
Days Inventory on Hand	154	157

Cash used in investing activities.  We used $7,562,000 of cash in investing activities for the six months ended June 30, 2016, consisting of $7,062,000 of capital expenditures related to building renovations, and computer and research and development equipment.  The cash used in investing activities for building improvements is primarily due to ongoing renovation and expansion of our manufacturing facilities.  In addition, in the second quarter we acquired the licensing rights relating to a future product for $500,000.

Cash used in financing activities.  We used $1,642,000 of cash in financing activities for the six months ended June 30, 2016.  The cash usage consisted of:  $1,809,000 of cash used to repurchase 64,199 shares of our common stock as part of our share purchase program; and $1,718,000 of cash used to repurchase 62,050 shares of our common stock to satisfy income tax withholding obligations on restricted stock awards vesting and a stock options exercise, partially offset by the receipt of $1,885,000 upon the exercise of outstanding stock options and the sale of common stock pursuant to our Employee Stock Purchase Plan.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We believe that our working capital of $70.3 million at June 30, 2016 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Contractual Obligations

The following table summarizes our contractual cash commitments as of June 30, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(dollars in thousands)
Facility operating leases	$1,069	$350	$436	$283	$-
Product license rights	500	100	400	-	-
Total	$1,569	$450	$836	$283	$-

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

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the Act) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their business, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement.  We desire to take advantage of the safe harbor provisions with respect to any forward-looking statements we may make in this filing, other filings with the Securities and Exchange Commission and any public oral statements or written releases. The words or phrases “will likely,” “is expected,” “will continue,” “is anticipated,” “believe,” “estimate,” “projected,” “forecast,” or similar expressions are intended to identify forward-looking statements within the meaning of the Act.  Forward-looking statements such as these are based on management’s current expectations as of the date of this report but involve risks, uncertainties and other factors which may cause actual results to differ materially from those contemplated by such forward-looking statements.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  In accordance with the Act, we identify the following important general factors which, if altered from the current status, could cause our actual results to differ from those described in any forward-looking statements: risks associated with adoption of our new products, exposure to governmental enforcement actions, exposure to potential patent infringement lawsuits, significant variability in quarterly results, exposure to possible product liability claims, the development of new products by others, dependence on third party distributors in international markets, doing business in international markets, the availability of third party reimbursement, actions by the FDA related to our products, the loss of key vendors, information technology risks and those factors set forth under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Annual Report on Form 10-Q.  This list is not exhaustive, and we may supplement this list in any future filing with the Securities and Exchange Commission or in connection with the making of any specific forward-looking statement.  We undertake no obligation to, and do not intend to, revise or update publicly any forward-looking statement for any reason.

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

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivable.

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

We are exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $35,000 on an annual basis.

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

During the fiscal quarter ended June 30, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item1.	Legal Proceedings

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

Some companies in the interventional medical device industry have employed intellectual property litigation in an attempt to gain a competitive advantage.  In addition, non-practicing patent assertion entities have accumulated patent rights related to the medical device industry and are asserting them against operating companies to attempt to collect settlements or licensing fees.  Intellectual property litigation has proven to be very complex and the outcome of such litigation is difficult to predict.  While we do not believe that any of our products or services infringe any existing patent or other intellectual property right, we previously have been involved in substantial intellectual property litigation and expect to continue to become subject to intellectual property claims with respect to our new or existing products or services.

An adverse determination in any intellectual property litigation or interference proceedings against us could prohibit us from selling a product or service, subject us to significant immediate payments to third parties and require us to seek licenses from third parties.  The costs associated with these license arrangements may be substantial and could include up-front payments and ongoing royalties.  Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all.  Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a product or service.

Our involvement in any future intellectual property claims, regardless of the merits of any asserted claim against us, could divert the attention of our technical and management personnel away from the development and marketing of our products and services for significant periods of time.  Furthermore, the penalties involved with an adverse outcome may be severe and the costs incurred related to defending such claims could have a material adverse effect on our results of operations or financial condition, even if we ultimately prevail in them.

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

The manufacture and sale of medical products entails significant risk of product liability claims.  Any product liability claims with or without merit, could result in costly litigation, reduced sales, cause us to incur significant liabilities and divert our management’s time, attention and resources.  We cannot be sure that our product liability insurance coverage is adequate or that it will continue to be available to us on acceptable terms, if at all.

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

We are continually engaged in developing new products and services and improving our existing products and services.  New or improved products and services represent a significant component of our sales growth.  We dedicate significant financial and managerial resources to product and services development and improvement.  We may not achieve our development objectives within our schedule and budget, or at all, due to technical or operational challenges.  Failure to achieve our development objectives on schedule may increase our development expenses and adversely impact our revenues.  If we do achieve our development objectives, we may not be able to obtain regulatory approval for new or improved products or services and we may not be successful in marketing and selling such products or services.  Failure to obtain regulatory approval or successfully market and sell new or improved products and services could adversely impact our revenues and results of operations.

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

Our international sales are subject to several risks, including:

•	the ability of our independent distributors to sell our products and services;

•	the impact of recessions or other disruptions in economies outside the United States, including from Great Britain’s exit from the European Union;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	unexpected changes in regulatory requirements, tariffs or other trade barriers;

•	weaker intellectual property rights protection in some countries;

•	potentially adverse tax consequences; and

•	political and economic instability.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1 – 30, 2016	-	-	-	$17,372,009
May 1 – 31, 2016	5,236	$35.05	-	$17,372,009
June 1 – 30, 2016	-	-	-	$17,372,009
Total	5,236	$35.05	-	$17,372,009

(1)  At the election of recipients and pursuant to the terms of their Stock Option and Restricted Stock Awards and the Stock Option and Stock Award Plan, we purchased 5,236 shares of common stock in May 2016 at the fair market value of the common stock on the day of purchase to satisfy income tax withholding obligations for the award recipients.

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

VASCULAR SOLUTIONS, INC.

Date: July 25, 2016	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)