Form 10-Q
period 2016-09-30
VASCULAR SOLUTIONS INC
filed 2016-10-24
CIK 1030206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

The registrant had 17,533,220 shares of common stock, $.01 par value per share, outstanding as of October 20, 2016.

VASCULAR SOLUTIONS, INC.

PART 1. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

VASCULAR SOLUTIONS, INC.

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

	September 30, 2016	December 31, 2015
	(unaudited)	(see note)
Assets
Current assets:
Cash and cash equivalents	$39,067	$41,491
Accounts receivable, net of reserves of $345 and $360 in 2016 and 2015, respectively	22,961	19,121
Inventories	24,156	22,105
Prepaid expenses and other	3,727	4,361
Total current assets	89,911	87,078

Property, plant and equipment, net	41,816	34,508
Goodwill	10,089	10,045
Intangible assets and other, net	7,751	8,445
Deferred tax assets, net of liabilities	7,036	4,797
Total assets	$156,603	$144,873

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$4,122	$5,830
Accrued compensation	6,984	6,702
Accrued expenses	3,015	4,125
Total current liabilities	14,121	16,657

Long-term deferred tax liabilities	74	72
Total long-term liabilities	74	72

Shareholders’ equity:
Common stock, $0.01 per share par value: Authorized shares – 40,000,000 Issued and outstanding shares – 17,533,220 – 2016; 17,386,853 – 2015	175	174
Additional paid-in capital	104,586	102,123
Other	(1,159)	(1,186)
Accumulated earnings	38,806	27,033
Total shareholders’ equity	142,408	128,144
Total liabilities and shareholders’ equity	$156,603	$144,873

See accompanying notes.

Note:  The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Earnings
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net revenue:
Product revenue	$41,663	$36,827	$121,969	$108,666
License, royalty and collaboration revenue	110	127	369	449
Total revenue	41,773	36,954	122,338	109,115

Product costs and operating expenses:
Cost of goods sold	14,856	12,133	42,726	36,089
Collaboration expenses	–	15	40	115
Research and development	5,585	4,932	15,642	13,202
Clinical and regulatory	2,080	1,608	6,230	4,694
Sales and marketing	9,222	8,092	28,462	25,285
General and administrative	2,390	5,000	14,828	13,906
Medical device excise taxes	–	402	–	1,172
Amortization of purchased technology and intangibles	404	404	1,212	1,212
Total product costs and operating expenses	34,537	32,586	109,140	95,675

Operating earnings	7,236	4,368	13,198	13,440

Other earnings	22	46	70	87

Earnings before income taxes	7,258	4,414	13,268	13,527

Income tax expense	(1,818)	(1,441)	(2,681)	(4,620)
Net earnings	$5,440	$2,973	$10,587	$8,907

Net earnings per share – basic	$0.31	$0.17	$0.62	$0.52
Net earnings per share – diluted	$0.31	$0.16	$0.60	$0.49

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Comprehensive Earnings
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net earnings	$5,440	$2,973	$10,587	$8,907

Other comprehensive earnings (loss), net of tax of $0: Foreign currency translation adjustments	205	13	27	(378)

Comprehensive earnings	$5,645	$2,986	$10,614	$8,529

See accompanying notes.

VASCULAR SOLUTIONS, INC.

Consolidated Statements of Cash Flows
(Dollars in Thousands)

	Nine Months Ended September 30,
	2016	2015
	(unaudited)
Operating activities
Net earnings	$10,587	$8,907
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	3,861	3,265
Amortization	1,212	1,212
Stock-based compensation	3,672	3,258
Deferred taxes, net	(1,051)	1,815
Tax benefit from stock-based awards	–	(600)
Gain on sales of equipment	(1)	–
Change in accounts receivable allowance	(20)	110
Changes in operating assets and liabilities:
Accounts receivable	(3,815)	(2,000)
Inventories	(2,081)	(6,627)
Prepaid expenses and other	638	1,311
Accounts payable	(1,715)	(185)
Accrued expenses	(833)	4,708
Net cash provided by operating activities	10,454	15,174

Investing activities
Purchase of property and equipment	(11,158)	(8,032)
Purchase of building and land	–	(2,748)
Acquisition of licensing rights	(500)	–
Proceeds from sale of equipment	7	–
Net cash used in investing activities	(11,651)	(10,780)

Financing activities
Repurchase of common shares	(3,534)	(2,305)
Tax benefit from stock-based awards	–	600
Proceeds from the exercise of stock options and sale of stock, net of expenses	2,326	1,199
Net cash used in financing activities	(1,208)	(506)
Increase (decrease) in cash and cash equivalents	(2,405)	3,888
Effect of exchange rate changes on cash and cash equivalents	(19)	(37)
Cash and cash equivalents at beginning of period	41,491	36,461
Cash and cash equivalents at end of period	$39,067	$40,312

Supplemental disclosure of cash flow
Cash paid for taxes	$2,175	$1,253

See accompanying notes.

VASCULAR SOLUTIONS, INC.
Notes to Unaudited Consolidated Financial Statements

(1)	Basis of Presentation

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

In accordance with Accounting Standards Codification (ASC) 260, Earnings Per Share, basic net earnings per share for the three and nine months ended September 30, 2016 and 2015 is computed by dividing net earnings by the weighted average common shares outstanding during the periods presented.  Diluted net earnings per weighted average common share is computed by dividing net earnings by the weighted average common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options and restricted stock awards that were outstanding during the period.

Weighted average common shares outstanding for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding – basic	17,277,000	17,083,000	17,205,000	17,049,000
Weighted average shares outstanding – diluted	17,795,000	18,072,000	17,691,000	17,999,000

(3)	Revenue Recognition

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

Inventories are stated at the lower of cost (weighted average first-in, first-out method) or market.  Appropriate consideration is given to deterioration, obsolescence and other factors in evaluating net realizable value.  Inventories are comprised of the following:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Raw materials	$13,457	$10,760
Work-in-process	1,845	1,789
Finished goods	8,854	9,556
	$24,156	$22,105

(5)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill and acquired intangible assets and other for the nine months ended September 30, 2016 are as follows:

	Goodwill	Acquired Intangibles and other
	(dollars in thousands)
Balance at December 31, 2015	$10,045	$8,445
Acquisition of licensing rights	–	500
Amortization	–	(1,212)
Foreign currency translation adjustments	44	18
Balance at September 30, 2016	$10,089	$7,751

(6)	Credit Risk and Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  This allowance is regularly evaluated by the Company for adequacy by taking into consideration factors such as past experience, credit quality of the customer base, age of the receivable balances, both individually and in the aggregate, and current economic conditions that may affect a customer’s ability to pay.  Accounts receivable over 30 days past due are considered past due.  The Company does not accrue interest on past due accounts receivable.  Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and the specific circumstances of the customer.  At September 30, 2016 and December 31, 2015, the allowance for doubtful accounts was $260,000 and $285,000, respectively.

All product returns must be pre-approved and if approved, customers are subject to a 20% restocking charge.  The Company analyzes the rate of historical returns when evaluating the adequacy of the allowance for sales returns which is included with the allowance for doubtful accounts on its balance sheet.  At September 30, 2016 and December 31, 2015, the sales and return allowance was $85,000 and $75,000, respectively.

Accounts receivable are shown net of the combined total of the allowance for doubtful accounts and allowance for sales returns of $345,000 and $360,000 at September 30, 2016 and December 31, 2015, respectively.

(7)	Concentrations of Credit and Other Risks

In the United States the Company sells its products directly to hospitals and clinics.  In all international markets the Company sells its products to distributors who in turn sell to hospitals and clinics.  Loss or termination of distributors or their inability to effectively promote the Company’s products, could have a material adverse effect on the Company’s financial condition and results of operations.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral to extend credit to an account.  No customer represented more than 10% of gross accounts receivable at September 30, 2016 or December 31, 2015.  There have been no material losses on customer receivables.

Sales by geographic location are based on the location of the customer.  Product revenue by geographic destination as a percentage of total product revenues for the nine months ended September 30, 2016 and 2015 was 81% and 78% in the United States and 19% and 22% in international markets, respectively.  No single customer represented greater than 10% of the total net revenue for the three or nine months ended September 30, 2016 or 2015.

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

The Company is subject to income tax in numerous jurisdictions and at various rates and the use of estimates is required in determining the provision for income taxes.  For the nine months ended September 30, 2016 and 2015, the Company recorded a provision for taxes of $2,681,000 and $4,620,000 on earnings before tax of $13,268,000 and $13,527,000 resulting in an effective income tax rate of 20% and 34%, respectively.  The realized effective income tax rate of 20% for the nine months ended September 30, 2016 is lower than the Company’s base effective income tax rate of 33.5% due to the adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting in the first quarter of 2016.  Upon adoption, the Company was required to recognize all excess tax benefits in the statement of earnings.  The Company recognized excess tax benefits of $1,604,000 for the nine months ended September 30, 2016.  In addition per ASU 2016-09 as of the annual period of adoption, the Company was required to recognize previously unrecognized excess tax benefits on a modified retrospective basis and record a deferred tax asset for the balance with an offsetting adjustment to retained earnings.  The Company recognized additional deferred tax assets and adjusted retained earnings in the amount of $1,186,000 as of January 1, 2016.

The Company applies ASC Topic 740, Income Taxes, which clarifies the accounting for uncertainty in tax positions recognized in the financial statements. These provisions create a single model to address uncertainty in tax positions and clarify the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company had an unrecognized tax asset of $379,000 as of both September 30, 2016 and December 31, 2015.  The impact of tax related interest and penalties is recorded as a component of income tax expense.  As of September 30, 2016, the Company has recorded $-0- for the payment of tax related interest and there were no tax penalties or interest recognized in the statements of earnings for the three and nine months ended September 30, 2016.

The Company is subject to income tax examinations in the U.S. Federal jurisdiction, as well as in the Republic of Ireland and various state jurisdictions.  U.S. Federal and state tax years that remain open to examination at September 30, 2016 include tax years 2013, 2014 and 2015.

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

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined in the ASU).  The ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption.  The Company does not expect adoption will have a material impact on the consolidated financial statements.

(12)	Products and Services

In order to present detailed product-specific revenue analysis, the Company reports net revenue for each of its top products in each of its primary markets.  The following table sets forth, for the periods indicated, net revenue by product along with the percent change from the previous year’s corresponding period for each of the Company’s top eight products by net revenue:

		Three months ended September 30,
		2016		2015
Product	Primary Market	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner® catheters	Interventional cardiology	$12,241	7%	$11,441
Micro-introducer kits	Interventional radiology	3,869	22%	3,168
Vein catheter reprocessing	Phlebology	3,798	20%	3,165
Turnpike® catheters	Interventional cardiology	3,579	303%	888
Pronto® catheters	Interventional cardiology	3,205	(10%)	3,559
Hemostatic patches	Interventional cardiology	2,859	(6%)	3,039
Radial access products	Interventional cardiology	2,227	16%	1,915
Langston® catheters	Interventional cardiology	1,776	9%	1,623

		Nine months ended September 30,
		2016		2015
Product	Primary Market	Net Revenue	Percent Change	Net Revenue
		(dollars in thousands)
GuideLiner catheters	Interventional cardiology	$36,003	6%	$34,053
Micro-introducer kits	Interventional radiology	11,142	24%	9,008
Pronto catheters	Interventional cardiology	9,905	(15%)	11,665
Vein catheter reprocessing	Phlebology	9,768	9%	8,925
Turnpike catheters	Interventional cardiology	9,254	447%	1,692
Hemostatic patches	Interventional cardiology	8,601	(5%)	9,011
Radial access products	Interventional cardiology	6,587	21%	5,426
Langston catheters	Interventional cardiology	5,624	15%	4,890

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Primary Market	Revenue Percentage	Revenue Percentage	Revenue Percentage	Revenue Percentage

Interventional cardiology	73%	73%	74%	73%
Phlebology	14%	13%	13%	13%
Interventional radiology	9%	10%	9%	10%
Electrophysiology	4%	4%	4%	4%
	100%	100%	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth, for the periods indicated, certain items from our statements of earnings expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue:
Product revenue	100%	100%	100%	100%
License, royalty and collaboration revenue	-	-	-	-
Total revenue	100%	100%	100%	100%

Product costs and operating expenses:
Cost of goods sold	36%	33%	35%	33%
Collaboration expenses	-	-	-	-
Research and development	13%	13%	13%	12%
Clinical and regulatory	5%	4%	5%	4%
Sales and marketing	22%	22%	23%	23%
General and administrative	6%	14%	12%	13%
Medical device excise taxes	-	1%	-	1%
Amortization of purchased technology and intangibles	1%	1%	1%	1%
Total product costs and operating expenses	83%	88%	89%	87%
Operating earnings	17%	12%	11%	13%
Other earnings	-	-	-	-
Earnings before income taxes	17%	12%	11%	13%
Income tax expense	(4%)	(4%)	(2%)	(5%)
Net earnings	13%	8%	9%	8%

Three and nine months ended September 30, 2016, compared to three and nine months ended September 30, 2015

Net revenue increased 13% to $41,773,000 for the quarter ended September 30, 2016 from $36,954,000 for the quarter ended September 30, 2015.  The increase in revenue is comprised of the following components:

% Change
Volume of existing products and services sold (including sales of new versions of existing products and services)	11%
Pricing of existing products and services sold	(1%)
Revenue from new products or services, defined as products and services that had no revenue in the third quarter of 2015	3%
13%

Approximately 81% and 79% of our net revenue was earned in the United States and 19% and 21% of our net revenue was earned in international markets for the three months ended September 30, 2016 and September 30, 2015, respectively.

Net revenue increased 12% to $122,338,000 for the nine months ended September 30, 2016 from $109,115,000 for the nine months ended September 30, 2015.  The increase in revenue is comprised of the following components:

% Change
Volume of existing products and services sold (including sales of new versions of existing products and services)	11%
Pricing of existing products and services sold	(1%)
Revenue from new products or services, defined as products and services that had no revenue in the first nine months of 2015	2%
12%

Approximately 81% and 78% of our net revenue was earned in the United States and 19% and 22% of our net revenue was earned in international markets for the nine months ended September 30, 2016 and September 30, 2015, respectively.

          We recognized $110,000 and $127,000 of license, royalty and collaboration revenue during the three months ended September 30, 2016 and 2015, respectively, and $369,000 and $449,000 of license, royalty and collaboration revenue during the nine months ended September 30, 2016 and 2015, respectively, due to our license and device supply agreements and our royalty agreement with a third party.  Collaboration expense of $0 and $15,000 was recognized during the three months ended September 30, 2016 and 2015, respectively, and $40,000 and $115,000 during the nine months ended September 30, 2016 and 2015, respectively, as a result of an agreement we entered into in April 2013 to develop a new hemostatic device for a third party.  License, royalty and collaboration revenue is expected to be approximately $500,000 to $550,000 for the full year 2016.

Gross margin decreased to 64.4% for the third quarter of 2016, compared to 67.2% for the third quarter of 2015.  Gross margin decreased to 65.1% for the nine months ended September 30, 2016, compared to 66.9% for the nine months ended September 30, 2015.  The decrease in gross margin was primarily due to the write-off of $413,000 of raw material as a result of product discontinuations in our international markets, combined with product mix as sales of our lower margin reprocessed catheters increased significantly in the third quarter.  We expect gross margin to be between 65.0% and 65.5% for the full year 2016 as we continue to improve manufacturing efficiencies of recently launched products, subject to variations in our selling mix between United States and international markets and between our lower margin products and our higher margin products such as the D-Stat Dry and GuideLiner products.

Research and development expense for the third quarter of 2016 totaled $5,585,000, or 13% of revenue, compared to $4,932,000, or 13% of revenue, for the third quarter of 2015.  Research and development expense for the nine months ended September 30, 2016 totaled $15,642,000 or 13% of revenue, compared to $13,202,000 or 12% of revenue, for the nine months ended September 30, 2015.  Research and development expenses have increased on a dollar basis compared to the three and nine months ended September 30, 2015, due to headcount additions as well as additional testing required to meet increasing regulatory requirements for new products.  We expect research and development expenses to be approximately 12.0% to 12.5% of revenue for the full year 2016.

Clinical and regulatory expense for the third quarter of 2016 totaled $2,080,000, or 5% of revenue, compared to $1,608,000, or 4% of revenue, for the third quarter of 2015.  Clinical and regulatory expense for the nine months ended September 30, 2016 totaled $6,230,000 or 5% of revenue, compared to $4,694,000 or 4% of revenue, for the nine months ended September 30, 2015.  Clinical and regulatory expenses have increased on both a percentage and dollar basis compared to the three and nine months ended September 30, 2015, due to headcount additions as a result of the increasing regulatory requirements.  We expect clinical and regulatory expenses to be approximately 5.0% of revenue for the full year 2016.

Sales and marketing expense for the third quarter of 2016 totaled $9,222,000, or 22% of revenue, compared to $8,092,000, or 22% of revenue, for the third quarter of 2015.  Sales and marketing expense for the nine month period ended September 30, 2016 totaled $28,462,000 or 23% of revenue, compared to $25,285,000 or 23% of revenue, for the nine month period ended September 30, 2015.  The increase in sales and marketing expense on a dollar basis for the three and nine months ended September 30, 2016, was due to commissions paid on increasing sales in the U.S., combined with a minor increase in the size of our U.S. field sales organization.  We expect our sales and marketing expenses as a percentage of revenue to be approximately 22.5% to 23.0% of revenue for the full year 2016.

General and administrative expense for the third quarter of 2016 totaled $2,390,000, or 6% of revenue, compared to $5,000,000, or 14% of revenue, for the third quarter of 2015.  General and administrative expense for the nine month period ended September 30, 2016 totaled $14,828,000 or 12% of revenue, compared to $13,906,000 or 13% of revenue, for the nine month period ended September 30, 2015.  General and administrative expense for the three months ended September 30, 2016 decreased due to the conclusion of the Vari-Lase Short Kit litigation in February 2016.  General and administrative expense for the nine months ended September 30, 2016 increased due to headcount additions.  Total legal expenses related to the Short Kit litigation were $7,400,000 and $7,466,000 for the nine months ended September 30, 2016 and 2015, respectively.  We expect general and administrative expense to be approximately 6.0% of revenue in the fourth quarter of 2016.

Medical device excise taxes for the third quarter of 2016 totaled $0, compared to $402,000, or 1.1% of revenue, for the third quarter of 2015.  Medical device excise taxes for the nine month period ended September 30, 2016 totaled $0, compared to $1,172,000, or 1.1% of revenue, for the nine month period ended September 30, 2015.  In December 2015, the medical device excise tax was suspended for fiscal years 2016 and 2017.

Amortization of purchased technology and other intangibles was $404,000 for the third quarter of  2016 and the third quarter of 2015.  Amortization of purchased technology and other intangibles was $1,212,000 for the nine month periods ended September 30, 2016 and 2015.  The amortization resulted from our product and license acquisitions.  As part of these asset purchases and licensing agreements, we allocated an aggregate of $16,000,000 to purchased technology and other intangibles that are being amortized over a period of 9 to 11 years.  We expect amortization expense to be approximately $400,000 in the fourth quarter of 2016.

Income tax expense was $1,818,000 and $2,681,000 for the three and nine months ended September 30, 2016, respectively, on earnings before tax of $7,258,000 and $13,268,000, respectively, resulting in an effective income tax rate of 25% and 20%, respectively.  The effective tax rates of 25% and 20% for the three and nine months ended September 30, 2016, is lower than our expected effective tax rate of 33.5% due to the adoption in the first quarter of 2016 of Accounting Standards Update (ASU) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  Upon adoption, we have been recognizing excess tax benefits in our earnings.  Excess tax benefits totaled $477,000 in the third quarter and $1,604,000 for the nine months ended September 30, 2016.  We expect our effective income tax rate to be approximately 33.5% to 34.5% of revenue in the fourth quarter of 2016, subject to variations if any, as a result of excess tax benefits recognized related to equity compensation.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $39,067,000 at September 30, 2016 compared to $41,491,000 at December 31, 2015, a decrease of $2,424,000.  A small portion of our cash is maintained in operating accounts, with the majority invested in a money market Eurodollar account, which is denominated in U.S. Dollars and held outside the United States.  The Eurodollar account is a direct obligation of a large bank in the U.S. and carries the same credit rating as all other deposits of the bank.

Cash used in operations.  We generated $10,454,000 of cash in operations during the nine months ended September 30, 2016.  The primary sources and uses of cash from operations were:

•
$18,281,000 was generated primarily as a result of our net income of $10,587,000, increased by depreciation and amortization expense of $5,073,000 and stock-based compensation expense of $3,672,000; and reduced by non-cash tax uses of $1,051,000.

•
$7,827,000 was used as a result of the net change in operating assets and liabilities, primarily due to an increase of $3,815,000 in accounts receivable, a decrease of $2,548,000 in accounts payable and accruals (primarily payment of legal expense accruals relating to the Short Kit litigation), an increase of $2,081,000 in inventory, and a decrease of $638,000 in prepaid expenses (primarily due to a decrease in taxes receivable).

The table below presents the change in receivables and inventory in relative terms, through the presentation of financial ratios.  Days sales outstanding are calculated by dividing the ending accounts receivable balance, net of reserves for sales returns and doubtful accounts, by the average daily sales for the quarter.  The increase in days sales outstanding for the nine months ended September 30, 2016 was primarily due to an increase in our receivables from slower-paying international distributors.  Days inventory on hand is calculated by dividing 365 by the annualized cost of sales for the quarter divided by inventory.  The decrease in days inventory on hand for the nine months ended September 30, 2016 was due to a reduction in our finished goods inventory balance as we near the end of our renovation project for our manufacturing facility.  We increased our finished goods inventory in 2015 due to potential supply disruptions as a result of renovation of our manufacturing facilities.

	September 30, 2016	December 31, 2015
Days Sales Outstanding	51	46
Days Inventory on Hand	148	157

Cash used in investing activities.  We used $11,651,000 of cash in investing activities for the nine months ended September 30, 2016, consisting of $11,158,000 of capital expenditures related to building renovations and computer and research and development equipment.  The cash used in investing activities for building improvements is primarily due to ongoing renovation and expansion of our manufacturing facilities, expected to be completed in the fourth quarter of 2016.  In addition, in the second quarter of 2016 we acquired commercial rights to a future product for $500,000.

Cash used in financing activities.  We used $1,208,000 of cash in financing activities for the nine months ended September 30, 2016.  The cash usage consisted of $1,809,000 of cash used to repurchase 64,199 shares of our common stock as part of our share purchase program, and $1,725,000 of cash used to repurchase 62,207 shares of our common stock to satisfy income tax withholding obligations on vesting of restricted stock awards and exercise of stock options, partially offset by the receipt of $2,326,000 upon the exercise of outstanding stock options and the sale of common stock to employees under our Employee Stock Purchase Plan.

We currently anticipate that we will experience positive cash flow from our normal operating activities for the foreseeable future.  We believe that our working capital of $75.8 million at September 30, 2016 will be sufficient to meet all of our operating and capital requirements for the foreseeable future.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations

The following table summarizes our contractual cash commitments as of September 30, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(dollars in thousands)
Facility operating leases	$947	$282	$438	$227	$-
Product license rights	500	100	400	-	-
Total	$1,447	$382	$838	$227	$-

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

We do not believe our operations are currently subject to significant market risks for interest rates, foreign currency exchange rates, commodity prices or other relevant market price risks of a material nature.  A change of 0.1 in the Euro exchange rate would result in an increase or decrease of approximately $58,000 in the amount of United States dollars we receive in payment on the accounts receivable denominated in Euros by our subsidiary in Ireland and our German distributor, Nicolai GmbH.  Under our current policies, we do not use foreign currency derivative instruments to manage exposure to fluctuations in the Euro exchange rate.

We are exposed to declines in the interest rates paid on deposited funds.  A 0.1% decline in the current market interest rates paid on deposits would result in interest earnings being reduced by approximately $39,000 on an annual basis.

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

        During the fiscal quarter ended September 30, 2016, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1 – 31, 2016	157	$42.32	-	$17,372,009
August 1 – 31, 2016	-	-	-	$17,372,009
September 1 – 30, 2016	-	-	-	$0
Total	157	$42.32	-	$0

(1)  At the election of recipients and pursuant to the terms of their Stock Option and Restricted Stock Awards and the Stock Option and Stock Award Plan, we purchased 157 shares of common stock in July 2016 at the fair market value of the common stock on the day of purchase to satisfy income tax withholding obligations for the award recipients.

(2)  On November 13, 2014, we announced that our Board of Directors had approved a common stock repurchase plan, under which we could have repurchased up to $20 million of our common stock on the open market at market prices through September 30, 2016, upon which the plan expired.

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

VASCULAR SOLUTIONS, INC.

Date: October 24, 2016	By:	/s/ Howard Root
Howard Root
Chief Executive Officer and Director
(principal executive officer)

	By:	/s/ James Hennen
James Hennen
Senior Vice President of Finance and
Chief Financial Officer
(principal financial officer)

	By:	/s/ Timothy Slayton
Timothy Slayton
Controller
(principal accounting officer)